Form 10QSB
period 1996-09-30
APPALACHIAN BANCSHARES INC
filed 1996-11-14
CIK 1019883

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996

    [ ]  Transition report under Section 13 or 15(d) of the Exchange Act for
         the transition period from       to
                                    -----    -----
                      Commission file number:  000-21383


                         APPALACHIAN BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)


        Georgia                                         58-2242407
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                             315 Industrial Blvd.
                            Ellijay, Georgia  30540
                   (Address of principal executive offices)

                                (706) 276-8000
               (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                           Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                            Outstanding at November 13, 1996
               -----                            --------------------------------

     Common Stock, $5.00 par value                           568,000


Transitional Small Business Disclosure Format:    Yes [ ]    No [X]

                         APPALACHIAN BANCSHARES, INC.

                        September 30, 1996 Form 10-QSB


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet.......................................  3

         Consolidated Statement of Income.................................  4

         Consolidated Statement of Cash Flows.............................  5

         Notes to Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......   8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................  12

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         APPALACHIAN BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                           September 30, 1996   December 31,
                                                                               (Unaudited)          1995
                                                                           -------------------  -------------
ASSETS
Cash                                                                           $   551,018     $   244,111
Due from banks                                                                   1,660,726       1,545,987
Federal funds sold                                                               1,290,000       1,970,000

Securities available for sale                                                   17,108,685      14,050,902
Securities held to maturity                                                        671,199               0

Loans                                                                           60,848,115      32,168,696
Allowance for loan losses                                                         (605,978)       (324,599)
                                                                               -----------      -----------
Net Loans                                                                       60,242,137      31,844,097
Premises and equipment, net                                                      1,657,932       1,672,504
Accrued interest                                                                   782,771         392,793
Other assets                                                                       272,217         228,401
                                                                                ----------       ---------
         TOTAL ASSETS                                                          $84,236,685     $51,948,795
                                                                               ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
     Noninterest-bearing                                                       $ 2,977,754     $ 2,774,362
     Interest-bearing                                                           70,635,988      39,354,469
                                                                               -----------     -----------
         TOTAL DEPOSITS                                                         73,613,742      42,128,831

Securities sold under agreements to repurchase                                   4,553,930       4,311,916
Accrued interest                                                                   134,385          95,352
Other liabilities                                                                  255,126          49,366
                                                                               -----------     -----------
         TOTAL LIABILITIES                                                      78,557,183      46,585,465
                                                                               -----------     -----------
SHAREHOLDERS' EQUITY:
  Common stock ($5 par value; 2,000,000 shares authorized,                       2,840,000       2,840,000
    568,000 shares issued and outstanding)
  Capital surplus                                                                2,829,314       2,829,314
  Retained earnings (accumulated deficit)                                           65,802        (348,143)
  Unrealized gains (losses) on investment securities available for sale,           (55,614)         42,159
    net of deferred tax or tax benefit                                         -----------     -----------
         TOTAL SHAREHOLDERS' EQUITY                                              5,679,502       5,363,330
                                                                               -----------     -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $84,236,685     $51,948,795
                                                                               ===========     ===========

See notes to financial statements.

                         APPALACHIAN BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30                    September 30
                                                     -------------------             ------------------
                                                     1996           1995             1996          1995
                                                    -----           ----             ----          ----


REVENUE FROM EARNING ASSETS:
 Interest and fees on loans                          $1,441,078     $565,962     $3,630,804    $  903,330
 Interest on investment securities:
     Taxable securities                                 252,017      126,538        697,344       310,076
 Interest on federal funds sold                          25,678       45,241         63,614       133,710
                                                     ----------     --------     ----------    ----------
     TOTAL REVENUE FROM EARNING ASSETS                1,718,773      737,741      4,391,762     1,347,116

INTEREST EXPENSE:
 Interest on deposits                                   947,058      424,106      2,359,712       691,380
   Interest on federal funds purchased and securities
    sold under agreements to repurchase                  52,721            0        159,210         1,151
                                                     ----------     --------     ----------     ---------
     TOTAL INTEREST EXPENSE                             999,779      424,106      2,518,922       692,531

NET INTEREST INCOME:                                    718,994      313,635      1,872,840       654,585
 Provision for loan losses                               96,000       88,000        293,000       248,000
                                                     ----------     --------     ----------     ---------

NET INTEREST INCOME:
 After provision for loan losses                        622,994      225,635      1,579,840       406,585

NONINTEREST INCOME:
 Service charges on deposits                             33,744       18,712         94,676        29,174
 Insurance commissions                                    8,796        5,924         18,346        14,954
 Other operating income                                  24,209        7,795         59,860        14,624
 Investment securities gains                                  0        5,938          9,719        11,929
                                                        -------      -------      ---------      --------
     TOTAL NONINTEREST INCOME                            66,749       38,369        182,601        70,681

NONINTEREST EXPENSES:
 Salaries and employee benefits                         227,016      177,088        641,263       473,561
 Occupancy expense                                       24,205       19,728         69,843        42,366
 Furniture and equipment expense                         32,026       18,882         90,365        39,006
 Other operating expenses                               154,272      126,783        390,101       323,665
                                                        -------      -------      ---------      --------
     TOTAL NONINTEREST EXPENSES                         437,519      342,481      1,191,572       878,598

Loss before income taxes                                252,224      (78,477)       570,869      (401,332)
Income tax (provision) benefit                          (48,584)      22,460       (156,924)      132,230
                                                        -------      -------      ---------      --------
NET INCOME (LOSS)                                       203,640      (56,017)       413,945      (269,102)
                                                        =======      =======      =========      ========

EARNINGS (LOSS) PER COMMON SHARE - PRIMARY AND
 FULLY DILUTED
  Net income (loss) per common share                        .36         (.10)           .73          (.47)
  Weighted average common shares outstanding            568,000      568,000        568,000        568,000

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)



                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                      1996             1995
                                                                                 ------------      ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                               $    413,945   $   (269,102)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Provision for loan losses                                                            293,000        248,000
  Provision for depreciation and amortization                                           89,438         44,313
  Amortization of investment security premiums                                          (4,591)       (23,410)
    and accretion of discounts
  Deferred tax (benefit)                                                                54,624       (132,230)
  Realized investment security gains                                                    (9,719)        (5,918)
  Increase in accrued interest receivable                                             (389,978)      (284,182)
  Increase in accrued interest payable                                                  39,033         68,141
   Other                                                                               178,382         84,679
                                                                                    ----------     ----------
      NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                 664,134       (269,709)

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale                               5,948,617      7,200,597
  Purchase of securities available for sale                                         (9,140,486)   (12,620,336)
  Purchase of securities held to maturity                                             (671,226)             0
  Net increase in loans to customers                                               (28,691,040)   (24,668,176)
  Capital expenditures                                                                 (94,434)      (814,598)
                                                                                    ----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                                        (32,648,569)   (30,902,513)

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,                                    12,048,983     19,956,560
     and savings accounts
  Net increase in certificates of deposits                                          19,435,084     14,779,071
  Net increase in securities sold under agreement to repurchase                        242,014              0
                                                                                    ----------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                     31,726,081     34,735,631
                                                                                    ----------   ------------
  Net increase in cash and cash equivalents                                           (258,354)     3,563,409

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,760,098        650,138
                                                                                    ----------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $3,501,744     $4,213,547
                                                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                         2,479,889        624,390
    Income taxes                                                                             0              0

See notes to financial statements.

                         APPALACHIAN BANCSHARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (unaudited)
                              September 30, 1996


NOTE A - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements for Gilmer County Bank for the year ended December 31, 1995, and footnotes thereto included as Exhibit 99.2 to the Company's registration statement on Form 8-A, filed with the Securities and Exchange Commission on September 17, 1996.

     The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, a Georgia banking corporation located in Ellijay, Georgia, and operating as a bank holding company. On August 8, 1996, Gilmer County Bank became a wholly-owned subsidiary of the Company. Unless otherwise indicated herein, the financial results and projections of the Company refer to the Company and the Bank on a consolidated basis.

NOTE B - INCOME TAXES

     The effective tax rate of approximately 27 percent for the nine months ended September 30, 1996 approximates the statutory rate less an adjustment for the effect of tax exempt securities.

NOTE C - INVESTMENT SECURITIES

     Effective May 26, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of Shareholder's equity (net of deferred tax effect).

     At September 30, 1996, the Company had net unrealized losses of $84,264 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $55,614, net of deferred tax liability. There were no trading securities. The net decrease in Shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1995 to September 30, 1996 was $97,773.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1996 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 appearing in the Bank's Registration Statement on FDIC Form F-1 filed with the Federal Deposit Insurance Corporation on April 29, 1996.


FINANCIAL CONDITION

SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995
------------------------------------------------

LOANS

     Loans comprised the largest single category of the Company's earning assets on September 30, 1996. Loans, net of unearned income and reserve for loan losses, were 71.5 percent of total assets at September 30, 1996. Total net loans were $60,242,137 at September 30, 1996, representing a 89.2 percent increase from the December 31, 1995 total of $31,844,097. This increase was due to continued growth in loan base since the Bank's opening on March 3, 1995.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

     Investment securities and federal funds sold increased $3,048,982 or 19.0 percent from December 31, 1995 to September 30, 1996. The increase relates to an excess of deposit growth over loan demand during the period. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1996 were $17,779,884 compared with $14,050,902 at December 31, 1995, reflecting a 26.5 percent increase of $3,728,982.


ASSET QUALITY

     Between December 31, 1995 and September 30, 1996, a slight decline in the quality of assets was experienced, as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 7.05 to 10.82. The ratio of total nonperforming assets to total assets fell to .0007 from .0008 and the ratio on nonperforming loans to total loans remained at 0.001 as compared to December 31, 1995. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

     Total deposits of $73,613,742 at September 30, 1996 increased $31,484,911 (74.7%) over total deposits of $42,128,831 at year-end 1995. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $203,392 or 7.3 percent from year-end 1995 to September 30, 1996, and interest-bearing deposits increased 79.5% during the same period. Certificates of deposits of $100,000 or more increased $5,235,527 (91.9%).


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase totaled $4,553,930 at September 30, 1996, a $242,014 increase from the December 31, 1995 total of $4,311,916.


SHAREHOLDERS' EQUITY

     Shareholders' equity increased $316,172 from December 31, 1995 to September 30, 1996, due to net earnings of $413,945 and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $97,773, net of deferred tax liability.


CAPITAL RESOURCES

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided as a result of the Bank's initial stock offering in 1994, in which the Bank raised a total of $5,680,000 in capital.

     Regulatory authorities in the banking industry are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to 5.68 million at September 30, 1996. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $6.21 million at September 30, 1996.

     The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------


SUMMARY

     Net earnings for the nine months ended September 30, 1996 were $413,945 compared to a net loss of $269,102 for the same period in 1995. The net loss in the previous year related to the effect of start up costs associated with the Bank's opening on March 3, 1995. The Company has reported net income for each quarter since the fourth quarter of 1995. Net interest income increased $1,218,255 during the first nine months of 1996, as compared to the same period in 1995; noninterest expenses increased $312,974 during same period, while noninterest income increased by $111,920.


NET INTEREST INCOME

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1996 increased $3,044,646 (226.01%) from the same period in 1995. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the nine months ended September 30, 1996 were $45,543,731 higher during the same period of 1995. Interest expense for the nine months ended September 30, 1996 increased $1,826,390 or (263.73%) compared to the same period of 1995.


PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $293,000 for the nine months ended September 30, 1996 compared to $248,000 for the same period of 1995. Charge-offs exceeded recoveries by $12,124 for the nine months ended September 30, 1996. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was
1.00 percent at September 30, 1996 compared to 1.01 percent at year-end 1995.


NONINTEREST INCOME

     Noninterest income for the nine months ended September 30, 1996 was $182,601 compared to $70,681 for the same period of 1995. This increase was primarily due to an increase in service charges on deposit accounts of $65,902 in 1996 as compared to the same period of 1995, and due to service charges on credit cards. Significant components of noninterest income are as follows: Service charges on deposit increased $65,502 (224.52%), insurance commissions increased $3,392 (22.7%), investment securities increased $2,210 (18.5%), and other operating income, primarily credit card and safe deposit box fees increased $45,236 (309.3%) to $59,860.


NONINTEREST EXPENSES

     Noninterest expenses for the nine months ended September 30, 1996 were $1,191,572, reflecting a 35.6 percent increase over the same period of 1995. The primary components of noninterest expenses are salaries and employee benefits, which increased to $641,263 for the nine months ended September 30, 1996, 35.4 percent higher than in the same period of 1995. The increase in salaries and employee benefits are due to increased staffing for the unusually high level of growth which has been experienced since the Bank's opening on March 3, 1995. Occupancy costs increased $27,477 (64.9%), and furniture and equipment expenses rose by $51,359. Other operating expenses rose by only 20.5 percent to $390,101.

     The substantial increase in the Company's size has necessitated increased expenditures for data processing and other support activities and personnel, which will continue in the future.

     The Company's strategy is to fully develop its market in Gilmer County and surrounding areas by offering, through its Bank subsidiary, a full range of banking services to customers. Management will strive to build the Company's business in a profitable manner and to minimize any losses and adverse effects on the Company's earnings. Our strategy for long term success in these areas will not be sacrificed for immediate gain.


INCOME TAXES

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $156,924 for the nine months ended September 30, 1996 increased $289,154 compared to the same period of 1995, due primarily to the reversal of the Company's loss position in the prior year to a cumulatively profitable position in the current year. Since the Company expects that taxable income will exceed it net operating loss carryforwards for the year, management is attempting to reduce its tax burden by purchasing tax exempt securities.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     On August 8, 1996, the Company and the Bank consummated a reorganization pursuant to a Plan of Reorganization and Agreement of Merger (the "Reorganization Plan") among the Company, the Bank and Gilmer Interim, Inc. ("Gilmer Interim"), a wholly-owned subsidiary of the Company (the "Reorganization"). In accordance with the terms of the Reorganization Plan, Gilmer Interim merged with and into the Bank with the Bank being the surviving corporation. Upon effectiveness of the merger, each outstanding share of common stock of the Bank was exchanged for one share of common stock of the Company.
As a result of the Reorganization, the shareholders of the Bank became the shareholders of the Company instead of the Bank, the Bank became a wholly-owned subsidiary of the Company, and Interim ceased to exist as a separate entity.

     As a result of the Reorganization, the Holding Company has approximately 750 shareholders of record. On September 17, 1996, the Holding Company filed a registration statement on Form 8-A with the Securities and Exchange Commission (the "Commission") under Section 12(g) of the Securities Exchange Act of 1934 with respect to such shares, which registration statement was declared effective by the Commission on October 1, 1996.

     Upon consummation of the Reorganization, the Holding Company became the sole shareholder of the Bank, with one share of Common Stock of the Bank remaining issued and outstanding. Accordingly, the Bank terminated registration of its Common Stock with the FDIC effective October 9, 1996 in accordance with
Section 12(g)(4) of the Securities Exchange Act of 1934.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

  2.1 Plan of Reorganization and Agreement of Merger, dated May 24, 1996, by and among Gilmer County Bank, Appalachian Bancshares, Inc. and Gilmer Interim, Inc.

  3.1 Articles of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form 8-A , filed September 17,
         1996).

  3.2 Bylaws of the Company (incorporated by reference to the Company's registration statement on Form 8-A , filed September 17, 1996).

 11      Computation of Net Income Per Share

 27      Financial Data Schedule


 (b)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the period covered by this report.

                                  SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 14, 1996

                                       APPALACHIAN BANCSHARES, INC.


                                         /s/ Tracy R. Newton
                                         ------------------------
                                         Tracy R. Newton
                                         President and CEO
                                         (Duly authorized officer)


                                         /s/ Kent W. Sanford
                                         ------------------------
                                         Kent W. Sanford
                                         Executive Vice President
                                         (Principal financial officer)