Form 10KSB40
period 1996-12-31
APPALACHIAN BANCSHARES INC
filed 1997-03-26
CIK 1019883

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT

                              -------------------

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996        Commission File No. 000-21383

                         APPALACHIAN BANCSHARES, INC.
                (Name of Small Business Issuer in Its Charter)

        Georgia                                         58-2242407
(State of Incorporation)                 (I.R.S. Employer Identification Number)

         315 Industrial Boulevard
           Ellijay, Georgia                                30540
(Address of Principal Executive Offices)                (Zip Code)

                                (706) 276-8000
               (Issuer's Telephone Number, Including Area Code)

                              -------------------

        Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                        Name of Exchange on Which Registered
-------------------                        ------------------------------------
      None                                                    N/A

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $5.00 par value per share

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $6,564,243.

    There is no established trading market for the registrant's capital stock. The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 1997 was $6,823,744, based on a per share price of $16.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

    At March 14, 1997, there were 568,000 shares of the registrant's Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                                   APPALACHIAN BANCSHARES, INC.

                                                  1997 Form 10-KSB Annual Report

                                            TABLE OF CONTENTS AND CROSS-REFERENCE SHEET

Item Number                                                                                                          Page or
in Form 10-KSB                                             Description                                               Location
--------------                                             -----------                                               --------
   Item 1.              Business...........................................................................              1

   Item 2.              Properties.........................................................................             19

   Item 3.              Legal Proceedings..................................................................             19

   Item 4.              Submission of Matters to a Vote of Security Holders................................             20

   Item 5.              Market for the Registrant's Common  Equity and Related Shareholder Matters.........             20

   Item 6.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................................................             21

   Item 7.              Financial Statements...............................................................         F-1 to F-25

   Item 8.              Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure.........................................................................             29

   Item 9.              Directors, Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a) of the
                        Exchange Act.......................................................................     Proxy Statement
                                                                                                                pages 3 to 4

   Item 10.             Executive Compensation.............................................................     Proxy Statement
                                                                                                                pages 11 to 12

   Item 11.             Security Ownership of Certain Beneficial Owners
                        and Management.....................................................................     Proxy Statement
                                                                                                                page 2

   Item 12.             Certain Relationships and Related Transactions.....................................     Proxy Statement
                                                                                                                page 5

   Item 13.             Exhibits and Reports on Form 8-K...................................................             30

                                    PART I

ITEM 1.   BUSINESS

HISTORY AND BUSINESS OF THE COMPANY

           Appalachian Bancshares, Inc. (the "Company" or "Registrant") was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of Gilmer County Bank (the "Bank"). In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. In August 1996, the Company and the Bank entered into a reorganization (the "Reorganization") pursuant to which the Company acquired 100% of the outstanding shares of the Bank, and the shareholders of the Bank became the shareholders of the capital stock of the Company.

           At December 31, 1996 the assets of the Company consisted solely of its ownership of the capital stock of the Bank. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Bank on a consolidated basis.

           The Company's executive office is located at 315 Industrial Boulevard, Ellijay, Georgia, and its telephone number at such location is (706) 276-8000.

BUSINESS OF THE BANK

           The Bank was organized in 1994 under the laws of the State of Georgia to conduct a commercial banking business in Gilmer County, Georgia, with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was formed to meet the banking needs of individuals, small- to medium-sized businesses, and farmers, especially those engaged in apple and poultry production.

           The Bank performs banking services customary for full service banks of similar size and character. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. The Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area encompassing Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia.

           The principal business of the Bank is to attract and accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank's loans and investments are (1) demand, time, savings, and other deposits (including negotiable order of withdrawal ("NOW") accounts), (2) amortization and prepayment of loans granted, (3) sales to other lenders or institutions of loans or participation in loans, (4) fees paid by other lenders or institutions for servicing loans sold by the Bank to such lenders or institutions and (5) borrowings. The principal sources of income for the Bank are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Bank are (1) interest paid on savings and other deposits (including NOW accounts),
(2) interest paid on borrowings by the Bank, (3) employee compensation, (4) office expenses and (5) other overhead expenses.

           The Bank was organized by a group of individuals from Gilmer County and the surrounding area and commenced business from its main office location at 315 Industrial Boulevard, Ellijay, Georgia on March 3, 1995. The Bank operated in development stage prior to that time.

           The Bank has a correspondent relationship with several banks, including Georgia Bankers' Bank, South Trust Bank and Compass Bank.

EMPLOYEES

           Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. At December 31, 1996, the Bank had a total of 31 employees, 27 of which were full-time employees. Neither the Company nor the Bank are party to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

LENDING ACTIVITIES

           General. The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. Loans to the poultry industry, which have been decreasing as a percentage of the Bank's loan portfolio, constituted 17% of the Bank's total loans at December 31, 1996.

           The Bank has engaged in secondary-market mortgage activities, obtaining commitments, through intermediaries, from secondary mortgage purchasers to purchase mortgage loans originated by the Bank. Based on these commitments, the Bank originates mortgage loans on terms corresponding to such commitments and generates fee income to supplement its interest income. No mortgage loans are held by the Bank for resale nor are any loans held for mortgage servicing.

           Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting approximately $40 million, or 61.7%, of the Bank's total loans at December 31, 1996. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans but exclude home equity loans, which are classified as consumer loans.

           Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1996, the Bank held approximately $13.9 million, or 21.4% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

           Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 1996, the Bank held approximately $8.6 million in consumer loans, representing 13.3% of total loans.

           Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers' loan committee. Individual officers' lending limits range from $15,000 to $100,000, depending on seniority and type of loan. The officers' loan committee, which consists of the president, executive vice president and senior lending officer, has a lending limit of $150,000 for secured loans. Loans between $150,000 and $300,000 must be approved by a directors' loan committee, which is made up of the president, the senior lending officer and three outside directors. Loans above $300,000 require approval by the majority of the full Board of Directors.

           The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Bank's senior lending officer is charged with the responsibility of ensuring that all loans or lines of credit in excess of $100,000 are reviewed annually, with random sample checks of loans less than $100,000. All loans or lines of credit of $250,000 and over are reviewed by a consulting firm, which the Bank has engaged to conduct periodic reviews of the Bank's loan portfolio.

DEPOSITS

           The Bank offers a variety of deposit programs to individuals and to small- to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries (such as private trusts). Qualified deposits are insured by the FDIC in an amount up to $100,000.

           The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 1996.

                                                               Deposit Mix

                                                                                                       December 31, 1996
             Non-interest bearing demand........................................................              4.3%
             Interest-bearing demand............................................................             24.3%
             Savings............................................................................             17.8%
             Time Deposits......................................................................             38.8%
             Certificates of Deposit of $100,000 or more........................................             14.8%
                 Total..........................................................................            100.0%

           The Bank is a member of the Cirrus ATM network of automated teller machines, which permits Bank customers to perform certain transactions in numerous cities throughout Georgia and in other states. The Bank's charter provides that the Bank has trust powers but only upon application to the DBF. To date, the Bank has not submitted and has no plans to submit such an application.

COMPETITION AND MARKET AREA

           The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, thrift institutions, credit unions, and money market mutual funds operating in Ellijay, Gilmer County, Georgia, and elsewhere. Some banks with which the Bank competes have significantly greater resources and higher lending limits (by virtue of their greater capitalization). Credit unions and money market mutual funds with which the Bank competes may have competitive advantages as a result of being subject to different, and possibly less stringent, regulatory requirements.

           The Bank serves the areas of Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. As of December 31, 1996, three non-locally owned banks had offices in Gilmer County. The Bank of Ellijay, which is owned by Century South Banks, Inc., a bank holding company headquartered in Gainsville, Georgia, operates a main office and two branch offices in Gilmer County. RegionsBank, an Alabama bank holding company, operates two offices in Gilmer County. The Bank of North Georgia, headquartered in Canton, Georgia, maintains a branch office in Gilmer County. In addition, many local businesses and individuals have deposits outside of Gilmer County.

           Recent legislation enacted by the Georgia General Assembly allow banks in Georgia to establish de novo branch banks in Gilmer County, which branches, if established, would also compete with the Bank. See "Supervision and Regulation--Regulation and Legislative Changes."

MONETARY POLICIES

           The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

                          SUPERVISION AND REGULATION

           The following information is not intended to be an exhaustive description of the statutes and regulations applicable to the Company and the Bank. The discussion of the regulatory provisions applicable to the Company and the Bank is qualified in its entirety by reference to the particular statutory or regulatory provisions.

THE COMPANY

           The Company is a bank holding company within the meaning of the federal Bank Holding Company Act ("BHC Act") and is registered with and subject to the regulation of the Federal Reserve under the BHC Act. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such other reports and information as may be required under the BHC Act. The Federal Reserve may conduct examinations of the Company and the Bank to determine whether such institutions are in compliance with the regulations promulgated under the BHC Act.

           The BHC Act requires a bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire directly or indirectly the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it, (ii) before it or any subsidiary (other than a bank) may acquire all or substantially all of the assets of a bank, and (iii) before it may merge or consolidate with any other bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") facilitates branching and permits the establishment of agency relationships across state lines and permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years. See "--Regulation and Legislative Changes."

           Bank holding companies are also generally prohibited under the BHC Act from engaging in non-banking activities or acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain non-banking activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Such activities determined by the Federal Reserve to fall under this category include, but are not limited to, making or servicing loans and certain leases, providing certain data processing services, acting as a fiduciary or investment or financial advisor, providing discount brokerage services, underwriting bank eligible securities, and making investments designed to promote community welfare.

           The Federal Reserve Act imposes certain limitations on extensions of credit and other transactions by and between banks which are members of the Federal Reserve System and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks which are not members of the Federal Reserve System are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

           Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support such subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under these provisions, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the bank holding company to such subsidiary banks are likely to be unsecured and subordinate to such bank's depositors and possibly to other creditors of such bank.

           The Company is also subject to regulation as a bank holding company under the Georgia Financial Institutions Code (the "Code"), which requires registration and filing of periodic information with the Georgia Department of

Banking and Finance ("DBF"). Registration with the DBF includes information relating to the financial condition, operations, management and inter-company relationships of the Company and the Bank. The DBF may also require such other information or make examinations as is necessary to keep itself informed as to whether the Company is in compliance with the provisions of Georgia law and the regulations and orders promulgated or issued thereunder.

           Under the provisions of the Code, it is unlawful without the prior approval of the DBF (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of the Bank;
(ii) for any bank holding company or a subsidiary thereof (other than a bank) to acquire all or substantially all of the assets of a bank; or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful under the Code for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any presently operating bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

The Bank

           The Bank operates as a banking institution incorporated under the laws of the State of Georgia and subject to examination by the DBF. The DBF regulates all areas of the Bank's commercial banking operations, including reserves, loans, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. The Bank must also comply with the state usury laws which limit the rates of interest which may be charged on certain types of loans.

           In addition to state banking laws and regulations applicable to the Bank as a state banking institution, the Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured banks include paying off depositors to the extent provided by law in the event a bank is closed without adequate provisions having been made to pay the claims of depositors, acting as the receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve System to determine the condition of such banks for insurance purposes. (The Bank is not a member of the Federal Reserve System.) The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continued, or assumed bank is an insured non-member state bank. The FDIC closely examines non-member banks for compliance with certain federal statutes such as the Community Reinvestment Act and the Truth-in-Lending Act.

Dividends

           The principal source of cash flow for the Company is dividends from the Bank. Various statutory provisions require regulatory approval before the Bank may pay dividends to the Company. Under Georgia law, the Bank must obtain approval of the DBF before it may pay cash dividends out of retained earnings if
(1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or
(3) the ratio of equity capital to adjusted assets is less than 6%. As discussed below, additional capital requirements imposed by the DBF may limit the Bank's ability to pay dividends to the Company. See "--Capital Adequacy."

           The payment of dividends by the Company and the Bank may also be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC issued a policy statement that provides that insured banks should generally only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See "Capital Adequacy--FDICIA."

Capital Adequacy

           The Federal Reserve and the FDIC have implemented substantially similar risk-based rules for assessing the capital adequacy of banks and bank holding companies. These regulations establish minimum guidelines for the ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of 8%; (2) a minimum Tier 1 capital ratio to risk-weighted assets of 4%; and (3) a minimum shareholder's equity to risk-weighted assets ratio of 4%. Tier 1 capital includes common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and most other intangibles. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general reserve for loan and lease losses up to 1.25% of risk-weighted assets.

           In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly-rated bank holding companies and insured banks, respectively. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the regulatory agencies will continue to consider a tangible Tier 1 leverage ratio and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

           Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "--FDICIA."

           Federal banking agencies recently adopted final regulations mandating that regulators take into consideration concentrations of interest rate and credit risk and risks from nontraditional activities, as well as the institution's ability to manage such risks, when determining the adequacy of an institution's capital position. Under these rules, regulators must explicitly include an institution's exposure to declines in the economic value of its capital due to interest rates in evaluating an institution's capital adequacy. The final rules do not codify a framework for assessing an institution's exposure to interest rate risk; rather, such exposure would be considered as one quantitative factor used in evaluating capital adequacy. Other quantitative factors would include the institution's historical financial performance and its earnings exposure to interest rate movements. Examiners will also consider certain qualitative factors, including the institution's internal interest rate risk management.

           DBF Capital Requirements. Notwithstanding the uniform risk-based capital guidelines and leverage ratios discussed above, regulatory authorities have the discretion to set individual minimum capital requirements for the specific institutions at rates significantly exceeding the above minimum guidelines and ratios. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% primary capital ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

           FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted on December 19, 1991 in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. Among other matters, the FDICIA requires that all depository institutions with assets in excess of $150 million, or such larger threshold as may be established by the FDIC (currently $500 million), prepare and submit to the FDIC and appropriate federal and state banking regulators annual financial statements that have been audited by independent public accountants, file reports prepared by the depository institutions containing a statement by Management of its responsibilities and by the depository institutions' independent public accountant attesting to the accuracy of management's annual assessment of its financial reporting, internal controls and regulatory compliance, and establish an audit committee composed of members of the board of directors who are independent of management. The FDIC has provided by regulation that these provisions of the FDICIA do not apply to depository institutions with assets less than $500 million. An enactment of the FDICIA has also resulted in the promulgation of regulations by regulatory agencies which will tend to restrict to some degree the real estate lending practices of financial institutions. The FDICIA otherwise provides for additional supervision and regulation of financial institutions.

           Under the FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder establish five capital categories as shown in the following table:

                                                  Total Risk-               Tier 1 Risk-                  Tier 1
                  Classification                 Based Capital              Based Capital                Leverage
                  --------------                 -------------              -------------                --------
           Well Capitalized (1)                       10%                        6%                         5%
           Adequately Capitalized (1)                  8%                        4%                         4%(2)
           Undercapitalized (3)              Less than-8%              Less than-4%               Less than-4%
           Significantly Undercapitalized    Less than-6%              Less than-3%               Less than-3%
           Critically Undercapitalized                 -                         -                Less than-2%

           ----------
           (1)  An institution must meet all three minimums.
           (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
           (3) An institution is classified as "undercapitalized" if it is below the specified capital level for any of the three capital measures.

           A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution's primary federal regulator against an institution that falls into one of the three "undercapitalized" categories, including the requirement of filing a capital plan with the institution's primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, to sell assets, or to sell the institution.

           The foregoing capital guidelines may have an effect on the Company in a variety of ways. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the Company's capital position in a short period of time, making an additional capital infusion necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

Safety and Soundness

           FDICIA imposes certain restrictions on transactions and required federal banking agencies to prescribe overall safety and soundness standards relating to internal controls, loan underwriting and documentation and asset growth. If an insured depository institution or its holding company fails to meet any of the regulatory standards promulgated by the regulation, then such institution or company must submit a plan within 30 days to the FDIC describing the steps it will take to correct the deficiency. If an institution or company fails to submit a plan or implement the plan within the time period allowed by the agency, the FDIC must order the institution or company to correct the deficiency and may take such additional steps as restricting asset growth, requiring an increase in the institution's ratio of tangible equity to assets, restricting rates of interest that the institution may pay or take any further corrective action the agency deems necessary.

Federal Deposit Insurance Premiums and Assessments

           The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund or "BIF" and the Savings Association Insurance Fund or "SAIF") are maintained for commercial banks and thrifts, with insurance premiums from the banking industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to the BIF or the SAIF from $0.23 to $0.31 per $100 of insured deposits depending on their capital levels and risk profile, as determined by their primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100. In 1996, the Bank paid the legally required $1,000 minimum semiannual assessment.

Regulatory and Legislative Changes

           Georgia Interstate Banking Act. The Bank is also subject to other state and federal governmental regulations. On March 16, 1994, the Georgia General Assembly adopted the Georgia Interstate Banking Act (the "Georgia Act"). The Georgia Act revised the existing regional interstate banking law to expand the scope nationwide. The Georgia Act, as amended by the 1996 Georgia Interstate Banking Act, permits bank holding companies located in any state outside of Georgia to acquire Georgia banks, or to acquire bank holding companies owning Georgia banks. However, the Georgia Act retains the existing prohibition, subject to certain limitations, on acquiring banks in operation less than five years. Further, the board of directors of a Georgia bank or bank holding company may adopt a resolution to exempt its bank or bank holding company from acquisition under the Georgia Act. Finally, acquisition of the Bank must receive prior approval from the Federal Reserve and the DBF.

           Georgia Intrastate Banking Act. The Georgia General Assembly recently enacted legislation (the "Georgia Intrastate Banking Act") altering the public policy of the State regarding intrastate branch banking. Essentially, the legislation allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, any Georgia bank or group of affiliated banks under a single holding company may, subject to certain restrictions, establish new or additional branch banks in any three counties in the State of Georgia in which the bank or group of banks are not currently operating. Beginning July 1, 1998, the number of de novo branch banks which may be established is no longer limited by statute.

           Several federal statutes impact the ways in which the Bank conducts business include FDICIA, the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDRIA"), and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act").

           RCDRIA. RCDRIA was enacted September 23, 1994, to promote economic revitalization and community development to "investment areas." RCDRIA establishes a Community Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

           RCDRIA provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. RCDRIA directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

           Interstate Banking Act. The Interstate Banking Act, enacted September 29, 1994, permits, among other things, bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators act to "opt-out" of this provision, to acquire banks in any state one year after the effective date of the

Interstate Banking Act, and permit banks to establish de novo branches across state lines if the individual states into which a potential de novo entrant proposes to branch specifically pass legislation to "opt-in."

           Under the Interstate Banking Act, a bank may merge, beginning on June 1, 1997, with a bank in another state if the transaction does not involve a bank in a home state which has enacted a law after the date of enactment of the interstate banking act and before June 1, 1997, that applies equally to all out of state banks and expressly prohibits such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such state law. States may also elect to permit merger transactions before June 1, 1997. Georgia has elected to allow such mergers beginning June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out of state bank to acquire a branch without acquiring the bank; Georgia has not authorized such transactions. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

           Beginning September 29, 1995, the Board of Governors of the Federal Reserve System was authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquirer's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in state or out of state bank holding companies making an initial acquisition. Notwithstanding the foregoing, anti-trust laws are not affected by the Interstate Banking Act.

           The Interstate Banking Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits de novo interstate branching. The establishment of the initial branch in a host state which permits de novo interstate branching is subject to the same requirements which apply to the initial acquisition of a bank in a host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a branch has been established by de novo branching, the bank may establish and acquire additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired additional branches under applicable federal or state law.

           Other Regulatory Initiatives. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA") which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (1) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

           Congress and various federal agencies (including, in addition to the bank regulatory agencies, HUD, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

           On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where this is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

           Proposals to change the laws and regulations governing the banking industry are regularly introduced on the state and federal level. It cannot be predicted whether or in what form any proposed legislation will be adopted or the extent to which such legislation may affect the business of the Company or the Bank.

                       SELECTED STATISTICAL INFORMATION

           The following tables set forth certain statistical information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and the Company's consolidated financial statements and notes thereto beginning at page F-1 of this Report. The average statistical data presented in this report are generally based on daily average balances.

                 (Remainder of Page Intentionally Left Blank)

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

           The table below shows, for the periods indicated, the daily average balances outstanding for the major categories of interest-bearing assets and interest-bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities.

          Average Balances, Interest Income/Expense and Yields/Rates
                           Taxable Equivalent Basis

                                                 Year Ended December 31, 1996         Year Ended December 31, 1995
                                             ----------------------------------      --------------------------------
                                               Average      Income/      Yield/       Average     Income/      Yield/
                                               Balance      Expense       Rate        Balance     Expense       Rate
                                             -----------   --------      ------      ---------   ---------     ------
                                                                      (amounts in thousands)
Assets

   Earning assets:
      Loans, net of unearned income (1)...     $  51,008   $  5,219      10.23%      $  14,831   $   1,655      11.16%
      Investment securities:
        Taxable...........................        15,277        979       6.41           6,954         496       7.13
        Tax-exempt........................           445         36       8.09             -0-         -0-        -0-
                                               ---------   --------                  ---------   ---------
      Total investment securities.........        15,722      1,015       6.45           6,954         496       7.13
      Federal funds sold..................         2,025        104       5.14           2,802         178       6.35
      Interest on deposits at other
        banks (2).........................           -0-        -0-        -0-             -0-         -0-        -0-
                                               ---------   --------                  ---------   ---------
        Total interest-earning assets.....        68,755      6,338       9.22          24,587       2,329       9.47

   Non interest-earning assets:
      Cash and due from banks.............         1,522                                   938
      Premises and equipment..............         1,658                                 1,517
      Accrued interest and other assets...           911                                   365
      Allowance for loan losses...........          (500)                                 (142)
                                               ---------                             ---------

Total assets..............................     $  72,346                             $  27,265
                                               =========                             =========
Liabilities and Shareholders' Equity

   Interest-bearing liabilities:
      Demand deposits.....................     $  14,849        737       4.96       $   5,605         300       5.35
      Savings deposits....................        10,829        572       5.28           4,772         270       5.66
      Time deposits.......................        33,365      2,127       6.37           9,339         656       7.02
                                               ---------   --------                  ---------   ---------
                                                  59,043      3,436       5.82          19,716       1,226       6.22
   Other short-term borrowings............         4,777        219       4.58           1,029          52       5.05
   Long-term debt.........................            62          5       8.06             -0-         -0-        -0-
                                               ---------   --------                  ---------   ---------
        Total interest-bearing liabilities.       63,882      3,660       5.73          20,745       1,278       6.16
                                               ---------   --------                  ---------   ---------
   Noninterest-bearing liabilities:
      Demand deposits.....................         2,617                                 1,079
      Accrued interest and other
        liabilities.......................           344                                   120
      Shareholders' equity................         5,503                                 5,321
                                               ---------                             ---------
Total liabilities and shareholders'
equity....................................     $  72,346                             $  27,265
                                               =========                             =========
Net interest income/net interest spread...                    2,678       3.49%                      1,051       3.31%
                                                                         -----                                 ======
Net yield on earning assets...............                                3.90%                                  4.27%
                                                                         =====                                 ======
Taxable equivalent adjustment:
   Loans..................................                       14                                    -0-
   Investment securities..................                       13                                    -0-
                                                           --------                              ---------
      Total taxable equivalent
        adjustment........................                       27                                    -0-
                                                           --------                              ---------
Net interest income.......................                 $  2,651                              $   1,051
                                                           ========                              =========

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax exempt earning assets.

           The following table sets forth, for the years ended December 31, 1996 and 1995, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                                                                  Rate/Volume Variance Analysis

                                                     Change                           Interest                    Variance (1)
                                Average Volume     in Volume    Average Rate       Income/Expense     Variance  Attributed to 1996
                             -------------------   ---------  ----------------     --------------     --------  ------------------
                               1996       1995      1996-95   1996      1995       1996      1995     1996-95    Volume   Rate
                             --------   -------    --------   ----      ----     -------    -------  ---------  --------  -----
                                                                    (amounts in thousands)
Earning assets:
Loans, net of unearned
  income.....................$  51,008  $ 14,831   $ 36,177   10.23%    11.16%   $  5,219   $  1,655 $  3,564  $ 3,690   (126)
                             ---------  --------   --------                      --------   -------- --------
Investment securities:
  Taxable....................   15,277     6,954      8,323    6.41      7.13         979        496      483      528    (45)
  Tax Exempt.................      445        --        445    8.09        --          36         --       36       33      3
                             ---------  --------   --------                      --------   -------- --------
    Total investment
      securities.............   15,722     6,954      8,768    6.45      7.13       1,015        496      519      561    (42)
                             ---------  --------   --------                      --------   -------- --------
Federal funds sold...........    2,025     2,802       (777)   5.14      6.35         104        178      (74)     (44)   (30)
                             ---------  --------   --------                      --------   -------- --------

    Total earning assets.....$  68,755  $ 24,587   $ 44,168    9.22      9.47    $  6,338   $  2,329 $  4,009    4,207   (198)
                             =========  ========   ========                      ========   ======== ========

Interest-bearing liabilities:
Deposits:
  Demand.....................$  14,849  $  5,605   $  9,244    4.96      5.35    $    737   $    300 $    437      457    (20)
  Savings....................   10,829     4,772      6,057    5.28      5.66         572        270      302      319    (17)
  Time.......................   33,365     9,339     24,026    6.37      7.02       2,127        656    1,471    1,526    (55)
                             ---------  --------   --------                      --------   -------- --------
    Total interest-bearing
      deposits...............   59,043    19,716     39,327    5.82      6.22       3,436      1,226    2,210    2,302    (92)

Other short-term borrowings..    4,777     1,029      3,748    4.58      5.05         219         52      167      171     (4)
Long-term debt...............       62        --         62    8.06       -0-           5         --        5        5     --
                             ---------  --------   --------                      --------   -------- --------

    Total interest-bearing
      liabilities............$  63,882  $ 20,745   $ 43,137    5.73      6.16       3,660      1,278    2,382    2,478    (96)
                             =========  ========   ========                      --------   -------- --------  -------  -----

Net interest income/net
  interest spread............                                  3.49%     3.31%   $  2,678   $  1,051 $  1,627  $ 1,729  $(102)
                                                             ======    ======    ========   ======== ========  =======  =====

Net yield on earning assets..                                  3.90%     4.27%
                                                             ======    ======

Net cost of funds............                                  5.32%     5.20%
                                                             ======    ======

--------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Investment Portfolio

           The carrying amount of investment securities at the end of each of the years presented is set forth in the following table:

                             Investment Portfolio

                                                                                        December 31,
                                                                  ---------------------------------------------------
                                                                      1996               1995               1994
                                                                  ---------------     --------------     ------------
                                                                                     (in thousands)
Securities Available for Sale:
   U.S. Treasury and U.S. Government agencies..................   $      17,769       $     14,051        $        732
      Mortgage-backed securities...............................           2,217                -0-                 -0-
      State and municipal securities...........................             145                -0-                 -0-
                                                                  -------------       ------------        ------------
           Total...............................................   $      20,131       $     14,051        $        732
                                                                  =============       ============        ============
Securities Held to Maturity:
      State and municipal securities...........................   $       2,247       $        -0-        $      3,215
                                                                  =============       ============        ============

           Average taxable securities were 97 percent of the portfolio in 1996 compared to the prior year level of 100 percent. The purchase of tax exempt securities in 1996 reflects the Bank's intent to reduce the effect of federal income taxation.

           The maturities and weighted average yields of the investments in the 1996 portfolio of investment securities are presented below. The average maturity of the investment portfolio is 5.6 years with an average yield of 6.5 percent. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations.

                                        Investment Portfolio Maturity Schedule

                                                                       Maturing
                                        --------------------------------------------------------------------------------------
                                               Within              After One But           After Five But              After
                                              One Year           Within Five Years        Within Ten Years           Ten Years
                                              -------            -----------------        ----------------           ---------
                                          Amount      Yield     Amount        Yield      Amount       Yield    Amount        Yield
                                          ------      -----     ------        -----      ------       -----    ------        -----
                                                                            (amounts in thousands)
Securities Available for Sale:
    U.S. Treasury.................       $     -0-      -0-%     $     508     5.72%    $     -0-      -0-%     $    -0-      -0-%
    U.S. Government agencies......             -0-      -0-          8,151     6.46         9,110     6.87           -0-      -0-
    Mortgage-backed................          1,242     5.59            478     6.03           497     7.06           -0-      -0-
    State and municipal............            -0-      -0-            -0-      -0-           -0-      -0-           145     8.06
                                         ---------               ---------              ---------               --------
                                         $   1,242     5.59      $   9,137     6.40     $   9,607     6.88      $    145     8.06
                                         =========               =========              =========               ========

Securities Held to Maturity:

    State and municipal..............    $     -0-      -0-%     $     -0-      -0-%    $     165     6.29%     $  2,082     8.14%
                                         ---------               ---------              ---------               --------
                                         $     -0-      -0-      $     -0-      -0-     $     165     6.29      $  2,082     8.14
                                         =========               =========              =========               ========

           There were no securities held by the Bank of which the aggregate value on December 31, 1996 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Loan Portfolio

           The following table shows the classification of loans by major category at December 31, 1996 and 1995.

                                                      Types of Loans
                                                                             December 31,
                                            -------------------------------------------------------------------------------
                                                             1996                                        1995
                                            ---------------------------------------       ---------------------------------
                                                                      Percent                                    Percent
                                                Amount                of Total                Amount             of Total
                                            ----------------       ----------------       ---------------      ------------
                                                                         (amounts in thousands)
Commercial, financial and agricultural.....  $       13,911                21.4%           $     10,893                33.9%
Real estate - construction.................           4,811                 7.4%                  1,634                 5.1%
Real estate - other........................          35,289                54.3%                 13,672                42.5%
Consumer (installment loans to
   individuals)............................           8,628                13.3%                  5,117                15.9%
Other loans................................           2,323                 3.6%                    853                 2.6%
                                             --------------             -------            ------------             -------
                                                     64,962               100.0%                 32,169               100.0%
                                                                        =======                                     =======
Less:
Allowance for loan losses..................             656                                         325
                                             --------------                                ------------
Net loans..................................  $       64,306                                $     31,844
                                             ==============                                ============

(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.

           The following table shows the maturity distribution of selected loan classifications at December 31, 1996 and an analysis of these loans maturing in over one year.

                                         Selected Loan Maturity and Interest Rate Sensitivity

                                                                                                      Rate Structure for Loans
                                                          Maturity                                     Maturing Over One Year
                               ---------------------------------------------------------------     ------------------------------
                                                  Over One
                                  One               Year            Over                            Predetermined      Floating or
                                 Year or           Through           Five                               Interest        Adjustable
                                  Less           Five Years         Years            Total               Rate             Rate
                               -----------     -------------     ------------     ------------     ---------------    -----------
                                                                         (in thousands)
Commercial, financial
   and agricultural.........  $    9,390      $     4,507       $        14      $    13,911      $       3,228      $      1,293
Real estate - construction..       4,811              -0-               -0-            4,811                -0-               -0-
                              ----------      -----------       -----------      -----------      -------------      ------------
      Total.................  $   14,201      $     4,507       $        14      $    18,722      $       3,228      $      1,293
                              ==========      ===========       ===========      ===========      =============      ============

           The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1996 and 1995.

                             Nonperforming Assets

                                                           December 31,
                                                  --------------------------------
                                                    1996                    1995
                                                  ---------                ------
                                                          (in thousands)

Nonaccruing loans .........................     $          57           $         46
Loans past due 90 days or more.............                 9                    -0-
Restructured loans.........................               -0-                    -0-
                                                -------------           ------------
Total nonperforming loans..................                66                     46
Nonaccruing securities.....................               -0-                    -0-
Other real estate..........................               -0-                    -0-
                                                -------------           ------------

Total nonperforming assets.................     $          66           $         46
                                                =============           ============


Ratios:

  Loan loss allowance to total
    nonperforming assets...................              9.94                   7.07
                                                =============           ============
  Total nonperforming loans to
    total loans (net of unearned interest).             0.001                  0.001

                                                =============           ============
  Total nonperforming assets
    to total assets........................             0.001                  0.001
                                                =============           ============

           It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

           There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

Summary of Loan Loss Experience

           The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $655,296 in the allowance for loan losses at December 31, 1996 (1.01% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank's loan portfolio.

           The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for each of the last two fiscal years:

                       Analysis of Loan Loss Experience

                                                                                       1996                      1995
                                                                                   ---------------          ------------
                                                                                               (in thousands)
Allowance for loan losses at beginning of year......................................  $     325              $        -0-

Loans charged off:
      Real estate - mortgage........................................................          6                       -0-
      Installment loans to individuals..............................................         32                         5
Total loans charged off.............................................................         38                         5
                                                                                      ---------              ------------
Recoveries on loans previously charged off..........................................        -0-                       -0-
                                                                                      ---------              ------------
Net loans charged off..............................................................          38                         5
                                                                                      ----------             ------------

Provisions for loan losses.........................................................         368                       330
                                                                                    -----------              ------------

Allowance for loan losses at end of period......................................... $       655              $        325
                                                                                    ===========              ============

Loans, net of unearned income, at end of period.................................... $    64,962              $     32,169
                                                                                    ===========              ============
Average loans, net of unearned income,
   outstanding for the period...................................................... $    51,008              $     14,831
                                                                                    ===========              ============
Ratios:
Allowance at end of period to loans, net of
   unearned income.................................................................        1.01%                     1.01%
Allowance at end of period to average loans,
   net of unearned income..........................................................        1.28%                     2.19%
Net charge-offs to average loans, net of
   unearned income.................................................................         .07%                      .03%
Net charge-offs to allowance at end of period......................................        5.80%                     1.50%
Recoveries to prior year charge-offs...............................................         -0-%                      -0-%

           In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers the loan loss experience of the Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

           Management allocated the reserve for loan losses to specific loan classes as follows:

                    Allocation of Allowance for Loan Losses

                                                                                          December 31,
                                                          ---------------------------------------------------------------------
                                                                          1996                                1995
                                                          ---------------------------------      ------------------------------
                                                                                Percent                               Percent
                                                              Amount            of Total             Amount           of Total
                                                          --------------     --------------      -------------     ------------
                                                                                     (amounts in thousands)
Domestic Loans (1)
      Commercial, financial and agricultural.............       $    144               22%             $   118                36%
      Real estate - construction.........................             52                8                   20                 6
      Real estate - other................................            354               54                  135                42
      Consumer...........................................            105               16                   52                16
                                                                --------           ------              -------           -------
         Total...........................................       $    655              100%             $   325               100%
                                                                ========           ======              =======           =======

(1)  The Company had no foreign loans.

Deposits

           The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 1996 and 1995 are as follows:

                                                                                     Years ended December 31,
                                                              ---------------------------------------------------------------------
                                                                              1996                                  1995
                                                              ---------------------------------      ------------------------------
                                                                   Amount               Rate             Amount              Rate
                                                              --------------     --------------      ------------      ------------
                                                                                       (amounts in thousands)

Noninterest-bearing demand deposits.....................        $     2,617            -0-%            $   1,079               -0-%

Demand..................................................             14,849           4.96                 5,605              5.35
Savings.................................................             10,829           5.28                 4,772              5.66
Time deposits...........................................             33,365           6.37                 9,339              7.02
                                                                -----------                            ---------
    Total interest-bearing deposits.....................             59,043           5.82                19,716              6.22
                                                                -----------                            ---------
        Total average deposits..........................        $    61,660           5.57%            $  20,795              6.14%
                                                                ===========                            =========






                 (Remainder of Page Intentionally Left Blank)

           The two categories of lowest cost deposits comprised the following percentages of average total deposits during 1996: average noninterest-bearing demand deposits, 4.2 percent; and average interest-bearing demand deposits, 24.1 percent. Of average time deposits, approximately 26.1 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Bank at December 31, 1996 are summarized in the table below.

                       Maturities of Large Time Deposits

                                                                   Time
                                                                 Certificates
                                                                  of Deposit
                                                             --------------------
                                                               (in thousands)
             Three months or less.......................     $        1,325
             Over three through six months..............              2,072
             Over six through twelve months.............              2,745
             Over twelve months.........................              5,951
                                                             --------------
                   Total................................     $       12,093
                                                             ==============

Return on Equity and Assets

           The following table summarizes certain financial ratios for the Bank for the years ended December 31, 1996 and 1995.

                          Return on Equity and Assets

                                                             Years ended December 31,
                                                     -----------------------------------------
                                                          1996                       1995
                                                     -----------------           -------------
             Return on average assets.............        .71%                         (.91)%
             Return on average equity.............       9.40%                        (4.64)%
             Dividend payout ratio................        -0-%                          -0- %
             Average equity to average
              assets ratio........................       7.60%                        19.52 %









                 (Remainder of Page Intentionally Left Blank)

                     SELECTED CONSOLIDATED FINANCIAL DATA

           The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1996 and 1995. All averages are daily averages.

                                                          Years ended December 31,
                                                  ---------------------------------------
                                                         1996                   1995
                                                  -----------------         -------------

                                                     (in thousands except per share data)

Consolidated Statement of Operations Data
      Interest income..........................  $       6,311             $      2,328
      Interest expense.........................          3,660                    1,278
      Net interest income......................          2,651                    1,050
      Provision for loan losses................            368                      330
      Non-interest income......................            253                      111
      Non-interest expense.....................          1,715                    1,204
      Net income (loss)........................            517                     (247)

Per Share Data
      Net income (loss)........................             91                     (.43)
      Cash dividends...........................            -0-                      -0-
      Shareholders' equity (book value) at
      period end ..............................          10.22                     9.44

Consolidated Balance Sheet Data
      Loans....................................         64,962                   32,169
      Deposits.................................         81,148                   42,128
      Average equity...........................          5,503                    5,321
      Average assets...........................         72,346                   27,265
           Total assets........................  $      93,154             $     51,949

Ratios
      Return on average assets.................            .71%                    (.91)%
      Return on average equity.................           9.40                    (4.64)
      Dividend payout ratio....................            -0-                      -0-
      Average equity to average assets.........           7.61                    19.52
      Total risk-based capital.................          10.85                    14.18
      Leverage ratio...........................           6.96                    10.32

Item 2.   Properties

           The Company's and the Bank's main office is located at 315 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The office building, which contains 9,600 square feet, and the land on which it is located, which is approximately 1.22 acres, are owned by the Bank. The building houses offices, operations, storage, and a lobby. The Bank has five indoor teller stations, a vault with safe deposit boxes and three drive-up teller lanes, two with pneumatic tubes. The Bank has a drive-up automatic teller machine ("ATM") which is on-line and part of the Cirrus ATM network. The ATM island unit is located adjacent to the drive-up windows and pneumatic tubes and is in a well-lighted, high traffic area.

           Management believes that the physical facilities maintained by the Bank are suitable for its current operations.

Item 3.   Legal Proceedings

           The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to the business of the Bank.

Item 4.   Submission of  Matters to a Vote of Security Holders

           No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          Matters

Market Information

           There is no established trading market for the Company's Common Stock, $5.00 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded. Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold. The following table sets forth the estimated price range for sales of Bank Common Stock (prior to the Reorganization) or Company Common Stock (after the Reorganization) for each quarter of the last two fiscal years. The following data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

                                            Estimated Price Range
                                                 Per Share
                                            ---------------------

                                            High               Low
                                           ------            ------
    1996:
    First Quarter...................       $15.00            $14.00
    Second Quarter..................        13.50             10.00
    Third Quarter...................        14.00              8.00
    Fourth Quarter..................        15.00             10.00

    1995:

    First Quarter...................       $12.00            $10.00
    Second Quarter..................        12.00             10.00
    Third Quarter...................        12.00             10.00
    Fourth Quarter..................        12.00             10.00

           At March 14, 1997, the Common Stock of the Company was held by approximately 707 shareholders of record. At such time, approximately 49 persons had not yet surrendered their certificates representing Gilmer County Bank common stock, which was automatically converted into Company Common Stock pursuant to the Reorganization.

Dividends

           The Bank paid a dividend to the Company of $30,000 in August 1996 to cover costs of the Reorganization. The Company has not paid any dividends to date.

           The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. See "Supervision and Regulation--Dividends." In addition to regulatory restrictions on the Company's ability to pay dividends, the agreement relating to the Company's $1 million line of credit with Hardwick Bank & Trust Company (the "Credit Agreement") contains financial and other covenants, including covenants that restrict the payment of dividends by the Company. See
Note 8 to the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources" for information concerning restrictions in the Credit Agreement. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what the amount would be or whether such dividends would continue. Future dividend policy will depend on the Bank's earnings, capital position, financial condition and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in the Company's consolidated financial statements and accompanying footnotes, and with the statistical information appearing elsewhere in this Report under the caption "Selected Statistical Information." Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Earnings Summary

           The Company's net income of $516,736 for the 1996 fiscal year represents an increase of $763,448 over the Company's net loss in 1995 of $246,712. The increase in net income relates to the growth in the Bank's deposit and loan base and the effect of start-up costs incurred in connection with the opening of the Bank in 1995.

           Earnings per share increased to $0.91 in 1996 compared to a $0.43 net loss per share in 1995. Return on average assets, which reflects the Bank's ability to utilize its assets, was .71% in 1996 compared with (.91)% in 1995. Return on average shareholders' equity increased from (4.64)% in 1995 to 9.4% in 1996.

Results of Operations

           Net Interest Income

           Net interest income is the principal source of the Bank's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income was $2,651,070 in 1996, as compared to $1,050,028 in 1995, representing an increase of $1,601,042, or 152%. This increase was caused by the growth of the Bank's deposit base and loan portfolio since the Bank's first full year of operation.

           Interest earned on fees and loans increased from $1,654,502 in 1995 to $5,205,131 in 1996, an increase of $3,550,629 or approximately 215%. This increase was caused by the increase in the average loan portfolio balance from approximately $14,831,000 in 1995 to approximately $51,008,000 in 1996.

           Interest earned on taxable investment securities increased $484,636 (98%) from $493,281 in 1995 to $977,917 in 1996, while interest earned on nontaxable investment securities increased from zero in 1995 to $24,228 in 1996. The increase in interest earned on taxable securities in 1996 is a result of an increase of approximately $8,323,000 in the average investment portfolio for such securities from 1995.

           The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1996 was 3.90%, compared with a net interest rate margin of 4.27% in 1995. This decrease was due primarily to the growth of the Bank related specifically to an increase in interest-bearing liabilities as a percentage of interest-earning assets.

           The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread for 1996 was 3.49% from earning assets as compared to a net interest spread of 3.31% in 1995.

           The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                      Period from
                                                                      May 26, 1994
                                                                          to
                                       Years ended December 31,       December 31,
                                       ------------------------     ---------------
                                           1996        1995              1994
                                         --------    --------         -----------
Rate earned on earning assets..........    9.22%       9.47%             3.83 %
Rate paid on borrowed funds............    5.73%       6.16%             7.74 %
Interest rate spread...................    3.49%       3.31%            (3.91)%
Net yield on earning assets............    3.90%       4.27%             3.25 %

           During 1996, interest on federal funds sold decreased $76,399 (42.3%) from 1995. The decrease in income from federal funds sold is the result of a decrease in the average amount of federal funds sold from approximately $2,802,000 in 1995 to approximately $2,025,000 in 1996 and a decrease in the average yield for such funds from 6.35% in 1995 to 5.14% in 1996.

           Interest Expense

           Total interest expense increased $2,382,052 (186.4%), from $1,278,175 in 1995 to $3,660,227 in 1996. This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $19,716,000 in 1995 to approximately $59,043,000 in 1996 and a decrease in the average rate paid on deposits from 6.22% in 1995 to 5.82% in 1996. The effect of these changes increased the interest expense on interest-bearing deposits from $1,225,610 in 1995 to $3,436,060 in 1996. Interest on federal funds purchased for 1996 increased $166,935 (317.6%) over 1995.

           Noninterest Income

           Noninterest income for 1996 totaled $252,946 and $110,526 in 1995. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Company's deposit base. Other noninterest income increased from $25,107 in 1995 to $85,055 in 1996, primarily due to an increase of approximately $45,000 in credit card fees earned by the Bank in 1996.

           Noninterest Expenses

           Noninterest expenses totaled $1,715,372 in 1996 and $1,204,218 in 1995. Salaries and benefits increased $234,753 (35.7%) to $892,992, which reflects the Bank's increased staffing to accommodate the growth in the Bank's loans and deposits. Occupancy expense increased $34,587 (56.2%) due to increases in building repair and maintenance of $17,472 and telecommunication expenses which exceeded costs in 1995 by $7,433. Furniture and equipment expenses increased $61,619 (95.1%) due to depreciation on equipment of $90,226 in 1996 ($36,306 over 1995) and repair and maintenance costs of $36,212 ($25,312 over 1995). Other operating expenses increased $180,195 (42.9%) due to expenses related to increased usage (such as supplies, postage and data processing) as well as an increase in professional and regulatory fees attributable primarily to the formation of the Company as a bank holding company and compliance with reporting requirements under the federal securities laws.

           The table below sets forth the Company's noninterest expenses for the periods indicated.


                                                                                        Period from
                                                      Years ended December 31,         May 21, 1994 to
                                                    --------------------------------     December 31,
                                                        1996               1995             1994
                                                    --------------     -------------    --------------

Salaries and employee benefits..............        $     893         $     658           $       126
Occupancy expense...........................               96                62                     7
Furniture and equipment expense.............              126                65                   -0-
Director and committee fees.................               19               -0-                   -0-
Advertising.................................               93                78                     7
Checking account expense....................               29                22                   -0-
Data processing.............................               47                31                   -0-
Insurance...................................               27                31                     2
Postage.....................................               52                26                     1
Professional and regulatory fees............              121                63                     2
Supplies....................................              106                89                     5
Taxes and licenses..........................               22                15                   -0-
Other.......................................               84                64                    18
                                                    ---------         ---------           -----------
  Total.....................................        $   1,715         $   1,204           $       168
                                                    =========         =========           ===========

           Income Taxes

           The Company's net operating losses of $348,143 from 1995 and 1994 resulted from accumulated losses sustained during start up of the Bank. The full amount of the net operating losses were applied to 1996 taxable income, thereby reducing its income tax liability at year end.

Financial Condition

           Earning Assets

           The Bank's earning assets, which include deposits in other banks, federal funds sold, investment securities and loans, averaged $68,755,141 in 1996 or 95% of average total assets compared to $24,587,927 or 90% of average total assets in 1995. The mix of average earning assets comprised the following percentages:

                                                        1996               1995              1994
                                                     ------------      -------------      -----------
Deposits in other banks................                   -0-%              -0-%             29.47%
Federal funds sold.....................                  2.95%            11.40%              2.99%
Investment securities..................                 22.87%            28.29%             67.54%
Loans..................................                 74.18%            60.31%               -0-%

           The mix of average earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

           The Bank has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

           Loans

           Loans made up the largest component of the Bank's earning assets. At December 31, 1996, the Bank's total loans were $64,961,742 compared to $32,168,696 at the end of 1995. In 1996, average net loans represented 74.18% of average earning assets and 70.5% of average total assets, compared to 60.32% of average earning assets and 54.4% of average total assets in 1995. This was the result of an increase in loan demand in the Bank's market area, combined with an increase in the Bank's market share of loans in such area. As a result of the increase in loan growth, the ratio of total loans to total deposits increased from 76.4% in 1995 to 80.1% in 1996.

           During the early stages of the Bank's operation, a number of poultry integrators were expanding operations in the Bank's market area, and several new poultry farms were financed at such time. This expansion was complete by 1996, and as the Bank's loan portfolio shifted to reflect decreasing loans to the poultry industry, the percentage of commercial loans decreased from 33.9% in 1995 to 21.4% in 1996. The increase in other real estate loans reflects the Bank's emphasis on real estate-backed loans as opposed to loans backed by other forms of collateral.

           Investment Securities and Federal Funds Sold

           The Bank has classified its investment securities as either available for sale or held to maturity, depending on whether the Bank has the intent and ability to hold such securities to maturity. At December 31, 1996, $20,131,443 of the Bank's investment securities were classified as available for sale, compared to $14,050,902 at year-end 1995. Securities classified as held to maturity were $2,247,479 at year-end 1996, as compared to no held to maturity securities at the end of 1995.

           The composition of the Bank's investment securities portfolio reflects the Bank's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Bank's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the Bank's intention to hold such securities for the foreseeable future. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1995, the Bank transferred all held to maturity securities to an available for sale category to appropriately reflect the nature of the Bank's holdings that are available for sale should liquidity needs dictate. The transfers of securities to available for sale occurred due to unanticipated growth in the Bank's loan portfolio. At December 31, 1995, the entire portfolio was appropriately classified as available for sale. In 1996, no transfers between investment classifications occurred. During 1996, gross investment securities sales were $4.50 million and maturities were $4.53 million, representing 28.6% and 28.8%, respectively, of the average portfolio for the year. Gains associated with sales and maturities totaled $8,894, accounting for
3.5 percent of noninterest income. Gross unrealized gains in the portfolio amounted to $66,391 at year end 1996 and unrealized losses amounted to $85,941.

           Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Bank's purchase of mortgage-backed securities during 1996 did not include securities with these characteristics. The recoverability of the Bank's investment in mortgage-backed securities is reviewed periodically, and if necessary, appropriate adjustments would be made to income for impaired values.

           Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold decreased from $1,970,000 for 1995 to $1,150,000 for 1996. Average federal funds sold at December 31, 1996 was $2,025,246 or 2.9% of average earning assets, compared with approximately $2,802,000 or 11.4% of average earning assets for 1995. The decrease of 27.7% in average federal funds sold from 1995 reflects an emphasis by management on profitability, which resulted in a negative impact on liquidity. Management plans to increase the percentage of federal funds sold and increase short-term investment to improve the Company's liquidity position relative to the current size of the Company.

           There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

           Deposits and Repurchases

           The Bank's primary source of funds is derived from deposits of Bank customers. Average deposits increased 196.5% from approximately $20,795,000 in 1995 to approximately $61,660,000 in 1996. At December

31, 1996, total deposits were $81,147,881, of which $77,683,071 (95.7%) were interest-bearing and $3,464,810 (4.3%) were noninterest-bearing. At year-end 1995, total deposits were $42,128,831, of which $39,354,469 (93.4%) were interest-bearing and $2,774,362 (6.6%) were noninterest-bearing. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Bank's intent to expand its consumer base in order to continue to fund asset growth.

           Securities sold under agreements to repurchase amounted to $5,283,972 at December 31, 1996. The weighted average maturity of the agreements was 90 days. The weighted average rate was 4.5 percent. Securities sold under agreements to repurchase averaged $4,487,562 during 1996. The maximum amount outstanding at any month end during 1996 was $5,283,972.

Liquidity and Capital Resources

           Liquidity Management

           Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

           The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

           The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $14.2 million or 22% of the total loan portfolio at December 31, 1996 and investment securities maturing in one year or less equaled $1.24 million or 5.5% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

           The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 1996, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $1,500,000, which subsequently has been increased to $2,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

           In an effort to maintain and improve the liquidity position of the Bank, management has made application for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. While management believes that the Bank's application will be approved, there can be no assurances that such approval will occur, and if so, on what time frame.

           Capital Resources

           A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Bank has provided the majority of its capital requirements from proceeds from the Bank's initial stock offering in 1994, through draws by the Company on the Hardwick $1 million line of credit and through the retention of earnings.

           Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit with Hardwick Bank & Trust Company. At December 31, 1996, the balance on the line of credit was $700,000. The Company subsequently drew down the remaining amount in January 1997. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement) less 3/4 of a percentage point. The first interest payment is due April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank; (iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and (vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank ) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

           Federal Capital Standards. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $6.4 million at December 31, 1996. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-based capital and was $7.1 million at year-end 1996. The percentage ratios as calculated under FDICIA guidelines were 9.36 percent and
10.31 percent for Tier 1 and Total Risk-based capital, respectively, at year-end 1996. Both levels exceeded the minimum ratios of four percent and eight percent, respectively.

           Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Bank's shareholders' equity, minus goodwill, bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders' equity, minus all intangibles, divided by total assets minus all intangibles. At December 31, 1996, the Bank's leverage and intangible leverage ratios were 6.96% and 6.89%, respectively, exceeding the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors. Under federal capital guidelines, the Company's Tier 1 capital, Total capital and Leverage ratios were 8.73%, 9.72% and 6.23%, respectively.

                 (Remainder of Page Intentionally Left Blank)

           The table below illustrates the Bank's regulatory capital ratios under federal guidelines at December 31, 1996 and 1995:

                            Capital Adequacy Ratios
                                                               Years ended December 31,
                                          Statutory          -----------------------------
                                           Minimum              1996               1995
                                       ----------------      ----------         ----------
                                                                (amounts in thousands)

Tier 1 Capital........................                       $    6,467         $    5,260

Tier 2 Capital........................                              655                261
                                                             ----------          ---------

Total Qualifying Capital..............                       $    7,122         $    5,521
                                                             ==========         ==========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures).......                       $   65,667         $   38,932
                                                             ===========        ===========

Tier 1 Risk-Based Capital Ratio.......       4.0%                   9.36%             13.51%
Total Risk-Basked Capital Ratio.......       8.0%                  10.31%             14.18%
Leverage Ratio........................       4.0%                   6.96%             10.32%
Tangible Leverage Ratio...............       3.0%                   6.89%             10.22%

           DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% capital ratio. At December 31, 1996, the capital ratio as calculated under the DBF standard was 7.7%. At such time, $300,000 remained available under the $1 million line of credit obtained by the Company from Hardwick Bank & Trust, which had been taken out to inject capital into the Bank. Management subsequently drew down the remaining amount under the line of credit in order to restore the Bank's capital ratio to exceed 8%.

           The Bank's capital ratio as calculated by the DBF has fallen below the 8% level from time to time since December 31, 1996. Management closely monitors the Bank's capital ratios for day-to-day fluctuations, which may be affected by increases in deposits or other assets. Management has proposed plans to the DBF to offset daily fluctuations in assets (primarily deposits), which may cause the capital ratio to fall below the 8% level imposed by the DBF. Such plans include (1) the utilization of the Bank's monthly net profits as retained earnings, (2) amending the Bank's 401(k) plan to allow for the purchase of Company stock by the plan, and, if necessary, (3) the issuance of subordinated debt securities and the implementation of a controlled growth plan to enhance profitability relative to the Bank's asset growth.

Interest Rate Sensitivity Management

           Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Bank's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

           The following tables show interest sensitivity gaps for these different intervals as of December 31, 1996.

                      Interest Rate Sensitivity Analysis

                                       0-30         31-90         91-365           1-5         Over 5
                                       Days          Days          Days           Years         Years        Total
                                   -----------    ------------  ------------   -----------   ------------  -----------
                                                                        (in thousands)
Interest-earning assets (1)

   Loans........................... $    2,707    $    22,001  $     19,184    $   20,927    $        86  $     64,905
   Investment Securities:
     Taxable.......................        -0-            -0-         1,242         9,137          9,607        19,986
     Tax-exempt....................        -0-            -0-           -0-           -0-          2,393         2,393
     Federal funds sold............      1,150            -0-           -0-           -0-            -0-         1,150
                                    ----------     ----------   -----------     ---------     ----------   -----------
                                         3,857         22,001        20,426        30,064         12,086        88,434
                                    ----------     ----------   -----------     ---------     ----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3).............      6,564          6,564         6,563           -0-            -0-        19,691
   Savings deposits (3)............      4,812          4,812         4,812           -0-            -0-        14,436
   Time deposits...................      1,768          3,535        19,718        18,534            -0-        43,555
   Other short-term borrowings (3).      1,761          1,761         1,761           -0-            -0-         5,283
   Long-term debt..................        -0-            -0-           -0-           700            -0-           700
                                     ---------      ---------    ----------      --------      ---------    ----------
                                        14,905         16,672        32,854        19,234            -0-        83,665
                                     ---------      ---------    ----------      --------      ---------    ----------

Interest sensitivity gap........... $  (11,048)    $    5,329   $   (12,428)    $  10,830     $   12,086   $     4,769
                                    ==========     ==========   ===========     =========     ==========   ===========

Cumulative interest
 sensitivity gap................... $  (11,048)    $   (5,719)  $   (18,147)    $  (7,317)    $    4,769
                                    ==========     ==========   ===========     =========     ==========
Ratio of interest-earning assets
  to interest-bearing liabilities..        .26           1.32           .62          1.56         100.00
                                    ==========     ==========   ===========     =========     ==========

Cumulative ratio...................        .26            .82           .72           .91           1.06
                                    ==========     ==========   ===========     =========     ==========

Ratio of cumulative gap to total
  interest-bearing assets..........      (0.12)         (0.06)        (0.21)        (0.83)          0.05
                                    ==========      =========   ===========     =========     ==========

(1)    Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits and other short term borrowings are assumed to be subject to movement into other deposit instrumen ts in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

           The above table indicates that in a rising interest rate environment, the Bank's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of $11 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $18.1 million. During this one year time frame, 77% of all interest-bearing liabilities will reprice compared to 52% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. Due to management's emphasis on profitability during the 1995 and 1996 fiscal years, many of the higher yielding securities presented in the table above have call features, which will result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income.

           Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

Impact of Inflation and Changing Prices

           A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Bank's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

           Various information shown elsewhere in this Report will assist in the understanding of how well the Bank is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

Conclusion

           The Bank has experienced significant growth since its opening in 1995. It has enjoyed continued increases in its customer base, as shown by the rapid increase in deposits and loans for the 1996 fiscal year. While management remains optimistic about the prospects for continued growth and profitability, management does not anticipate that such growth will be at the level experienced during the Bank's initial two years of operation. No assurance can be given that the Bank will continue to grow and be profitable.

           The foregoing is a forward-looking statement which reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

Item 7.   Financial Statements

           The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           During the Company's two most recent fiscal years, there has been no change in the Company's independent accountants or any disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "1997 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on April 17, 1997, is incorporated herein by reference.

Item 10.  Executive Compensation

     The information appearing under the heading "Compensation of Executive Officers and Directors" in the 1997 Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The information appearing under the caption "Certain Relationships and Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

          (a)   The following exhibits are filed with this Report:

           Exhibit Number                Description of Exhibit
           --------------                ----------------------

                 2 Plan of Reorganization and Agreement of Merger, dated May 24, 1996, by and among Gilmer County Bank, Appalachian Bancshares, Inc. and Gilmer Interim, Inc. (included as Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996, previously filed with the Commission and incorporated herein by reference).

                 3.1 Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company' s Registration Statement on Form 8-A, dated September 16, 1996, previously filed with the Commission and incorporated herein by reference).

                 3.2 Bylaws of the Company (included as Exhibit 3.2 to the Company's Registration Statement on Form 8-A, dated September 16, 1996, previously filed with the Commission and incorporated herein by reference).

                10.1        1997 Directors' Non-Qualified Stock Option Plan.*

                10.2        1997 Employee Incentive Stock Incentive Plan.*

                10.3 Credit Agreement, dated as of November 25, 1996, between the Company and Hardwick Bank & Trust Company.

                11           Statement re: Computation of Per Share Earnings

                21           Subsidiaries of the Registrant

                27           Financial Data Schedule


                * The referenced exhibit is a compensatory contract, plan or arrangement.

         (b) No reports on Form 8-K were filed by the Company during the period covered by this Report.

                   MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                           FOR FINANCIAL INFORMATION

                  Appalachian Bancshares, Inc. and Subsidiary

           The management of Appalachian Bancshares, Inc. and Subsidiary is responsible for the preparation, integrity, and objectivity of the financial statements, related financial data, and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

           In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that (i) transactions are authorized and recorded in accordance with established procedures, (ii) assets are safeguarded and (iii) proper and reliable records are maintained.

           The concept of reasonable assurance is based on the recognition that the cost of internal control systems should not exceed the related benefits. As an integral part of internal control systems, the Company maintains a professional staff of internal auditors who monitor compliance and assess the effectiveness of internal control systems and coordinate audit coverage with independent certified public accountants.

           The responsibility of the Company's independent certified public accountants is limited to an expression of their opinion as to the fairness of the financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in their report.

           The Board of Directors is responsible for insuring that both management and the independent certified public accountants fulfill their respective responsibilities with regard to the financial statements. The Audit Committee may meet periodically with both management and the independent certified public accountants to assure that each is carrying out its responsibilities. The independent certified public accountants have full and free access to the Audit Committee and the Board of Directors and may meet with them, with and without management being present, to discuss auditing and financial reporting matters.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Financial Statements

                  Index to Consolidated Financial Statements

                                                                                                                    Page(s)

Independent Auditors' Report........................................................................................   F-3

Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.....................................   F-4

Consolidated Statements of Income for the years (period) ended

  December 31, 1996 and 1995 and 1994...............................................................................   F-5

Consolidated Statements of Shareholders' Equity for the years (period) ended

  December 31, 1996 and 1995 and 1994..............................................................................    F-6

Consolidated Statements of Cash Flows for the years (period) ended

  December 31, 1996 and 1995 and 1994..............................................................................    F-7

Notes to Consolidated Financial Statements.........................................................................    F-9


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Appalachian Bancshares, Inc. and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from May 26, 1994 (inception) to December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from May 26, 1994 (inception) to December 31, 1994, in conformity with generally accepted accounting principles.

                                      /s/ Schauer, Taylor, Cox & Edwards, P.C.
                                      ----------------------------------------
                                      Schauer, Taylor, Cox & Edwards, P.C.

Birmingham, Alabama
February 3, 1997

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        December 31,
                                                                         ---------------------------------------
                                                                             1996                      1995
                                                                         --------------           --------------
Assets

     Cash.............................................................   $    866,211             $     244,111
     Due from banks...................................................      1,658,182                 1,545,987
     Federal funds sold...............................................      1,150,000                 1,970,000

     Securities available for sale....................................     20,131,443                14,050,902
     Securities held to maturity, estimated fair value of
       $2,277,884 for 1996............................................      2,247,479                       -0-

     Loans............................................................     64,961,742                32,168,696
     Allowance for loan losses........................................       (655,296)                 (324,599)
                                                                         ------------             -------------
              Net Loans...............................................     64,306,446                31,844,097

     Premises and equipment, net......................................      1,673,203                 1,672,504
     Accrued interest.................................................        806,811                   392,793
     Other assets.....................................................        314,116                   228,401
                                                                         ------------             -------------

              Total Assets............................................   $ 93,153,891             $  51,948,795
                                                                         ============             =============

Liabilities and Shareholders' Equity

     Liabilities
       Deposits:

           Noninterest-bearing........................................   $  3,464,810             $   2,774,362
           Interest-bearing...........................................     77,683,071                39,354,469
                                                                         ------------             -------------
             Total Deposits...........................................     81,147,881                42,128,831

       Securities sold under agreements to repurchase.................      5,283,972                 4,311,916
       Accrued interest...............................................        154,461                    95,352
       Long-term debt.................................................        700,000                       -0-
       Other liabilities..............................................         62,641                    49,366
                                                                         ------------             -------------

             Total Liabilities........................................     87,348,955                46,585,465

     Shareholders' Equity

       Common stock, par value $5 per share, 20,000,000
        shares authorized, 568,000 shares issued and
        outstanding...................................................      2,840,000                 2,840,000
       Capital surplus................................................      2,829,314                 2,829,314
       Accumulated earnings (deficit).................................        168,593                  (348,143)
       Unrealized gains (losses) on investment securities
         available for sale, net of deferred tax or tax benefit.......        (32,971)                   42,159
                                                                         ------------             -------------

             Total Shareholders' Equity...............................      5,804,936                 5,363,330
                                                                         ------------             -------------

             Total Liabilities and Shareholders' Equity...............   $ 93,153,891             $  51,948,795
                                                                         ============             =============

                See notes to consolidated financial statements

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                         For the Years Ended                       For the Period
                                                                             December 31,                           May 26, 1994
                                                               --------------------------------------------        to December 31,
                                                                    1996                      1996                      1994
                                                               ------------------        ------------------        -----------------
Interest Income
     Interest and fees on loans.........................       $       5,205,131         $       1,654,502         $            -0-
     Interest on investment securities:
      Taxable securities................................                 977,917                   493,281                   62,147
      Nontaxable securities.............................                  24,228                       -0-                      -0-
     Interest on federal funds sold.....................                 104,021                   180,420                    3,331
     Interest on deposits in other banks................                     -0-                       -0-                   12,658
                                                               -----------------         -----------------         ----------------
             Total Interest Income......................               6,311,297                 2,328,203                   78,136
                                                               -----------------         -----------------         ----------------

Interest Expense
     Interest on deposits...............................               3,436,060                 1,225,610                      -0-
     Interest on federal funds purchased and
      securities sold under agreements to
      repurchase........................................                 219,500                    52,565                      -0-
     Interest on notes payable..........................                   4,667                       -0-                   12,031
                                                               -----------------         -----------------         ----------------
             Total Interest Expense.....................               3,660,227                 1,278,175                   12,031
                                                               -----------------         -----------------         ----------------

Net Interest Income.....................................               2,651,070                 1,050,028                   66,105
Provision for loan losses...............................                 368,000                   330,000                      -0-
                                                               -----------------         -----------------         ----------------
Net Interest Income
     After Provision For Loan Losses....................               2,283,070                   720,028                   66,105
                                                               -----------------         -----------------         ----------------
Noninterest Income
     Service charges on deposits........................                 134,642                    54,592                      -0-
     Insurance commissions..............................                  24,355                    19,410                      -0-
     Other operating income.............................                  85,055                    25,107                      -0-
     Investment securities gains........................                   8,894                    11,417                      -0-
                                                               -----------------         -----------------         ----------------
             Total Noninterest Income...................                 252,946                   110,526                      -0-
                                                               -----------------         -----------------         ----------------
Noninterest Expenses
     Salaries and employee benefits.....................                 892,992                   658,239                  126,442
     Occupancy expense..................................                  96,165                    61,578                    6,409
     Furniture and equipment expense....................                 126,439                    64,820                      -0-
     Other operating expenses...........................                 599,776                   419,581                   34,685
                                                               -----------------         -----------------         ----------------
             Total Noninterest Expenses.................               1,715,372                 1,204,218                  167,536
                                                               -----------------         -----------------         ----------------

Income (Loss) before income taxes.......................                 820,644                  (373,664)                (101,431)
Income tax (provision) benefit..........................                (303,908)                  126,952                      -0-
                                                               -----------------         -----------------         ----------------

Net Income (Loss).......................................       $         516,736         $        (246,712)        $       (101,431)
                                                               =================         =================         ================

Earnings (Loss) Per Common Share
Primary and Fully Diluted
     Net earnings (loss) common share...................       $             .91         $            (.43)        $           (.18)
     Weighted average common shares
      outstanding.......................................                 568,000                   568,000                  568,000

                See notes to consolidated financial statements

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       For the Years Ended December 31,
                 1996 and 1995 and For the Period May 26, 1994
                       (inception) to December 31, 1994

                                                                                         Unrealized
                                                                         Accumulated        Gains
                                             Common         Capital       Earnings       (Losses) on
                                              Stock         Surplus       (Deficit)       Securities       Total
                                           ----------     ----------     -----------     -----------     ----------
Balance at May 26, 1994................    $      -0-     $      -0-     $       -0-       $    -0-      $      -0-
  Net Loss - 1994........................         -0-            -0-        (101,431)           -0-        (101,431)
  Issuance of Common Stock...............   2,840,000      2,840,000             -0-            -0-       5,680,000
  Stock offering costs...................         -0-        (10,686)            -0-            -0-         (10,686)
  Net Change in Unrealized Gains
    (Losses) on Securities.............           -0-            -0-             -0-         (5,995)         (5,995)
                                           ----------     ----------     -----------       --------      ----------
Balance at December 31, 1995...........     2,840,000      2,829,314        (101,431)        (5,995)      5,561,888
  Net Loss - 1995........................         -0-            -0-        (246,712)           -0-        (246,712)
  Net Change in Unrealized Gains
    (Losses) on Securities.............           -0-            -0-             -0-         48,154          48,154
                                           ----------     ----------     -----------       --------      ----------
Balance at December 31, 1995...........     2,840,000      2,829,314        (348,143)        42,159       5,363,330
  Net Income - 1996......................         -0-            -0-         516,736            -0-         516,736
  Net Change in Unrealized Gains
    (Losses) on Securities.............           -0-            -0-             -0-        (75,130)        (75,130)
                                           ----------     ----------     -----------       --------      ----------
Balance at December 31, 1996...........    $2,840,000     $2,829,314     $   168,593       $(32,971)     $5,804,936
                                           ==========     ==========     ===========       ========      ==========

                See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY



                                                                                                                     For the Period
                                                                         For the Years ended December 31,              May 26, 1994
                                                                    --------------------------------------------        to Dec. 31
                                                                           1996                     1995                   1994
                                                                    --------------------     -------------------      --------------
    Operating Activities:
       Net income (loss).....................................       $        516,736         $         (246,712)      $    (101,431)
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
       Provision for depreciation and amortization...........                133,986                     86,268                  -0-
       Amortization of investment security premiums
         and accretion of discounts..........................                 (6,366)                   (31,214)             (6,089)
       Provision for loan losses.............................                368,000                    330,000                 -0-
       Deferred tax (benefit)................................                    925                   (126,952)                -0-
       Realized investment security gains....................                 (8,894)                   (11,417)                -0-
       Increase in accrued interest receivable...............               (414,018)                  (366,131)            (26,662)
       Increase in accrued interest payable..................                 59,109                     95,352                 -0-
       Other.................................................                (37,647)                   (11,660)            (71,798)
                                                                    ----------------         ------------------       -------------
         Net cash provided by (used in) operating
            activities.......................................                611,831                   (282,466)           (205,980)
                                                                    ----------------         ------------------       -------------
    Investing activities:
       Proceeds from sales of securities available for sale..              4,497,500                  2,708,282                 -0-
       Proceeds from maturity of securities available
         for sale............................................              4,531,902                  3,400,000                 -0-
       Purchase of securities available for sale.............            (15,208,797)                (6,643,363)           (738,508)
       Purchase of securities held to maturity...............             (2,247,479)                (9,474,574)         (3,189,860)
       Net increase in loans to customers....................            (32,830,349)               (32,174,097)                -0-
       Capital expenditures..................................               (118,918)                  (864,569)           (884,828)
                                                                    ----------------         ------------------       -------------
         Net cash used in investing activities...............            (41,376,141)               (43,048,321)         (4,813,196)
                                                                    ----------------         ------------------       -------------

    Financing activities:
       Net increase in demand deposits, NOW accounts,
         and savings accounts................................             16,452,274                 21,127,653                 -0-
       Net increase in certificates of deposit...............             22,554,275                 21,001,178                 -0-
       Net increase in securities sold under agreement to
         repurchase..........................................                972,056                  4,311,916                 -0-
       Proceeds from notes payable...........................                700,000                        -0-             600,075
       Repayment of notes payable............................                    -0-                        -0-            (600,075)
       Issuance of common stock..............................                    -0-                        -0-           5,680,000
       Stock issue costs.....................................                    -0-                        -0-             (10,686)
                                                                    ----------------         ------------------       -------------
         Net cash provided by financing activities...........             40,678,605                 46,440,747           5,669,314
                                                                    ----------------         ------------------       -------------
    Net increase (decrease) in cash and cash equivalents.....                (85,705)                 3,109,960             650,138
    Cash and cash equivalents at beginning of year...........              3,760,098                    650,138                 -0-
                                                                    ----------------         ------------------       ------------
    Cash and cash equivalents at end of year.................       $      3,674,393         $        3,760,098       $     650,138
                                                                    ================         ==================       =============


                See notes to consolidated financial statements

Supplemental disclosures of cash flow information:

Cash paid during the year for:

       Interest..............................................       $ 3,601,118         $ 1,182,823      $ 12,031
       Income taxes..........................................           301,983                 -0-           -0-

   Supplemental schedule of non-cash investing and financing activities:

   Investment securities of $13,175,783 were transferred during 1995 to securities available for sale in accordance with the provisions of SFAS 115. Other real estate of $59,275 was acquired in 1996 through foreclosure.

                See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation: The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). Prior to August 1996, Gilmer County Bank operated as an independent bank. The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, and operating as a bank holding company. On August 8, 1996 Gilmer County Bank became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a pooling of interests. Net income of the subsidiary has been included for all prior periods. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. References to the Company relating to the period prior to the consolidation on August 8, 1996, relate to Gilmer County Bank as an independent entity.

Business: On May 25, 1994, Gilmer County Bank's charter was approved by the Georgia Department of Banking and Finance. On May 26, 1994, the Bank was incorporated under the laws of the State of Georgia. The Bank opened for business on March 3, 1995. The Bank provides a full range of banking services to individual and corporate customers in Gilmer County and surrounding areas.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities:

Trading Securities: Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income.

Securities Held-to-Maturity: Government, Federal agency, and corporate debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Mortgage-backed securities represent participating interest in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Securities Available for Sale: Available-for-sale securities consist of investment securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company and its subsidiaries have no trading securities.

Loans: Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Unearned discounts on installments loans are recognized as income over the term of the loans using a method that approximates the interest method.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying value of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Foreclosed Real Estate: Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amounts or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

Income Taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation, and accrued employee benefits for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate return basis, and remit to the Company amounts determined to be currently payable.

Earnings Per Common Share: Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.

Employee Benefit Plan: The Company has a 401(k) profit-sharing plan covering substantially all of its employees. Eligible participating employees may elect to contribute tax deferred contributions. Company contributions to the plan are determined by the Board of Directors.

Intangibles: Intangibles consist primarily of legal, consulting and regulatory fees charged to organizational costs. Organizational costs are generally amortized over 5 years using the straight-line method.

Off-Balance Sheet Financial Instruments: In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Bank also has available as a source of short-term financing the purchase of federal funds from another commercial bank from an available line of up to $1,500,000. The Bank increased this line to $2,000,000 subsequent to the end of fiscal 1996.

Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Fair Values of Financial Instruments: Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets' fair values.

Investment securities (including trading account securities): Fair values for investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values of other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings and notes payable: The carrying amounts of short-term borrowings and notes payable approximates their fair values.

Long Term Debt: For long-term debt, which bears interest at a current rate, the carrying amount is a reasonable estimate of fair value.

Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Reclassification: Certain amounts in 1994 and 1995 have been reclassified to conform with the 1996 presentation.

Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets described above is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of impairment to be recognized it measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

In May 1995, the FASB also issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." This statement amends certain provisions of SFAS No. 65 to substantially eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The statement requires an allocation of the total cost of mortgage loans held for sale to mortgage servicing rights and mortgage loans held for sale (without mortgage servicing rights) based on their relative fair values. The adoption of SFAS No. 122 did not have a material impact on the Company's consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based nonemployee compensation. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Under the fair value based method, compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. SFAS No. 125 is to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996. This statement utilizes the financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management does not believe that adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial statements.

Effective for fiscal years ending after December 15, 1996, SFAS No. 126 "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities" was issued by the FASB which amends FASB No. 107 "Disclosures about Fair Value of Financial Instruments." This statement allows an entity to be exempt from the SFAS No. 107 disclosures if the following criteria are met: the entity is a nonpublic entity, the entity's total assets are less than $100 million on the date of the financial statements, and the entity has not held or issued any derivative financial instruments, as defined in FASB No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," other than loan commitments, during the reporting period. This statement did not impact the Company's consolidated financial statements.

Note 2 - Restrictions on Cash and Due from Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 1996, the average amount of the required reserves was $466,000.

Note 3 - Investment Securities

During 1995, the Financial Accounting Standards Board issued a report clarifying several provisions of SFAS 115. The report authorized entities to "reassess the appropriateness of the classifications of all securities" that were held when the current rule took effect, without risking the classification of other securities, for a limited period of time from November 15, 1995 to December 31, 1995. On November 30, 1995, the Bank transferred securities with a carrying value of $8,985,745 and fair value of $9,015,431 from held to maturity to available for sale.

At December 31, 1996, the Company's available for sale securities reflected net unrealized losses of $49,995 which resulted in a decrease in shareholders' equity of $32,971, net of the deferred tax asset. At December 31, 1995, the Company's available for sale securities reflected net unrealized gains of $64,159, which resulted in an increase in shareholders' equity of $42,159, net of deferred tax liability, as opposed to net unrealized losses of $9,083 and a resultant decrease in shareholders' equity of $5,995, net of deferred tax benefit, at December 31, 1994.

The carrying amounts of investment securities as shown in the statement of financial condition of the Bank and their approximate fair values at December 31, 1996 and 1995 are presented below.

                                                                                Gross                Gross
                                                                             Unrealized            Unrealized         Estimated
                                                      Amortized Cost            Gains               Losses            Fair Value
                                                     ---------------      --------------     ------------------    ---------------

    As of December 31, 1996:

    Securities Available for Sale:
          U.S. Government agency
             securities........................      $     17,812,497      $       26,849       $       70,167    $     17,769,179
          Mortgage backed securities...........             2,223,901               4,681               11,318           2,217,264
          State and municipal securities.......               145,000                 -0-                  -0-             145,000
                                                     ----------------      --------------       --------------    ----------------

                                                     $     20,181,398      $       31,530       $       81,485    $     20,131,443
                                                     ================      ==============       ==============    ================

    Securities Held to Maturity:
          State and municipal securities.......      $      2,247,479      $       34,861       $        4,456    $      2,277,884
                                                     ================      ==============       ==============    ================

    As of December 31, 1995:

    Securities Available for Sale:
          U.S. Government agency
            securities.........................      $     13,986,743      $       71,022       $        6,863    $     14,050,902
                                                     ================      ==============       ==============    ================

The contractual maturities of securities available for sale at December 31, 1996 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                 Amortized                    Estimated
                                                                                    Cost                      Fair Value
                                                                              --------------------         ------------------
    Securities Available for Sale:
         Due in one year or less............................................  $       1,247,425            $        1,242,229
         Due after one year through five years..............................          9,142,211                     9,137,302
         Due after five years through ten years.............................          9,646,762                     9,606,912
         Due after ten years................................................            145,000                       145,000
                                                                              -----------------            ------------------

                                                                              $      20,181,398            $       20,131,443
                                                                              =================            ==================

    Securities Held to Maturity:
         Due after five years through ten years.............................  $         165,007            $          165,007
         Due after ten years................................................          2,082,472                     2,112,877
                                                                              -----------------            ------------------

                                                                              $       2,247,479            $        2,277,884
                                                                              =================            ==================


Proceeds from sales of investments in debt securities during 1996 were $4,497,500. Gross gains of $5,626 and gross losses of $825 were realized on those sales. Proceeds from such sales in 1995 were $2,708,282. Gross gains of $11,417 were realized on those sales. Net gains on maturities of investment securities totaled $4,093 for 1996.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $7,197,000 and $4,989,000 at December 31, 1996 and 1995, respectively.

Approximately sixty days subsequent to the Bank's opening on March 3, 1995, management evaluated its investment securities portfolio for purposes of proper categorization between held to maturity and available for sales in consideration of the existing maturities and rates of the loans and deposits acquired in the first two months of operation. As a result of this evaluation, held to maturity securities with a carrying value of $4,190,038 and fair value of $4,197,772 were transferred to available for sale.

Note 4 - Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:

                                                      1996             1995
                                                 ------------      ------------
Commercial, financial and agricultural........   $ 13,911,050      $ 10,892,707
Real estate - construction....................      4,811,413         1,633,719
Real estate - mortgage........................     35,288,824        13,671,555
Consumer......................................      8,627,652         5,117,308
Other loans...................................      2,322,803           853,407
                                                 ------------      ------------
                                                   64,961,742        32,168,696
Allowance for loan losses.....................       (655,296)         (324,599)
                                                 ------------      ------------
Net loans.....................................   $ 64,306,446      $ 31,844,097
                                                 ============      ============

As of December 31, 1996, there were no loans which the Company had specifically classified as impaired. Other nonaccrual loans at December 31, 1996 and 1995, amounted to approximately $57,000 and $46,000, respectively. For the years ended December 31, 1996 and 1995, the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

Note 5 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 1996 and 1995 were as follows:

                                                     1996            1995
                                                  ---------       ----------
Balance at beginning of year..................    $ 324,599       $     -0-

Charge-offs...................................       38,225           5,401
Recoveries....................................          922             -0-
                                                  ---------       ---------
Net Charge-offs...............................       37,303           5,401

Provision for loan losses.....................      368,000         330,000
                                                  ---------       ---------
Balance at end of year........................    $ 655,296       $ 324,599
                                                  =========       =========

Note 6 - Premises and Equipment

Premises and equipment as of December 31, 1996 and 1995 were as follows:

                                                 1996                         1995
                                             -----------                  -----------
Land.....................................    $   329,900                  $   329,900
Vehicles.................................         48,134                          -0-
Buildings and improvements...............        883,084                      877,584
Furniture................................        602,434                      537,149
                                             -----------                  -----------
                                               1,863,552                    1,744,633
Less allowance for depreciation..........        190,349                       72,129
                                             -----------                  -----------

                                             $ 1,673,203                  $ 1,672,504
                                             ===========                  ===========

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1996 and 1995, was $118,219 and $72,129, respectively. No depreciation expense was recognized for the period May 26, 1994 through December 31, 1994.

Note 7 - Deposits

The major classifications of deposits as of December 31, 1996 and 1995 were as follows:

                                                            1996                    1995
                                                       ------------            ------------
Noninterest-bearing demand..........................   $  3,464,810            $  2,774,362
Interest-bearing demand.............................     19,691,248              11,526,025
Savings.............................................     14,436,370               6,827,266
Time................................................     31,462,158              15,304,240
Certificates of deposit of $100,000 or more.........     12,093,295               5,696,938
                                                       ------------            ------------

                                                       $ 81,147,881            $ 42,128,831
                                                       ============            ============

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1996 are as follows:

                                                          Time
                                                      Certificates
                                                       of Deposit
                                                   -----------------
Three months or less............................   $       1,324,979
Over three through six months...................           2,072,425
Over six through twelve months..................           2,744,929
Over twelve months..............................           5,950,962
                                                   -----------------

                                                   $      12,093,295
                                                   =================

Note 8 - Long-Term Debt

In November 1996, the Company obtained a $1 million unsecured line of credit at another financial institution. At December 31, 1996, the balance on the line of credit was $700,000. Interest is payable on a quarterly basis at the prime rate less 3/4 of a percentage point. The first interest payment is due April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003.

Maturities of long-term debt following December 31, 1996 are as follows:


1997................................................................   $        -0-
1998................................................................             0-
1999................................................................        140,000
2000................................................................        140,000
2001................................................................        140,000
Thereafter..........................................................        280,000
                                                                       ------------

   Total long-term debt.............................................   $    700,000
                                                                       ============

The loan agreement requires that the Company maintain, among other things, certain financial ratios. At December 31, 1996 the Company was in compliance with these ratios.

Note 9 - Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase amounted to $5,283,972 as of December 31, 1996. The weighted average maturity of the agreements was 90 days. The weighted average rate was 4.5 percent. The securities sold under the agreement to repurchase relate to U.S. government agency securities held in the Company's investment portfolio. The Company may substitute the underlying securities with other securities held in its portfolio in its discretion. Accrued interest on the underlying securities was $61,761.

Securities sold under agreements to repurchase averaged $4,487,562 during 1996. The maximum amount outstanding at any month end during 1996 was $5,283,972.

Note 10 - Other Operating Expenses

Other operating expenses consist of the following:

                                                         1996              1995             1994
                                                         ----              ----             ----
Advertising......................................    $  93,020         $  78,660         $  7,028
Checking account expense.........................       29,751            21,980              -0-
Data Processing..................................       46,843            30,676              -0-
Director and committee fees......................       18,900               -0-              -0-
Insurance........................................       26,468            30,764            1,587
Other............................................       84,001            63,818           18,058
Postage..........................................       51,511            26,221              924
Professional fees................................      121,102            62,657            1,702
Stationery and supplies..........................      105,949            89,501            5,386
Taxes and licenses...............................       22,231            15,304              -0-
                                                     ---------         ---------         --------

   Total other operating expenses................    $ 599,776         $ 419,581         $ 34,685
                                                     =========         =========         ========

Note 11 - Income Taxes

The Company had income taxes payable of $9,547 as of December 31, 1996.

The components of the net deferred income tax asset included in other assets are as follows:

                                                         1996           1995
                                                       --------       --------
Deferred tax asset:
  Federal............................................  $198,341       $141,601
Deferred tax liability:
  Federal............................................   (45,782)       (36,649)
                                                       --------       --------
  Net deferred income tax asset......................  $152,559       $104,952
                                                       ========       ========

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                         1996           1995
                                                       --------       --------
Net operating loss carryover.........................  $    -0-       $ 71,542
Net unrealized losses (gains) on securities
  available for sale.................................    16,985        (22,000)
Depreciation.........................................   (45,782)       (14,649)
Provision for loan losses............................   159,138         72,902
Other................................................    22,218         (2,843)
                                                       --------       --------
                                                       $152,559       $104,952
                                                       ========       ========

The principal sources of temporary differences resulting in deferred income taxes included in the accompanying statement of income and the tax effect of each are as follows:

                                                         1996           1995
                                                      ---------      ---------
Net operating loss carryover......................... $  71,542      $ (71,542)
Depreciation.........................................    31,133         14,649
Provision for loan losses............................  (100,756)       (72,902)
Other................................................   (10,541)         2,843
                                                      ---------      ---------
                                                      $  (8,622)     $(126,952)
                                                      =========      =========

Tax effects of securities transactions resulted in an increase in income tax provision of $3,024 for 1996 and a decrease in income tax benefit for 1995 of $3,882.

The components of income tax expense for the years 1996 and 1995 are as follows:

                                                         1996          1995
                                                       --------      ---------
Current Federal income tax expense.................... $312,530      $     -0-
Deferred income tax expense...........................   (8,622)      (126,952)
                                                       --------      ---------
                                                       $303,908      $(126,952)
                                                       ========      =========

A reconciliation of income tax expense with the amount computed by applying the statutory income tax rate to income before taxes is as follows:

Federal annualized rate of 34% of income before income taxes..........    $ 279,019              $(127,046)
Tax exempt interest from securities and loans.........................      (17,485)                   -0-
Other Adjustments.....................................................       42,374                     94
                                                                          ---------              ----------

                                                                          $ 303,908              $(126,962)
                                                                          =========              =========

Note 12 - Commitments and Contingencies

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in 1996 or 1995. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1996 and 1995, the Company had issued standby letters of credit of approximately $56,000 and $5,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1996 and 1995, the Company had commitments outstanding to extend credit totaling approximately $6,410,000 and $5,353,000 respectively. These commitments generally require the customers to maintain certain credit standards.

Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.

Note 13 - Concentrations of Credit

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. Additionally, there exists a substantial concentration of loans in the poultry industry. At December 31, 1996 there existed approximately $11 million of such loans outstanding. The commitments to extend credit relate primarily to unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounts to $332,000 at December 31, 1996. All cash balances held at other commercial banks were insured at December 31, 1995.

Note 14 - Shareholders' Equity

The Bank raised $5,680,000 in capital as part of its initial stock offering in 1994, of which $2,840,000 was allocated to common stock and $2,840,000 was allocated to capital surplus. Legal, printing and other costs of issuance of stock amounting to $10,686, were applied against capital surplus.

The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Company's regulatory agency if the following conditions are met:

1. Total classified assets at the most recent examination of the Company do not exceed 80% of equity capital.

2. The aggregate amount of dividends declared in the calendar year does not exceed 50% of the prior year's net income.

3. The ratio of equity capital to adjusted assets shall not be less than 6%.

As of January 1, 1997, the Company could declare dividends of approximately $160,000 without regulatory consent, subject to the Bank's compliance with regulatory capital restrictions. It is anticipated that any such dividend will be used for the payment of long term debt service.

Note 15 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all federal capital adequacy requirements to which it is subject.

As of June 3, 1996, the most recent notification from the Georgia Department of Banking and Finance, the Bank was "well capitalized" under the federal regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that date that management believes has changed the institution's category. However, as is discussed below, the Bank from time to time has not been in full compliance with additional capital requirements imposed by the DBF.

The Bank's actual capital amounts and ratios as of December 31, 1996 are also presented in the table below.


                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                   For Capital                      Prompt Correct
                                            Actual              Adequacy Purposes                  Action Provisions
                                   ---------------------    -------------------------          -------------------------
                                     Amount        Ratio      Amount            Ratio            Amount            Ratio
                                   ----------      -----    ----------          -----          ----------          -----
                                                         greater than or   greater than or   greater than or   greater than or
Total Capital                                                equal to          equal to          equal to          equal to
  (to Risk-Weighted Assets)....... $7,122,433      10.3%    $5,446,913           8.0%           $6,908,641           10.0%

                                                         greater than or   greater than or   greater than or   greater than or
Tier 1 Capital                                               equal to          equal to          equal to          equal to
  (to Risk-Weighted Assets)....... $6,467,137       9.4%    $2,723,457           4.0%           $4,085,186            6.0%

                                                         greater than or   greater than or   greater than or   greater than or
Tier 1 Capital                                               equal to          equal to          equal to          equal to
  (to Average Assets)............. $6,467,137       5.9%    $2,893,855           4.0%           $3,283,370            5.0%

The Georgia Department of Banking and Finance also imposes capital requirements on the Bank. As a condition to its charter approval in 1994, the Bank undertook to maintain an 8% ratio of total capital to total assets. As of December 31, 1996, this ratio (as calculated by the DBF) was 7.7%. The DBF has required the Bank to implement measures to maintain the ratio at 8% through March 1998. Management and the Bank have approved plans to establish an employee stock purchase feature within the Company's 401(k) pension plan, the issue, if needed, of subordinated debt, and the implementation of a controlled growth plan to enhance profitability and achieve compliance with the DBF's capital requirements.

Note 16 - Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the Board of Directors. In 1996, the plan was amended to allow employer and employee contributions to be made in the form of cash or Company stock. The Company made a discretionary cash contribution of $36,693 to the plan in 1996. No contributions were made by the Company in 1995 and 1994.

Subsequent to year end 1996, the Company approved an employee stock ownership plan (ESOP) which allows the Company to purchase Company stock for the participants of the plan.

Note 17 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 1996 and 1995. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. An analysis of related party activity during 1996 and 1995 is presented below.

                                                1996                      1995
                                         ------------------        ----------------
Beginning of year....................... $      4,385,960          $            -0-
New Loans...............................          537,949                 4,866,802
Other...................................          121,329                   480,842
                                         ----------------          ----------------
End of Year............................. $      4,802,580          $      4,385,960
                                         ================          ================

Deposits: Deposits held from related parties were $569,006 and $539,316 at December 31, 1996 and 1995, respectively.

Other: The Company utilized the services of an accounting firm, of which a director is a partner, for internal review and various other accounting and tax services. Amounts paid were at a rate comparable to that which could have been obtained from unrelated parties.

Note 18 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                                                1996                            1995
                                                   ----------------------------     -------------------------
                                                    Carrying           Fair          Carrying          Fair
                                                     Amount            Value          Amount          Value
                                                   ----------        ----------     ---------       ---------
                                                                           (in thousands)
    Financial Assets:
      Cash and short-term investments...........   $   3,674         $   3,674      $   3,760       $   3,760
      Investment securities.....................      22,379            22,409         14,051          14,051
      Loans.....................................      64,962            65,108         32,169          32,323
      Accrued interest receivable...............         807               807            393             393
                                                   ---------         ---------      ---------       ---------

         Total Financial Assets.................   $  91,822         $  91,988      $  50,373       $  50,527
                                                   =========         =========      =========       =========

    Financial Liabilities:
      Deposits..................................      81,148            81,263         42,129          42,137
      Short-Term borrowings.....................       5,284             5,284          4,312           4,312
      Accrued interest payable..................         154               154             95              95
      Long-Term Debt............................         700               700            -0-             -0-
                                                   ---------         ---------      ---------       ---------

         Total Financial Liabilities............   $  87,286         $  87,401      $  46,536       $  46,544
                                                   =========         =========      =========       =========

    Unrecognized financial instruments:
      Commitments to extend credit..............   $   6,410         $   6,410      $   5,353       $   5,353
      Standby letters of credit.................          56                56              5               5
                                                   ---------         ---------      ---------       ---------

    Total unrecognized financial
      instruments...............................   $   6,466         $   6,466      $   5,358       $   5,358
                                                   =========         =========      =========       =========



                 (Remainder of Page Intentionally Left Blank)

Note 19 - Business Combination

On August 8, 1996, the Company effected a business combination with Gilmer County Bank by exchanging 568,000 shares of its common stock for all the outstanding common stock of Gilmer County Bank. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Gilmer County Bank. The results of operations of the separate entities for periods prior to the combination are summarized as follows:

                                                                                                                    Net Income

                                                                                                                 -----------------
    For the period from January 1, 1996 through August 8, 1996:
           Appalachian Bancshares, Inc.....................................................................      $             -0-
           Gilmer County Bank..............................................................................                276,370
                                                                                                                 -----------------
                                                                                                                           276,370
                                                                                                                 =================
    Year ended December 31, 1995:
           Appalachian Bancshares, Inc.....................................................................      $             -0-
           Gilmer County Bank..............................................................................               (246,712)
                                                                                                                 -----------------
                                                                                                                 $        (246,712)
                                                                                                                 =================

    For the period May 26, 1994 through December 31, 1994:
            Appalachian Bancshares, Inc....................................................................      $             -0-
            Gilmer County Bank.............................................................................               (101,431)
                                                                                                                 -----------------
                                                                                                                 $        (101,431)
                                                                                                                 =================

Note 20 - Condensed Parent Information

Statement of Financial Condition
                                                                                                                     December 31,
                                                                                                                         1996
                                                                                                                 -----------------
     Assets
       Cash and due from banks........................................................................           $            844
       Investment in Subsidiary (equity method)
        eliminated upon consolidation.................................................................                  6,479,620
       Intangibles, net...............................................................................                     26,726
       Other Assets...................................................................................                      2,413
                                                                                                                  ---------------
           Total Assets...............................................................................            $     6,509,603
                                                                                                                  ===============
     Liabilities and Shareholders' Equity
       Note Payable...................................................................................            $       700,000
       Other Assets...................................................................................                      4,667
                                                                                                                  ---------------
           Total Liabilities..........................................................................                    704,667

           Total Shareholders' Equity.................................................................                  5,804,936
                                                                                                                  ---------------
           Total Liabilities and Shareholders' Equity.................................................            $     6,509,603
                                                                                                                  ===============

Statement of Income
                                                                                                   Period from
                                                                                                  August 8, 1996
                                                                                                    to Dec. 31,
                                                                                                      1996
                                                                                                  --------------
    Income

      From subsidiary - eliminated upon consolidation
      Dividends...................................................................                   $  30,000
                                                                                                     ---------


    Expenses

      Interest....................................................................                       4,667
      Other expenses..............................................................                       2,430
                                                                                                     ---------

                                                                                                         7,097
                                                                                                     ---------

    Income before income taxes and equity in
      undistributed earnings of subsidiary........................................                      22,903
    Income tax benefits...........................................................                      (2,413)
                                                                                                     ---------

    Income before equity in undistributed earnings
      of subsidiary...............................................................                      25,316


    Equity in undistributed earnings of subsidiary................................                     240,366
                                                                                                     ---------


      Net Income..................................................................                   $ 265,682
                                                                                                     =========






                 (Remainder of Page Intentionally Left Blank)

Statement of Cash Flows

                                                                                                    Period from
                                                                                                   August 8, 1996
                                                                                                  to Dec. 31, 1996
                                                                                                  -----------------
Cash flows from operating activities:
   Net Income.............................................................................           $  265,682
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Equity in undistributed income of subsidiaries..........................................            (240,366)
   Provision for amortization..............................................................               2,430
   Increase in other assets................................................................             (31,569)
   Increase  in other liabilities..........................................................               4,667
                                                                                                      ---------

   Net cash provided by operating activities...............................................                 844
                                                                                                      ---------

Cash flows from financing activities:
   Proceeds from notes payable.............................................................             700,000
   Increase to investment in subsidiary....................................................            (700,000)
                                                                                                     ----------

   Net cash provided by financing activities...............................................                 -0-
                                                                                                     ----------

Net increase in cash and cash equivalents..................................................                 844
                                                                                                     ----------

   Cash due from banks at beginning of year................................................                 -0-
                                                                                                     ----------

Cash and due from banks at end of year.....................................................          $      844
                                                                                                     ==========


Supplemental disclosures of cash flow information

   Cash paid (received) during the year for:
   Interest...............................................................................                  -0-
   Income Taxes...........................................................................                  -0-

   Supplemental schedule of non-cash investing and financial activities:
   None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPALACHIAN BANCSHARES, INC.



                                         By:   /s/  Tracy R. Newton
                                             --------------------------
                                             Tracy R. Newton, President
Date:  March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/  Tracy R. Newton                                  Date:  March 24, 1997
--------------------------------------------
Tracy R. Newton, President, Chief
 Executive Officer and Director
 [Principal Executive Officer]

/s/  Kent W. Sanford                                  Date:  March 24, 1997
--------------------------------------------
Kent W. Sanford, Executive Vice President,
 Chief Financial Officer and Chief Operating
 Officer
 [Principal Financial and Accounting Officer]

/s/  Alan S. Dover                                    Date:  March 24, 1997
--------------------------------------------
Alan S. Dover, Director

/s/  Charles A. Edmondson                             Date:  March 24, 1997
--------------------------------------------
Charles A. Edmondson, Director

/s/  Roger E. Futch                                   Date:  March 24, 1997
--------------------------------------------
Roger E. Futch, Director

/s/  Joseph C. Hensley                                Date:  March 24, 1997
--------------------------------------------
Joseph C. Hensley, Director

/s/  Frank E. Jones                                   Date:  March 24, 1997
--------------------------------------------
Frank E. Jones, Director

/s/  J. Ronald Knight                                 Date:  March 24, 1997
--------------------------------------------
J. Ronald Knight, Director

/s/  P. Joe Sisson                                       Date:  March 24, 1997
---------------------------
P. Joe Sisson, Director

/s/  Kenneth D. Warren                                   Date:  March 24, 1997
---------------------------
Kenneth D. Warren, Director

                                 EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------                      ----------------------


   10.1             1997 Directors' Non-Qualified Stock Option Plan.

   10.2             1997 Employee Incentive Stock Incentive Plan.

   10.3 Credit Agreement, dated as of November 25, 1996, between the Company and Hardwick Bank & Trust Company.

   11               Statement re: Computation of Per Share Earnings

   21               Subsidiaries of the Registrant

   27               Financial Data Schedule