Form 10QSB
period 1997-03-31
APPALACHIAN BANCSHARES INC
filed 1997-05-14
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the ended March 31, 1997

    [ ]          Transition report under Section 13 or 15(d) of the
                 Exchange Act for the transition period from       to
                                                             -----    -----

                        Commission file number: 000-21383


                          APPALACHIAN BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


               Georgia                                   58-2242407
      (State of Incorporation               (I.R.S. Employer Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding at May 12, 1997
              -----                             ---------------------------

  Common Stock, $5.00 par value                           568,000


Transitional Small Business Disclosure Format:     Yes [ ]         No [X]

                         APPALACHIAN BANCSHARES, INC.

                          March 31, 1997 Form 10-QSB


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheet................................      3

           Consolidated Statement of Income..........................      4

           Consolidated Statement of Cash Flows......................      5

           Notes to Consolidated Financial Statements................      6


  Item 2.  Management's Discussion and Analysis or Plan of Operation.      7


Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K..........................      13


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         APPALACHIAN BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                       March 31, 1997      December 31,
                                                                         (Unaudited)           1996
                                                                       --------------      -------------
ASSETS
Cash                                                                   $    750,573        $    866,211
Due from banks                                                            1,738,211           1,658,182
Federal funds sold                                                        1,750,000           1,150,000

Securities available for sale                                            19,726,551          20,131,443
Securities held to maturity                                               2,749,222           2,247,479

Loans                                                                    70,459,735          64,961,742
Allowance for loan losses                                                  (733,971)           (655,296)
                                                                         ----------          ----------
Net Loans                                                                69,725,764          64,306,446
Premises and equipment, net                                               1,657,678           1,673,203
Accrued interest                                                            921,366             806,811
Other assets                                                                292,138             314,116
                                                                       ------------        ------------
       Total Assets                                                    $ 99,311,503        $ 93,153,891
                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
     Noninterest-bearing                                               $  3,650,770        $  3,464,810
     Interest-bearing                                                    84,190,658          77,683,071
                                                                        -----------         -----------
       Total Deposits                                                    87,841,428          81,147,881

Securities sold under agreements to repurchase                            4,201,444           5,283,972
Accrued interest                                                            191,228             154,461
Long-term debt                                                            1,000,000             700,000
Other liabilities                                                           144,968              62,641
                                                                       ------------        ------------
       Total Liabilities                                                 93,379,068          87,348,955
                                                                       ------------        ------------
Shareholders' Equity:
  Common stock ($5 par value; 20,000,000 shares authorized,
    568,000 shares issued and outstanding)                                2,840,000           2,840,000
  Capital surplus                                                         2,829,314           2,829,314
  Retained earnings                                                         409,565             168,593
  Unrealized gains (losses) on investment securities
    available for sale, net of deferred tax or tax benefit
                                                                           (146,444)            (32,971)
                                                                       ------------        ------------
       Total Shareholders' Equity                                         5,932,435           5,804,936
                                                                       ------------        ------------

       Total Liabilities and Shareholders' Equity                      $ 99,311,503        $ 93,153,891
                                                                       ============        ============

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                          Three months ended March  31,
                                                         ------------------------------
                                                             1997              1996
                                                         -----------        -----------
Revenue From Earning Assets:
  Interest and fees on loans                             $ 1,784,545        $   976,571
  Interest on investment securities:
         Taxable securities                                  319,421            213,426
         Non-Taxable securities                               31,978                  0
  Interest on federal funds sold                              34,438             24,051
                                                         -----------        -----------
         Total Revenue From Earning Assets                 2,170,382          1,214,048

Interest Expense:
  Interest on deposits                                     1,142,388            646,144
  Interest on federal funds purchased and
    securities sold under agreements to repurchase                 0             50,622
  Interest expense-other                                      68,712                  0
                                                         -----------        -----------
         Total Interest Expense                            1,211,100            696,766

Net Interest Income                                          959,282            517,282
  Provision for loan losses                                  140,000             90,000
                                                         -----------        -----------

Net Interest Income After
  Provision for Loan Losses                                  819,282            427,282

Noninterest Income:
  Service charges on deposits                                 43,822             29,179
  Insurance commissions                                        6,103              3,000
  Other operating income                                      31,239              9,126
  Investment securities gains                                  4,503              9,406
                                                         -----------        -----------
         Total Noninterest Income                             85,667             50,711

Noninterest Expenses:
  Salaries and employee benefits                             266,969            192,395
  Occupancy expense                                           22,733             23,596
  Furniture and equipment expense                             39,090             27,833
  Other operating expenses                                   220,187            113,502
                                                         -----------        -----------
         Total Noninterest Expenses                          548,979            357,326

Income before income taxes                                   355,970            120,667
Income tax (provision)                                      (115,000)           (41,027)
                                                         -----------        -----------
Net Income                                                   240,970             79,640
                                                         ===========        ===========

Earnings Per Common Share -
Primary and Fully Diluted
  Net income per common share                                    .42                .14
  Weighted average common shares outstanding                 568,000            568,000

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                         Three Months Ended March 31
                                                                      ---------------------------------
                                                                           1997                1996
                                                                      -------------       -------------
Operating Activities:
  Net income                                                          $    240,970        $     79,640
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Provision for loan losses                                                140,000              90,000
  Provision for depreciation and amortization                               38,905              29,807
  Amortization of investment security premiums
     and accretion of discounts                                              1,645              (4,465)
  Deferred tax provision                                                         0              41,027
  Realized investment security gains                                        (4,503)             (9,406)
  Increase in accrued interest receivable                                 (114,555)           (183,125)
  Increase in accrued interest payable                                      36,767               2,092
  Other                                                                    157,615              17,631
                                                                      ------------        ------------
        Net Cash Provided in Operating Activities                          496,844              63,201

Investing Activities:
  Proceeds from sales of securities available for sale                   3,155,390           2,505,313
  Proceeds from principal payments and maturity of
     securities available for sale                                         589,925           1,000,000
  Purchase of securities available for sale                             (3,508,075)         (4,751,355)
  Purchase of securities held to maturity                                 (503,162)                  0
  Net increase in loans to customers                                    (5,559,318)         (9,619,552)
  Capital expenditures                                                     (18,232)             (1,813)
                                                                      ------------        ------------
        Net Cash Used in Investing Activities                           (5,843,472)        (10,867,407)

Financing Activities:
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                                5,223,759           3,585,741
  Net increase in certificates of deposit                                1,469,788           6,271,764
  Net increase in securities sold under agreement to repurchase         (1,082,528)            627,540
  Proceeds from notes payable                                              300,000                   0
                                                                      ------------        ------------
        Net Cash Provided by Financing Activities                        5,911,019          10,485,045
                                                                      ------------        ------------

Net increase (decrease) in cash and cash equivalents                       564,391            (319,161)

Cash and cash equivalents at beginning of period                         3,674,393           3,760,098
                                                                      ------------        ------------

Cash and cash equivalents at end of period                            $  4,238,784        $  3,440,937
                                                                      ============        ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                           1,174,333             694,674
      Income taxes                                                               0                   0

See notes to financial statements.

                         APPALACHIAN BANCSHARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (unaudited)
                                March 31, 1997


NOTE A - Basis of Presentation

           The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1996, and footnotes thereto included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on March 26, 1997.

           The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, a Georgia banking corporation located in Ellijay, Georgia, and operating as a bank holding company. On August 8, 1996, Gilmer County Bank became a wholly-owned subsidiary of the Company. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis, except that all financial data prior to August 8, 1996, is for the Bank only.

NOTE B - Income Taxes

           The effective tax rate of approximately 32 percent for the three months ended March 31, 1997 approximates the statutory rate less an adjustment for the effect of tax exempt securities.

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

           At March 31, 1997, the Company had net unrealized losses of $221,885 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $146,444, net of deferred tax liability. There were no trading securities.

The net decrease in Shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1996 to March 31, 1997 was $113,473.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 26, 1997.


FINANCIAL CONDITION

March 31, 1997 compared to December 31, 1996
--------------------------------------------


Loans

      Loans comprised the largest single category of the Company's earning assets at March 31, 1997. Loans, net of unearned income and reserve for loan losses, were 70.2 percent of total assets at March 31, 1997. Total net loans were $69,725,764 at March 31, 1997, representing an 8.4 percent increase from the December 31, 1996 total of $64,306,446. This increase reflects the continued increase in loan demand for the Bank's market area coupled with an increase in the Bank's market share for this area.


Investment Securities and Other Earning Assets

      Investment securities and federal funds sold increased $696,851 or 3.0 percent from December 31, 1996 to March 31, 1997. Investment securities at March 31, 1997 were $22,475,773 compared with $22,378,922 at December 31, 1996, reflecting a 0.4 percent increase of $96,851. Federal funds sold were $1,750,000 at March 31, 1997 compared to the December 31, 1996 total of $1,150,000, representing a 52.1 percent increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The increases are the result of Management's plan to improve the Company's liquidity position relative to the current size of the Company.


Asset Quality

      Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 9.94 to 6.09. The ratio of total nonperforming assets to total assets remained at 0.001 and the ratio on nonperforming loans to total loans increased slightly from 0.001 to 0.002 as compared to December 31, 1996. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

           Total deposits of $87,841,428 at March 31, 1997 increased $6,693,547 (8.2%) over total deposits of $81,147,881 at year-end 1996. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $185,960 or 5.4 percent from year-end 1996 to March 31, 1997, and interest-bearing deposits increased $6,507,587 or 8.4% during the same period. Time deposits of $100,000 or more increased $779,060 (6.4%).


Securities Sold Under Agreements To Repurchase

           Securities sold under agreements to repurchase totaled $4,201,444 at March 31, 1997, a $1,082,528 decrease from the December 31, 1996 total of $5,283,972. The total of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.


Shareholders' Equity

           Shareholders' equity increased $127,497 from December 31, 1996 to March 31, 1997, due to net earnings of $240,970 and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $113,473, net of deferred tax liability.


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

           The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debt equaled approximately $47.4 million at March 31, 1997. Investment securities maturing in one year or less equaled $1.17 million. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

           The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of first quarter 1997, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $2,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

           In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application received approval on April 17, 1997. As of May 12, 1997 no draws have been made from available credit at the Federal Home Loan Bank.


Capital Resources

           A strong capital position is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Bank's capital requirements have been provided from proceeds of the Bank's initial stock offering in 1994, through draws by the Company on a $1 million line of credit with Hardwick Bank & Trust Company (discussed below) and through the retention of earnings.

           Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit with Hardwick Bank & Trust Company. At December 31, 1996 the balance on the line of credit was $700,000. The Company subsequently drew down the remaining amount in January 1997. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank;
(iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and
(vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank ) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

           Federal Capital Standards. Regulatory authorities in the banking industry are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier 1 capital, which consists of common equity less goodwill, amounted to $7.03 million at March 31, 1997. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was $7.76 million at March 31, 1997. The percentage ratios as calculated under FDICIA guidelines were 9.66 percent and 10.67 percent for Tier 1 and Total Risk-based capital, respectively, for the three months ended March 31, 1997. Both levels exceeded the minimum ratios of four percent and eight percent, respectively.

           The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

           DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% capital ratio. The Bank reports its capital ratio to the DBF on a monthly basis. At March 31, 1996, the capital ratio as calculated under the DBF standard was 7.8%. As of April 30, 1997 the Bank was in compliance with the 8% requirement. At May 13, 1997, the Bank's primary capital ratio was 7.88%.

           Management closely monitors the Bank's capital ratios for day-to-day fluctuations, which may be affected by increases in deposits or other assets. To offset daily fluctuations in assets (primarily deposits), which may cause the capital ratio to fall below the 8% level imposed by the DBF, the Bank's 401(k) plan has been amended to allow for the purchase of Company stock by the plan. This amendment will allow for additional capital to be injected into the Bank to further the ability of the Bank to maintain an adequate capital ratio. Other plans proposed, but not yet implemented include (1) the issuance of subordinated debt securities and (2) the implementation of a controlled growth plan to enhance profitability relative to the Bank's asset growth.



RESULTS OF OPERATIONS

Three months ended March 31, 1997
---------------------------------


Summary

           Net earnings for the three months ended March 31, 1997 were $240,970 compared to net earnings of $79,640 for the same period in 1996. The Company has reported net income for each quarter since the fourth quarter of 1995. Net interest income increased $442,000 (85%) during the first three months of 1997, as compared to the same period in 1996; noninterest expenses increased $191,653 (53.6%) during the same period, while noninterest income increased by $34,956 (68.9%).

Net Interest Income

           Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1997 increased $956,334 (78.8%) from the same period in 1996. This increase was due to the continued growth of earning assets which averaged $91.6 million for the three month period ended March 31, 1997. Interest expense for the three months ended March 31, 1997 increased $514,334 or (73.8%) compared to the same period of 1996.


Provision for Loan Losses

           The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $140,000 for the three months ended March 31, 1997 compared to $90,000 for the same period of 1996. Charge-offs exceeded recoveries by $61,326 for the three months ended March 31, 1997. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.04 percent at March 31, 1997 compared to 1.01 percent at year-end 1996.


Noninterest Income

           Noninterest income for the three months ended March 31, 1997 was $85,667, compared to $50,711 for the same period of 1996. This increase was primarily due to an increase in service charges on deposit accounts of $14,643 in 1997 as compared to the same period of 1996, and increases in other operating income of $22,113. Significant components of noninterest income changed as follows: Service charges on deposit increased $14,643 (50.1%), insurance commissions increased $3,103 (103.49%), investment securities decreased $4,903 (0.52%), and other operating income increased $22,113 (242.3%) to $31,239. Increased credit card fees provided $18,741 of the increase in other operating income, rising from $3,668 for the three months ended March 31, 1996 to $22,409 for the same period of 1997.


Noninterest Expenses

           Noninterest expenses for the three months ended March 31, 1997 were $548,979, reflecting a 53.6 percent increase over the same period of 1996. The primary components of noninterest expenses are salaries and employee benefits, which increased to $266,969 for the three months ended March 31, 1997, 38.8 percent higher than in the same period of 1996. The increase in salaries and employee benefits are due to increased staffing for the unusually high level of growth which has been experienced since the Bank's opening on March 3, 1995. Occupancy costs decreased $863 (3.7%), and furniture and equipment expenses rose by $11,257. Other operating expenses rose by 94.0 percent to $106,685. The increase in other operating expenses are largely the result of an increase in professional and regulatory fees and expenses associated with compliance with regulatory and reporting requirements under the federal securities laws.

           The continued growth of the Bank and the Company continues to necessitate increased expenditures for data processing and other support activities and personnel.

Income Taxes

           The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $115,000 for the three months ended March 31, 1997 increased $73,973 compared to the same period of 1996. This increase is primarily due to lack of additional loss carryforwards which were used in the year ended December 31, 1996.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

           (a)  The following exhibits are filed with this Report:


           Exhibit Number                           Description of Exhibit
           --------------                           ----------------------
                3.1           Articles of Incorporation of the Company (included
                              as Exhibit 3.1 to the Company's Registration
                              Statement on Form 8-A, dated September 16, 1996,
                              previously filed with the Commission and
                              incorporated herein by reference).

                3.2 Bylaws of the Company (included as Exhibit 3.2 to the Company's Registration Statement on Form 8-A, dated September 16, 1996, previously filed with the Commission and incorporated herein by reference).

                10.1          Appalachian Bancshares, Inc. 1997 Directors' Non-
                              Qualified Stock Option Plan (included as Exhibit
                              10.1 to the Company's Annual Report on Form 10-
                              KSB, previously filed with the Commission and incorporated herein by reference).

                10.2          Appalachian Bancshares, Inc. 1997 Employee
                              Incentive Stock Incentive Plan (included as
                              Exhibit 10.2 to the Company's Annual Report on
                              Form 10-KSB, previously filed with the Commission and incorporated herein by reference).

                11            Statement re: Computation of Per Share Earnings

                27            Financial Data Schedule


           (b) No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                  SIGNATURES

      Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1997

                                       APPALACHIAN BANCSHARES, INC.


                                           /s/ Tracy R. Newton
                                       -----------------------------------------
                                       Tracy R. Newton
                                       President and CEO
                                       (Duly authorized officer)


                                           /s/ Kent W. Sanford
                                       -----------------------------------------
                                       Kent W. Sanford
                                       Executive Vice President
                                       (Principal financial officer)