Form 10QSB
period 1997-06-30
APPALACHIAN BANCSHARES INC
filed 1997-08-14
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [  X  ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                  Class                         Outstanding at August 13, 1997
                  -----                         ------------------------------

       Common Stock, $5.00 par value                         578,287


Transitional Small Business Disclosure Format:  Yes [  ]     No [ X ]

                          APPALACHIAN BANCSHARES, INC.

                           June 30, 1997 Form 10-QSB


                               TABLE OF CONTENTS




                                                                                           Page No.
                                                                                           --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . .      3

          Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . . .      4

          Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .     5

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .     6


 Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . .     7


PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .    12

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .    13


                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                         June 30, 1997           December 31,
                                                                          (Unaudited)               1996
                                                                          -----------               ----
ASSETS
Cash                                                                      $    659,709          $   866,211
Due from banks                                                                 392,722            1,658,182
Federal funds sold                                                           1,975,000            1,150,000
Securities available for sale                                               18,665,387           20,131,443
Securities held to maturity                                                  2,997,743            2,247,479
Loans                                                                       74,097,009           64,961,742
Allowance for loan losses                                                     (793,600)            (655,296)
                                                                          ------------          -----------
Net Loans                                                                   73,303,409           64,306,446
Premises and equipment, net                                                  1,631,569            1,673,203
Accrued interest                                                               888,191              806,811
Other assets                                                                   838,429              314,116
                                                                          ------------          -----------
   TOTAL ASSETS                                                           $101,352,159          $93,153,891
                                                                          ============          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits:
  Noninterest-bearing                                                     $  3,969,680          $ 3,464,810
  Interest-bearing                                                          86,394,958           77,683,071
                                                                          ------------          -----------
   TOTAL DEPOSITS                                                           90,364,638           81,147,881
Securities sold under agreements to repurchase                               3,186,305            5,283,972
Accrued interest                                                               178,894              154,461
Long-term debt                                                               1,000,000              700,000
Other liabilities                                                              254,116               62,641
                                                                          ------------          -----------
  TOTAL LIABILITIES                                                         94,983,953           87,348,955
                                                                          ------------          -----------
SHAREHOLDERS' EQUITY:
 Common stock ($5 par value; 20,000,000 shares authorized,
  578,287 shares issued and outstanding as of June 30,  1997,
  568,000 shares issued and outstanding as of December 31, 1997)             2,961,435            2,840,000
 Capital surplus                                                             3,096,487            2,829,314
Treasury stock (at cost)                                                      (252,000)                   0
Accumulated earnings                                                           632,716              168,593
Unrealized losses on investment securities available for sale, net
 of deferred tax or tax benefit                                                (70,432)             (32,971)
                                                                          ------------          -----------
   TOTAL SHAREHOLDERS' EQUITY                                                6,368,206            5,804,936
                                                                          ------------          -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $101,352,159          $93,153,891
                                                                          ============          ===========


See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                               Three Months Ended           Six Months Ended
                                                     June 30                    June 30
                                                     -------                    -------
                                               1997          1996          1997           1996
                                               ----          ----          ----           ----
REVENUE FROM EARNING ASSETS:
 Interest and fees on loans                   $1,798,044    $1,213,155     $3,582,589   $2,189,726
 Interest on investment securities:
  Taxable securities                             303,232       231,901        622,653      445,327
  Nontaxable securities                           36,219             0         68,197            0
 Interest on federal funds sold                   37,724        13,885         72,162       37,936
                                              ----------    ----------     ----------   ----------
   TOTAL REVENUE FROM EARNING ASSETS           2,175,219     1,458,941      4,345,601    2,672,989
INTEREST EXPENSE:
 Interest on deposits                          1,209,218       766,510      2,351,606    1,412,654
 Interest on federal funds purchased and
  securities sold under agreements to
  repurchase                                           0        55,867              0      106,489
 Interest expense - other                         68,050             0        136,762            0
                                              ----------    ----------     ----------   ----------
   TOTAL INTEREST EXPENSE                      1,277,268       822,377      2,488,368    1,519,143
NET INTEREST INCOME:                             897,951       636,564      1,857,233    1,153,846
 Provision for loan losses                        75,000       107,000        215,000      197,000
                                              ----------    ----------     ----------   ----------
 AFTER PROVISION FOR LOAN LOSSES                 822,951       529,564      1,642,233      956,846
NONINTEREST INCOME:
 Service charges on deposits                      50,865        31,753         94,687       60,932
 Insurance commissions                             6,042         6,550         12,145        9,550
 Other operating income                           48,105        26,525         79,343       35,651
 Investment securities gains (losses)             (5,138)          313           (636)       9,719
                                              ----------    ----------     ----------   ----------
   TOTAL NONINTEREST INCOME                       99,874        65,141        185,539      115,852
NONINTEREST EXPENSES:
 Salaries and employee benefits                  280,318       221,852        547,287      414,247
 Occupancy expense                                23,593        22,042         46,326       45,638
 Furniture and equipment expense                  39,781        30,506         78,871       58,339
 Other operating expenses                        255,979       122,327        476,165      235,829
                                              ----------    ----------     ----------   ----------
   TOTAL NONINTEREST EXPENSES                    599,671       396,727      1,148,649      754,053
Income before income taxes                       323,154       197,978        679,123      318,645
Income tax provision                            (100,000)      (67,312)      (215,000)    (108,340)
                                              ----------    ----------     ----------   ----------
NET INCOME                                    $  223,154    $  130,666     $  464,123   $  210,305
                                              ==========    ==========     ==========   ==========
EARNINGS PER COMMON SHARE - PRIMARY AND
FULLY DILUTED
 Net income per common share                         .39           .23            .81          .37
 Weighted average common shares outstanding      578,643       568,000        576,397      568,000


See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                             Six Months Ended June 30
                                                                             ------------------------
                                                                               1997               1996
                                                                               ----               ----
OPERATING ACTIVITIES:
 Net income                                                                 $  464,123        $   210,305
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for loan losses                                                     215,000            197,000
 Provision for depreciation and amortization                                    80,242             57,334
 Amortization of investment security premiums
  and accretion of discounts                                                     3,091             (7,617)
 Deferred tax                                                                   47,023            108,340
 Realized investment security loss (gains)                                         635             (9,719)
 Increase in accrued interest receivable                                       (81,380)          (281,956)
 Increase in accrued interest payable                                           24,433             17,970
 Purchase of key man life insurance                                           (570,871)                 0
 Other                                                                         199,836             23,885
                                                                            ----------        -----------
   NET CASH PROVIDED IN OPERATING ACTIVITIES                                   382,132            315,542

INVESTING ACTIVITIES:
 Proceeds from sales and maturities of securities available for sale         4,702,566          2,826,346
 Purchase of securities available for sale                                  (3,294,098)        (4,007,297)
 Purchase of securities held to maturity                                      (753,163)                 0
 Net increase in loans to customers                                         (9,211,963)       (20,031,111)
 Capital expenditures                                                          (28,134)           (27,108)
                                                                            ----------        -----------
   NET CASH USED IN INVESTING ACTIVITIES                                    (8,584,792)       (21,239,170)

FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts,
  and savings accounts                                                       6,933,869          7,675,034
 Net increase in certificates of deposit                                     2,282,888         12,293,732
 Net increase in securities sold under agreement to repurchase              (2,097,667)           148,557
 Proceeds from sale of stock                                                   388,608                  0
 Purchase of treasury stock                                                   (252,000)                 0
 Proceeds from notes payable                                                   300,000                  0
                                                                            ----------        -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,555,698         20,117,323
                                                                            ----------        -----------
Net decrease in cash and cash equivalents                                     (646,962)          (806,305)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,674,393          3,760,098
                                                                            ----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $3,027,431        $ 2,953,793
                                                                            ----------        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                   1,495,710          1,537,113
  Income taxes                                                                  86,765                  0


See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1997


NOTE A - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1996, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 26, 1997.

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

NOTE B - INCOME TAXES

     The effective tax rate of approximately 32 percent for the six months ended June 30, 1997 approximates the statutory rate less an adjustment for the effect of tax exempt securities.

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

     At June 30, 1997, the Company had net unrealized losses of $106,715 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $70,432, net of deferred tax liability. There were no trading securities. The net decrease in Shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1996 to June 30, 1997 was $37,461.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 1997.


FINANCIAL CONDITION

JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996


LOANS

     Loans comprised the largest single category of the Company's earning assets on June 30, 1997. Loans, net of unearned income and reserve for loan losses, were 72.3 percent of total assets at June 30, 1997. Total net loans were $73,303,409 at June 30, 1997, representing a 14 percent increase from the December 31, 1996 total of $64,306,446. This increase reflects the continued increase in loan demand for the Bank's market area coupled with an increase in the Bank's market share for this area.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

     Investment securities and federal funds sold increased $109,208 or 0.4 percent from December 31, 1996 to June 30, 1997. Investment securities at June 30, 1997 were $21,663,130 compared with $22,378,922 at December 31, 1996, reflecting a 3.2 percent decrease of $715,792. Federal funds sold were $1,975,000 at June 30, 1997 compared to the December 31, 1996 total of $1,150,000, a 71.7 percent increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The increase in federal funds sold is the result of Management's plan to improve the Company's liquidity position relative to the current size of the Company.


ASSET QUALITY

     Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 9.94 to 13.5. The ratio of total nonperforming assets to total assets remained at 0.001 and the ratio on nonperforming loans to total loans also remained constant at 0.001 as compared to December 31, 1996. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

     Total deposits of $90,364,638 at June 30, 1997 increased $9,216,757 (11.4%) over total deposits of $81,147,881 at year-end 1996. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $504,870 or 14.6 percent from year-end 1996 to June 30, 1997, and interest-bearing deposits increased $8,711,887 or 11.2% during the same period. Time deposits of $100,000 or more increased $1,776,268 (14.7%).


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase totaled $3,186,305 at June 30, 1997, a $2,097,667 decrease from the December 31, 1996 total of $5,283,972.
The total of Securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.


SHAREHOLDERS' EQUITY

     Shareholders' equity increased $563,270 from December 31, 1996 to June 30, 1997, due in part to net earnings of $464,123 and the increase in unrealized losses on securities available for sale totaling $37,461, net of deferred tax liability. The increase was also a result of the issuance of 24,287 shares of the Company's common stock to the Company's 401(k) plan at a price of $16.00 per share (total purchase price $388,592). The decrease in shareholder's equity resulting from the purchase of Company stock by the Company on June 30, 1997 from a shareholder of the Company for a total purchase price of $252,000 (14,000 shares at $18.00 per share) was also a significant component of the change.


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

     The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature or re-price in one year or less, excluding outstanding credit card debt equaled approximately $51.4 million at June 30, 1997. Investment securities maturing in one year or less equaled $1.17 million. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of second quarter 1997, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $2,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

     In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application received approval on April 17, 1997. The Bank received an approval to borrow up to $8,000,000. On June 24, 1997, the Bank drew $1,000,000 from its available credit with the Federal Home Loan Bank.


CAPITAL RESOURCES

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's and Bank's capital requirements has been provided from the proceeds from the Bank's initial stock offering in 1994, through draws by the Company on a $1 million line of credit with Hardwick Bank and Trust Company (described below), through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

     Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit with Hardwick Bank & Trust Company. At December 31, 1996 the balance on the line of credit was $700,000. The Company subsequently drew down the remaining amount in January 1997. On May 22, 1997 the Company used a portion of the proceeds from the sale of Company stock to the Company's 401(k) plan to make a $300,000 principal payment on the line of credit. Subsequently, on May 30, 1997 the Company made a $300,000 draw from the line of credit to fund the repurchase of Company stock from a shareholder of the Company (described below) and for working capital needs. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank; (iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and (vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

     Federal Capital Standards. Regulatory authorities in the banking industry are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier 1 capital, which consists of common equity less goodwill, amounted to 6.37 million at June 30, 1997. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was $7.17 million at June 30, 1997. The percentage ratios as calculated under FDICIA guidelines were 8.54 percent and 9.61 percent for Tier 1 and Total Risk-Based capital, respectively, for the six months ended June 30, 1997. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. The Company is also subject to a leverage capital requirement which calls for a minimum ratio of leverage capital, as defined by regulation, to quarterly total assets of 3-5%. As of June 30, 1997 the leverage capital ratio was 6.28%.

     The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio on the Bank as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% capital ratio. The Bank reports its capital ratio to the DBF on a monthly basis and has been in compliance for each month end during the second quarter, however the capital ratio has fallen below the 8% level from time to time as calculated on a daily basis. At June 30, 1996, the capital ratio as calculated under the DBF standard was 8.0%. As of July 31, 1997 the ratio was 8.1%.

     Management closely monitors the Bank's capital ratios for day-to-day fluctuations, which may be affected by increases in deposits or other assets. To offset daily fluctuations in assets (primarily deposits), which may cause the capital ratio to fall below the 8% level imposed by the DBF, the Company's 401(k) plan was amended to allow for the purchase of Company stock by the plan. This amendment allows for additional capital to be injected into the Bank to further the ability of the Company to maintain an adequate capital ratio. On May 22, 1997 the Company's 401(k) plan purchased 24,287 shares of the Company's stock for $16.00 per share. Other such plans proposed, but not yet implemented include (1) the issuance of subordinated debt securities and (2) the implementation of a controlled growth plan to enhance profitability relative to the Bank's asset growth.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997

SUMMARY

     Net earnings for the six months ended June 30, 1997 were $464,123 compared to net earnings of $210,305 for the same period in 1996. The Company has reported net income for each quarter since the fourth quarter of 1995. Net interest income increased $685,386 (71.6%) during the first six months of 1997, as compared to the same period in 1996; noninterest expenses increased $609,597 (80.8%) during same period, while noninterest income increased by $69,688 (60.2%).

NET INTEREST INCOME

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1997 increased $1,672,612 (62.6%) from the same period in 1996. This increase was due to the continued growth of earning assets which averaged $93.8 million for the six months ended June 30, 1997. Interest expense for the six months ended June 30, 1997 increased $969,225 or (63.8%) compared to the same period of 1996.


PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $215,000 for the six months ended June 30, 1997 compared to $197,000 for the same period of 1996. Charge-offs exceeded recoveries by $76,696 for the six months ended June 30, 1997. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.07 percent at June 30, 1997 compared to 1.01 percent at year-end 1996.


NONINTEREST INCOME

     Noninterest income for the six months ended June 30, 1997 was $185,539 compared to $115,852 for the same period of 1996. This increase was primarily due to an increase in service charges on deposit accounts of $33,755 in 1997 as compared to the same period of 1996, and increases in other operating income of $43,692. Significant components of noninterest income changed as follows:
Service charges on deposit increased $33,755 (55.4%), insurance commissions increased $2,595 (27.2%), gains on investment securities decreased $10,355 (106.5%), and other operating income increased $43,692 (122.6%) to $79,343. Increased credit card fees provided $27,546 of the increase in other operating income, rising from $19,822 for the six months ended June 30, 1996 to $47,368 for the same period of 1997.


NONINTEREST EXPENSES

     Noninterest expenses for the six months ended June 30, 1997 were $1,363,650, reflecting a 80.8 percent increase over the same period of 1996. The primary components of noninterest expenses are salaries and employee benefits, which increased to $547,287 for the six months ended June 30, 1997,
32.1 percent higher than in the same period of 1996. The increase in salaries and employee benefits are due to increased staffing for the unusually high level of growth which has been experienced since the Bank's opening on March 3, 1995. Occupancy costs increased $688 (1.5%), and furniture and equipment expenses rose by $20,532 (35.2%). Other operating expenses rose by 102 percent to $476,167. Significant components of other operating expenses changed as follows: professional and regulatory fees increased $65,092 (137.4%), directors' compensation constituted an expense of $46,437, office supply, postage and data processing fees increased $49,228 (57%) and insurance premiums increased $20,761 (175%). The continued growth of the Bank and the Company continues to necessitate increased expenditures for data processing and other support activities and personnel.

INCOME TAXES

     The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $215,000 for the six months ended June 30, 1997 increased $106,660 compared to the same period of 1996. This increase is primarily due to lack of additional loss carryforwards which were used in the year ended December 31, 1996.

     PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the shareholders of the Company was held on April 17, 1997 for the purpose of electing the Board of Directors of the Company, voting on a proposed Directors' Non-Qualified Stock Option Plan and Employee Stock Incentive Plan, and ratification of the appointment of the Company's independent auditors. At the annual meeting the Directors' Non-Qualified Stock Option Plan was approved, receiving 393,611 votes for and 30,668 votes against, with 6,833 abstentions. The Employee Stock Incentive Plan was approved with 396,547 votes for and 24,480 votes against, with 10,085 abstentions. The appointment of Schauer, Taylor, Cox and Edwards, P.C. as the Company's independent auditors was ratified with 422,152 votes for and 6,550 against, with 2,410 abstentions. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting, were elected to constitute the entire Board of Directors of the Company for a term of one year.

              Directors Elected at Annual Meeting of Shareholders



                    Name              Votes For  Votes Withheld
                    ----              ---------  --------------
                Alan S. Dover         428,912       2,200
                Charles A. Edmondson  428,912       2,200
                Roger E. Futch        423,412       7,700
                Joseph C. Hensley     423,412       7,700
                Frank E. Jones        426,102       5,010
                J. Ronald Knight      423,912       7,200
                Tracy R. Newton       423,412       7,700
                P. Joe Sisson         430,912         200
                Kenneth D. Warren     423,912       7,200




ITEM 5.   OTHER INFORMATION

     (a) Pursuant to the stock option plans discussed above and included as exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 1997, the Company's Board of Directors granted options under the approved option plans as described below.

On June 1, 1997 the following options were granted under the Directors' Non-Qualified Stock Option Plan with an exercise price of $16.00 per share:


Alan S. Dover      11,000 shares
Charles Edmondson  11,000 shares
Roger E. Futch     11,000 shares
Joseph C. Hensley  11,000 shares
Frank E. Jones     11,000 shares
J. Ronald Knight   11,000 shares
P. Joe Sisson      11,000 shares
Kenny D. Warren    11,000 shares

Also on June 1, 1997 the following options were granted under the Employee Stock Incentive Plan with an exercise price of $16.00 per share:


Tracy R. Newton    33,000 shares
Kent W. Sanford    22,000 shares


     (b) On June 30, 1997, Candace Gilliland, wife of former director Thomas C. Gilliland, sold a total of 26,250 shares of the Company's common stock to the Company, the individual directors and the Company's executive officers. These shares were beneficially owned by Mr. Gilliland. The Company purchased 14,000 of these shares. Each director and executive officer purchased 1,225 shares on an individual basis. The purchase price was $18.00 per share.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed with this report


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

       10.1                      Appalachian Bancshares, Inc. 1997
                                 Directors' Non-Qualified Stock Option Plan
                                 (included as Exhibit 10.1 to the Company's
                                 Annual Report on Form 10-KSB, previously filed with the Commission and incorporated herein by reference).

       10.2 Appalachian Bancshares, Inc. 1997 Employee Stock Incentive Plan (included as Exhibit 10.2 to the Company's Annual Report on Form

                                 10-KSB, previously filed with the
                                 Commission and incorporated herein by
                                 reference).

       10.3 Adoption Agreement for the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan (filed as Exhibit 4.3(a) to the Company's Registration Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

       10.4 Georgia Bankers Association Master 401(k) Profit Sharing Plan (filed as Exhibit
                                 4.3 (b) to the Company's Registration Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

       10.5 First Amendment to the Georgia Bankers Association Master Section 401(k) Profit Sharing Plan (filed as Exhibit 4.3 (c) to the Company's Registration Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

       10.6 Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum.

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


Dated:   August 13, 1997

                                             APPALACHIAN BANCSHARES, INC.


                                             /s/ Tracy R. Newton
                                             -----------------------------
                                             Tracy R. Newton
                                             President and CEO
                                             (Duly authorized officer)


                                             /s/ Kent W. Sanford
                                             ----------------------------
                                             Kent W. Sanford
                                             Executive Vice President
                                             (Principal financial officer)