Form 10QSB
period 1997-09-30
APPALACHIAN BANCSHARES INC
filed 1997-11-13
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


             Class                      Outstanding at November 12, 1997
             -----                      --------------------------------

 Common Stock, $5.00 par value                      577,287


Transitional Small Business Disclosure Format:  Yes [     ]      No [  X  ]

                          APPALACHIAN BANCSHARES, INC.

                         September 30, 1997 Form 10-QSB


                               TABLE OF CONTENTS





                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  3

          Consolidated Statement of Income   . . . . . . . . . . . . . .  4

          Consolidated Statement of Cash Flows . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . .  6


 Item 2.  Management's Discussion and Analysis or Plan of Operation. . .  7


PART II.  OTHER INFORMATION

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .12

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                September 30, 1997  December 31,
                                                                  (Unaudited)           1996
                                                                ------------------  ------------
ASSETS
Cash                                                               $  1,143,625     $   866,211
Due from banks                                                        1,385,021       1,658,182
Federal funds sold                                                    1,090,000       1,150,000

Securities available for sale                                        16,627,526      20,131,443
Securities held to maturity                                           4,032,153       2,247,479

Loans                                                                79,283,970      64,961,742
Allowance for loan losses                                              (856,147)       (655,296)
                                                                   ------------     -----------
Net Loans                                                            78,427,823      64,306,446

Premises and equipment, net                                           1,614,095       1,673,203
Accrued interest                                                      1,006,076         806,811
Other assets                                                            870,387         314,116
                                                                   ------------     -----------

   TOTAL ASSETS                                                    $106,196,706     $93,153,891
                                                                   ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits:
  Noninterest-bearing                                              $  3,255,838     $ 3,464,810
  Interest-bearing                                                   88,596,263      77,683,071
                                                                   ------------     -----------
   TOTAL DEPOSITS                                                    91,852,101      81,147,881

Securities sold under agreements to repurchase                        6,039,279       5,283,972
Accrued interest                                                        192,247         154,461
Long-term debt                                                        1,000,000         700,000
Other liabilities                                                       460,340          62,641
                                                                   ------------     -----------

  TOTAL LIABILITIES                                                  99,543,967      87,348,955
                                                                   ------------     -----------

SHAREHOLDERS' EQUITY:
 Common stock ($5 par value; 20,000,000 shares authorized,
  577,287 shares issued and outstanding as of September 30, 1997,
  568,000 shares issued and outstanding as of December 31, 1996)      2,961,435       2,840,000
  Capital surplus                                                     3,096,485       2,829,314
  Treasury stock (at cost)                                             (274,000)              0
  Accumulated earnings                                                  871,682         168,593
  Unrealized losses on investment securities available for sale,
     net of deferred tax or tax benefit                                  (2,863)        (32,971)
                                                                   ------------     -----------

   TOTAL SHAREHOLDERS' EQUITY                                         6,652,739       5,804,936
                                                                   ------------     -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $106,196,706     $93,153,891
                                                                   ============     ===========
See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                                 Three Months Ended            Nine Months Ended
                                                    September 30                  September 30
                                              ------------------------      -----------------------
                                                 1997          1996            1997        1996
                                              -----------   ----------      ----------   ----------
REVENUE FROM EARNING ASSETS:
 Interest and fees on loans                   $1,934,133    $1,441,078      $5,516,722   $3,630,804
 Interest on investment securities:
  Taxable securities                             279,530       252,017         902,183      697,344
  Nontaxable securities                           49,129             0         117,326            0
 Interest on federal funds sold                   35,392        25,678         107,554       63,614
                                              ----------    ----------      ----------   ----------
   TOTAL REVENUE FROM EARNING ASSETS           2,298,184     1,718,773       6,643,785    4,391,762

INTEREST EXPENSE:
 Interest on deposits                          1,254,801       947,058       3,606,407    2,359,712
 Interest on federal funds purchased and
  securities sold under agreements to
  repurchase                                           0        52,721               0      159,210
Interest expense - other                          92,098             0         228,860            0
                                              ----------    ----------      ----------   ----------
   TOTAL INTEREST EXPENSE                      1,346,899       999,779       3,835,267    2,518,922

NET INTEREST INCOME:                             951,285       718,994       2,808,518    1,872,840
 Provision for loan losses                        85,000        96,000         300,000      293,000
                                              ----------    ----------      ----------   ----------

 AFTER PROVISION FOR LOAN LOSSES                 866,285       622,994       2,508,518    1,579,840

NONINTEREST INCOME:
 Service charges on deposits                      48,811        33,744         143,498       94,676
 Insurance commissions                             4,110         8,796          16,255       18,346
 Other operating income                           47,372        24,209         124,715       59,860
 Investment securities gains                         838             0             203        9,719
                                              ----------    ----------      ----------   ----------
   TOTAL NONINTEREST INCOME                       99,131        66,749         284,671      182,601

NONINTEREST EXPENSES:
 Salaries and employee benefits                  288,884       227,016         836,171      641,263
 Occupancy expense                                27,228        24,205          73,554       69,843
 Furniture and equipment expense                  35,392        32,026         114,263       90,365
 Other operating expenses                        254,947       154,272         731,113      390,101
                                              ----------    ----------      ----------   ----------
   TOTAL NONINTEREST EXPENSES                    606,451       437,519       1,755,101    1,191,572

Income before income taxes                       358,964       252,224       1,038,088      570,869
Income tax provision                            (120,000)      (48,584)       (335,000)    (156,924)
                                              ----------    ----------      ----------   ----------
NET INCOME                                    $  238,964    $  203,640      $  703,088   $  413,945
                                              ==========    ==========      ==========   ==========

EARNINGS PER COMMON SHARE - PRIMARY AND
FULLY DILUTED
 Net income per common share                         .41           .36            1.22          .73
 Weighted average common shares outstanding      578,189       568,000         574,941      568,000

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)



                                                                           Nine Months Ended September 30
                                                                           ------------------------------
                                                                               1997               1996
                                                                           -----------        -----------
OPERATING ACTIVITIES:
 Net income                                                                $   703,088        $   413,945
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for loan losses                                                     300,000            293,000
 Provision for depreciation and amortization                                   124,785             89,438
 Amortization of investment security premiums
  and accretion of discounts                                                     6,195             (4,591)
 Deferred tax                                                                   (1,475)            54,624
 Realized investment security loss (gains)                                        (203)            (9,719)
 Increase in accrued interest receivable                                      (199,265)          (389,978)
 Increase in accrued interest payable                                           37,786             39,033
 Purchase of key man life insurance                                           (570,871)                 0
 Other                                                                         382,554            178,382
                                                                           -----------        -----------
   NET CASH PROVIDED IN OPERATING ACTIVITIES                                   782,595            664,134

INVESTING ACTIVITIES:
 Proceeds from sales and maturities of securities available for sale         6,040,735          5,948,617
 Purchase of securities available for sale                                  (2,996,019)        (9,140,486)
 Purchase of securities held to maturity                                    (1,285,848)          (671,226)
 Net increase in loans to customers                                        (14,421,377)       (28,691,040)
 Capital expenditures                                                          (49,966)           (94,434)
                                                                           -----------        -----------
   NET CASH USED IN INVESTING ACTIVITIES                                   (12,712,475)       (32,648,569)

FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts,
  and savings accounts                                                       8,657,633         12,048,983
 Net increase in certificates of deposit                                     2,046,587         19,435,084
 Net increase in securities sold under agreement to repurchase                 755,307            242,014
 Proceeds from sale of stock                                                   388,608                  0
 Purchase of treasury stock                                                   (274,000)                 0
 Proceeds from notes payable                                                   300,000                  0
                                                                           -----------        -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                11,874,133         31,726,081
                                                                           -----------        -----------

 Net decrease in cash and cash equivalents                                     (55,747)          (258,354)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,674,393          3,760,098
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,618,646        $ 3,501,744
                                                                           -----------        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                   3,643,020          2,479,889
  Income taxes                                                                  62,278                  0

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1997


NOTE A - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1996, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 26, 1997.

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

NOTE B - INCOME TAXES

     The effective tax rate of approximately 32 percent for the nine months ended September 30, 1997 approximates the statutory rate less an adjustment for the effect of tax exempt securities.

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

     At September 30, 1997, the Company had net unrealized losses of $4,338 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $2,863, net of deferred tax liability. There were no trading securities. The net decrease in Shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1996 to September 30, 1997 was $30,108.

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


FINANCIAL CONDITION

SEPTEMBER 30, 1997 COMPARED TO DECEMBER 31, 1996


LOANS

     Loans comprised the largest single category of the Company's earning assets on September 30, 1997. Loans, net of unearned income and reserve for loan losses, were 73.9 percent of total assets at September 30, 1997. Total net loans were $78,427,823 at September 30, 1997, representing a 22 percent increase from the December 31, 1996 total of $64,306,446. This increase reflects the continued increase in loan demand for the Bank's market area coupled with an increase in the Bank's market share for this area.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

     Investment securities and federal funds sold decreased $1,779,243 or 7.6 percent from December 31, 1996 to September 30, 1997. Investment securities at September 30, 1997 were $20,659,679 compared with $22,378,922 at December 31, 1996, reflecting a 7.7 percent decrease of $1,719,243. Federal funds sold were $1,090,000 at September 30, 1997 compared to the December 31, 1996 total of $1,150,000, a 5.2 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold is the result of the Company's ability to meet the cash needs of the Company through the use of Federal Home Loan Bank funds.


ASSET QUALITY

     Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 9.94 to 12.4. The ratio of total nonperforming assets to total assets remained at 0.001 and the ratio on nonperforming loans to total loans also remained constant at 0.001 as compared to December 31, 1996. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

     Total deposits of $91,852,101 at September 30, 1997 increased $10,704,220 (13.2%) over total deposits of $81,147,881 at year-end 1996. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits decreased $208,972 or 6 percent from year-end 1996 to September 30, 1997, while interest-bearing deposits increased $10,913,192 or 14% during the same period. Time deposits of $100,000 or more increased $1,857,000 (15.4%).


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase totaled $6,039,279 at September 30, 1997, a $755,307 increase from the December 31, 1996 total of $5,283,972. The total of Securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements. The increased balances reflects the accumulation of cash by the largest participant to fund an expansion program. Currently, the trend is for these balances to decrease.


SHAREHOLDERS' EQUITY

     Shareholders' equity increased $847,803 from December 31, 1996 to September 30, 1997, due in part to net earnings of $703,088 and the decrease in unrealized losses on securities available for sale totaling $30,108, net of deferred tax liability. The increase was also a result of the issuance of 24,287 shares of the Company's common stock to the Company's 401(k) plan at a price of $16.00 per share (total purchase price $388,592). The decrease in Shareholder's equity resulting from the purchase of Company stock by the Company on June 30, 1997 from a shareholder of the Company for a total purchase price of $252,000 (14,000 shares at $18.00 per share) was also a significant component of the change.


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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature or re-price in one year or less, excluding outstanding credit card debt equaled approximately $55.9 million at

September 30, 1997. Investment securities maturing in one year or less equaled $946,699. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

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

     In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application received approval on April 17, 1997. The Bank received an approval to borrow up to $8,000,000. The Bank has made three $1,000,000 draws from the available credit with the Federal Home Loan Bank. The first draw was made on June 24, 1997, the second draw was made on September 18, 1997 and the third draw was made on October 6, 1997.


CAPITAL RESOURCES

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's and Bank's capital requirements has been provided from the proceeds from the Bank's initial stock offering in 1994, through draws by the Company on a line of credit with Hardwick Bank and Trust Company (described below), through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

     Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit ("the Credit Agreement") with Hardwick Bank & Trust Company (Hardwick). At December 31, 1996 the balance on the line of credit was $700,000. The Company subsequently drew down the remaining amount in January 1997. On May 22, 1997 the Company used a portion of the proceeds from the sale of Company stock to the Company's 401(k) plan to make a $300,000 principal payment on the line of credit. Subsequently, on May 30, 1997 the Company made a $300,000 draw from the line of credit to fund the repurchase of Company stock from a shareholder of the Company (described below) and for working capital needs. On October 29, 1997 the Company and Hardwick agreed to a modification of the Credit Agreement. The modification increases the amount of credit available to the Company to $1.5 million. All other terms and conditions of the original agreement remain in full force and effect. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank;
(iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and
(vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank ) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

     Federal Capital Standards. Regulatory authorities in the banking industry are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier 1 capital, which consists of common equity less goodwill, amounted to 6.65 million at September 30, 1997. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-Based capital and was $7.51 million at September 30, 1997. The percentage ratios as calculated under FDICIA guidelines were 8.52 percent and
9.61 percent for Tier 1 and Total Risk-Based capital, respectively, for the nine months ended September 30, 1997. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. The Company is also subject to a leverage capital requirement which calls for a minimum ratio of leverage capital, as defined by regulation, to quarterly total assets of 3-5%. As of September 30, 1997 the leverage capital ratio was 6.26%.

     The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Bank's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio on the Bank as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% capital ratio. The Bank reports its capital ratio to the DBF on a monthly basis and has been in compliance for each month end during the third quarter, however the capital ratio has fallen below the 8% level from time to time as calculated on a daily basis. At September 30, 1996, the capital ratio as calculated under the DBF standard was 8.0%. At October 30, 1997 the capital ratio as calculated under the DBF standard was 8.0%.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997

SUMMARY

     Net earnings for the nine months ended September 30, 1997 were $703,088 compared to net earnings of $413,945 for the same period in 1996. The Company has reported net income for each quarter since the fourth quarter of 1995. Net interest income increased $935,678 (50%) during the first nine months of 1997, as compared to the same period in 1996; noninterest expenses increased $563,529 (47.3%) during same period, while noninterest income increased by $102,070 (55.9%).

NET INTEREST INCOME

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1997 increased $2,252,023 (51.3%) from the same period in 1996. This increase was due to the continued growth of earning assets which averaged $95.7 million for the nine months ended September 30, 1997. Interest expense for the nine months ended September 30, 1997 increased $1,316,345 (52.3%) compared to the same period of 1996.


PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $300,000 for the nine months ended September 30, 1997 compared to $293,000 for the same period of 1996. Charge-offs exceeded recoveries by $99,148 for the nine months ended September 30, 1997. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was
1.08 percent at September 30, 1997 compared to 1.01 percent at year-end 1996.


NONINTEREST INCOME

     Noninterest income for the nine months ended September 30, 1997 was $284,671 compared to $182,601 for the same period of 1996. This increase was primarily due to an increase in service charges on deposit accounts of $48,822 in 1997 as compared to the same period of 1996, and increases in other operating income of $64,855. Significant components of noninterest income changed as follows: Service charges on deposit increased $48,822 (51.2%), insurance commissions decreased $2,091 (11.4%), gains on investment securities decreased $9,516 (97.9%), and other operating income increased $64,855 (108.3%) to $124,715. Increased credit card fees provided $37,088 of the increase in other operating income, rising from $35,628 for the nine months ended September 30, 1996 to $72,716 for the same period of 1997. Earnings on the cash surrender value of the Director's life insurance contributed $11,185 to the increase in other operating income.


NONINTEREST EXPENSES

     Noninterest expenses for the nine months ended September 30, 1997 were $1,755,101, reflecting a 47.3 percent increase over the same period of 1996. The primary components of noninterest expenses are salaries and employee benefits, which increased to $836,171 for the nine months ended September 30, 1997, 30.4 percent higher than in the same period of 1996. The increase in salaries and employee benefits are due to increased staffing for the unusually high level of growth which has been experienced since the Bank's opening on March 3, 1995. Occupancy costs increased $3,711 (5.3%), and furniture and equipment expenses rose by $23,898 (26.4%). Other operating expenses rose by 87.4 percent to $731,113. Significant components of other operating expenses changed as follows: professional and regulatory fees increased $100,286 (135.1%), directors' compensation constituted an expense of $81,478, office supply, postage and data processing fees increased $63,906 (49.2%) and insurance premiums increased $25,623 (139.2%). The continued growth of the Bank and the Company continues to necessitate increased expenditures for data processing and other support activities and personnel.


INCOME TAXES

     The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $335,000 for the nine months ended September 30, 1997 increased $178,076 compared to the same period of 1996. This increase is primarily due to lack of additional loss carryforwards which were used in the year ended December 31, 1996.


     PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

               On September 22, 1997, the Company purchased 1,000 shares of the Company's common stock from two shareholders of the Company (500 shares from each shareholder). The purchase price was $22.00 per share.


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

               10             First Modification of Credit Agreement, dated
                              October 29, 1997, between the Company and Hardwick
                              Bank & Trust Company.

               11             Statement re: Computation of Per Share Earnings

               27             Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                   SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 13, 1997

                                             APPALACHIAN BANCSHARES, INC.


                                                /s/ Tracy R. Newton
                                             ----------------------------------
                                             Tracy R. Newton
                                             President and CEO
                                             (Duly authorized officer)


                                                /s/ Kent W. Sanford
                                             ----------------------------------
                                             Kent W. Sanford
                                             Executive Vice President
                                             (Principal financial officer)