Form 10KSB
period 1997-12-31
APPALACHIAN BANCSHARES INC
filed 1998-03-31
CIK 1019883

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NO. 000-21383

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

                                 (706) 276-8000
                           --------------------------
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
-------------------                       ------------------------------------
      None                                                 N/A

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Common Stock, $5.00 par value per share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         The issuer's revenues for its most recent fiscal year were $9,527,799.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 14, 1998 was $9,752,783, based on a per share price of $22.50, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At March 14, 1998, there were 577,287 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                               Yes | |   No |X|

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


===============================================================================

                          APPALACHIAN BANCSHARES, INC.
                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

 ITEM NUMBER                                                                                PAGE OR
IN FORM 10-KSB                       DESCRIPTION                                            LOCATION
--------------                       -----------                                            --------

    Item 1.     Business..............................................................            1

    Item 2.     Properties............................................................           20

    Item 3.     Legal Proceedings.....................................................           21

    Item 4.     Submission of Matters to a Vote of Security Holders...................           21

    Item 5.     Market for the Registrant's Common  Equity and Related Shareholder
                Matters...............................................................           21

    Item 6.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................           22

    Item 7.     Financial Statements..................................................          F-1

    Item 8.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..................................................           31

    Item 9.     Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act............           32

    Item 10.    Executive Compensation................................................           32

    Item 11.    Security Ownership of Certain Beneficial Owners
                and Management........................................................           32

    Item 12.    Certain Relationships and Related Transactions........................           32

    Item 13.    Exhibits, List and Reports on Form 8-K................................           32

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

         At December 31, 1997, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Bank on a consolidated basis.

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

         The Bank has a correspondent relationship with several banks, including Georgia Bankers' Bank, SouthTrust Bank, Federal Home Loan Bank and Compass Bank.

EMPLOYEES

         Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. At December 31, 1997, the Bank had a total of 35 employees, 30 of which were full-time employees. Neither the Company nor the Bank are party to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

LENDING ACTIVITIES

         General. The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. Loans to the poultry industry constituted approximately 19% of the Bank's total loans at December 31, 1997.

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

         Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting approximately $56.1 million, or 66.3%, of the Bank's total loans at December 31, 1997. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans but exclude home equity loans, which are classified as consumer loans.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1997, the Bank held approximately $16.5 million, or 19.5% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 1997, the Bank held approximately $10.8 million in consumer loans, representing 12.8% of total loans.

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

         The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Bank's senior lending officer was previously charged with the responsibility of ensuring that all loans or lines of credit in excess of $100,000 are reviewed annually, with random sample checks of loans less than $100,000. All loans or lines of credit of $250,000 and over previously were reviewed by a consulting firm. Due to increased loan demand, the Bank has employed an in house specialist to review all loans in excess of $100,000.

DEPOSITS

         The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries (such as private trusts). Qualified deposits are insured by the FDIC in an amount up to $100,000.

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 1997.

                                DEPOSIT MIX

                                                               DECEMBER 31, 1997
                                                               -----------------
Non-interest bearing demand................................            4.0%
Interest-bearing demand....................................           25.6%
Savings....................................................           21.8%
Time Deposits..............................................           33.2%
Certificates of Deposit of $100,000 or more................           15.4%
  Total....................................................          100.0%

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

         The Bank serves the areas of Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. As of December 31, 1997, three non-locally owned banks had offices in Gilmer County. The Bank of Ellijay, which is owned by Century South Banks, Inc., a bank holding company headquartered in Gainesville, Georgia, operates a main office and two branch offices in Gilmer County. RegionsBank, an Alabama bank holding company, operates two offices in Gilmer County. United Community Bank, headquartered in Blairsville, Georgia, maintains a branch office in Gilmer County. In addition, many local businesses and individuals have deposits outside Gilmer County.

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

         The Federal Reserve Act imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve System are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

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

         In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks, respectively. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the regulatory agencies will continue to consider a tangible Tier 1 leverage ratio and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

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

         DBF Capital Requirements. Notwithstanding the uniform risk-based capital guidelines and leverage ratios discussed above, regulatory authorities have the discretion to set individual minimum capital requirements for the specific institutions at rates significantly exceeding the above minimum guidelines and ratios. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of the Bank's operation, at which time the Bank became subject to a 6% primary capital ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

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

                  (Remainder of Page Intentionally Left Blank)

         Under the FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder establish five capital categories as shown in the following table:

                                                         TOTAL RISK-           TIER 1 RISK-             TIER 1
               CLASSIFICATION                           BASED CAPITAL          BASED CAPITAL           LEVERAGE
               --------------                           -------------          -------------           --------

         Well Capitalized (1)                                10%                    6%                    5%
         Adequately Capitalized (1)                           8%                    4%                    4%(2)
         Undercapitalized (3)                                <8%                   <4%                   <4%
         Significantly Undercapitalized                      <6%                   <3%                   <3%
         Critically Undercapitalized                          -                     -                    <2%

         -------------------------

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

FEDERAL DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund or "BIF" and the Savings Association Insurance Fund or "SAIF") are maintained for commercial banks and thrifts, with insurance premiums from the banking industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to the BIF or the SAIF from $0.23 to $0.31 per $100 of insured deposits depending on their capital levels and risk profile, as determined by their primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100. In 1997, the Bank paid the legally required minimum semiannual assessment.

         On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act"). The 1996 Act's primary accomplishment was to provide for the recapitalization of the SAIF by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1998, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments for 1997, 1998, and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1998, the assessment for FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits.

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

         Under the Interstate Banking Act, a bank could merge, beginning on June 1, 1997, with a bank in another state if the transaction did not involve a bank in a home state which had enacted a law after the date of enactment of the interstate banking act and before June 1, 1997, that applied equally to all out of state banks and expressly prohibited such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such state law. States were also allowed to permit merger transactions before June 1, 1997. Georgia elected to allow such mergers beginning June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out of state bank to acquire a branch without acquiring the bank; Georgia has not authorized such transactions. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

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

         Other Regulatory Initiatives. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA") which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. The Bank was examined for CRA compliance on May 6, 1996 and received a CRA rating of 1.

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

               On July 3, 1997, President Clinton signed legislation to clarify that branches of state-chartered banks operating in host states are covered by the laws of their home chartering state. The Riegle-Neal Amendment Act of 1997 is intended to preserve the dual banking system by subjecting state banks only to the rules of their chartering states.

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

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                            Taxable Equivalent Basis

                                                         YEAR ENDED DECEMBER 31, 1997       YEAR ENDED DECEMBER 31, 1996
                                                        --------------------------------  ------------------------------
                                                         AVERAGE      INCOME/     YIELD/   AVERAGE     INCOME/    YIELD/
                                                         BALANCE      EXPENSE      RATE    BALANCE     EXPENSE     RATE
                                                        ---------    ---------   -------  --------    --------    ------

                                                                            (AMOUNTS IN THOUSANDS)
ASSETS

 Earning assets:
   Loans, net of unearned income (1)...........         $  74,753    $7,675      10.27%   $ 51,008    $5,219      10.23%
     Investment securities:
     Taxable ..................................            17,498     1,160       6.63      15,277       979       6.41
     Tax-exempt ...............................             3,257       258       7.92         445        36       8.09
                                                        ---------    ------               --------    ------
   Total investment securities ................            20,755     1,418       6.83      15,722     1,015       6.45
   Federal funds sold .........................             2,895       160       5.53       2,025       104       5.14
                                                        ---------    ------               --------    ------
     Total interest-earning assets ............            98,403     9,253       9.40      68,755     6,338       9.22

 Non interest-earning assets:
   Cash and due from banks ....................             2,170                            1,522
   Premises and equipment .....................             1,644                            1,658
   Accrued interest and other assets ..........             1,818                              911
   Allowance for loan losses ..................              (774)                            (500)
                                                        ---------                         --------
Total assets ..................................         $ 103,261                         $ 72,346
                                                        =========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Interest-bearing liabilities:
   Demand deposits ............................         $  22,681     1,116       4.92    $ 14,849       737       4.96
   Savings deposits ...........................            17,984       933       5.19      10,829       572       5.28
   Time deposits ..............................            45,616     2,862       6.27      33,365     2,127       6.37
                                                        ---------    ------      -----    --------    ------      -----
                                                           86,281     4,911       5.69      59,043     3,436       5.82
 Other short-term borrowings ..................             4,471       201       4.50       4,777       219       4.58
 Long-term debt ...............................             2,090       150       7.18          62         5       8.06
                                                        ---------    ------      -----    --------    ------      -----
       Total interest-bearing liabilities......            92,842     5,262       5.67      63,882     3,660       5.73
                                                        ---------    ------      -----    --------    ------      -----
 Noninterest-bearing other liabilities:........
     Demand deposits ..........................             3,527                            2,617
     Accrued interest and other liabilities....               500                              344
     Shareholders' equity .....................             6,392                            5,503
                                                        ---------                         --------
Total liabilities and shareholders' equity              $ 103,261                         $ 72,346
                                                        =========                         ========

Net interest income/net interest spread .......                       3,991       3.73%                2,678       3.49%
                                                                                 =====                            =====
Net yield on earning assets ...................                                   4.06%                            3.90%
                                                                                 =====                            =====
Taxable equivalent adjustment:
   Loans ......................................                          22                               14
   Investment securities ......................                          88                               13
                                                                     ------                           ------
     Total taxable equivalent adjustment ......                         110                               27
                                                                     ------                           ------
Net interest income ...........................                      $3,881                           $2,651
                                                                     ======                           ======

---------------------------


(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

         The following table sets forth, for the years ended December 31, 1997 and 1996, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          RATE/VOLUME VARIANCE ANALYSIS

                                                         CHANGE                           INTEREST                   VARIANCE (1)
                                    AVERAGE VOLUME     IN  VOLUME     AVERAGE RATE     INCOME/EXPENSE  VARIANCE      ATTRIBUTED TO
                                  ----------------     ----------     ------------     --------------  --------   ------------------
                                   1997       1996      1997-96      1997     1996       1997    1996   1997-96   VOLUME      RATE
                                  ------      ----     ----------    ----     ----       ----    ----   -------   ------     -------
                                                                     (AMOUNTS IN THOUSANDS)
EARNING ASSETS:
Loans, net of unearned
  income .....................    $74,753   $51,008     $23,745     10.27%   10.23%    $7,675   $5,219   $2,456   $2,436     $  20
Investment securities:
  Taxable ....................     17,498    15,277       2,221      6.63     6.41      1,160      979      181      146        35
  Tax Exempt .................      3,257       445       2,812      7.92     8.09        258       36      222      223        (1)
                                  -------   -------     -------                        ------   ------   ------
    Total investment
     securities ..............     20,755    15,722       5,033      6.83     6.45      1,418    1,015      403      369        34
Federal funds sold ...........      2,895     2,025         870      5.53     5.14        160      104       56       48         8
                                  -------   -------     -------                        ------   ------   ------
Total earning assets .........    $98,403   $68,755     $29,648      9.40     9.22     $9,253   $6,338   $2,915    2,842        73
                                  =======   =======     =======                        ======   ======   ======

INTEREST-BEARING LIABILITIES:
Deposits:
  Demand .....................    $22,681   $14,849     $ 7,832      4.92     4.96     $1,116   $  737   $  379      385        (6)
  Savings ....................     17,984    10,829       7,155      5.19     5.28        933      572      361      371       (10)
  Time .......................     45,616    33,365      12,251      6.27     6.37      2,862    2,127      735      768       (33)
                                  -------    ------     -------                        ------   ------   ------
    Total interest-bearing
     deposits ................     86,281    59,043      27,238      5.69     5.82      4,911    3,436    1,475    1,524       (49)

Other short-term borrowings         4,471     4,777        (306)     4.50     4.58        201      219      (18)     (14)       (4)
Long-term debt ...............      2,090        62       2,028      7.18     8.06        150        5      145      146        (1)
                                  -------    ------     -------                        ------   ------   ------
    Total interest-bearing
     liabilities .............    $92,842   $63,882     $28,960      5.67     5.73      5,262    3,660    1,602    1,656       (54)
                                  =======   =======     =======                        ------   ------   ------   ------      ----

Net interest income/net
  interest spread ............                                       3.73%    3.49%    $3,991   $2,678   $1,313   $1,186      $127
                                                                 ========     ====     ======   ======   ======   ======      ====
Net yield on earning assets...                                       4.06%    3.90%
                                                                 ========     ====
Net cost of funds ............                                       5.34%    5.32%
                                                                 ========     ====

---------------------------


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                  (Remainder of Page Intentionally Left Blank)

INVESTMENT PORTFOLIO

         The carrying amount of investment securities at the end of each of the years presented is set forth in the following table:

                              INVESTMENT PORTFOLIO

                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                           1997            1996
                                                                       ------------    ------------

                                                                          (AMOUNTS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
     U.S. Treasury and U.S. Government agencies.................       $     13,980    $     17,769
     Mortgage-backed securities.................................              1,165           2,217
     State and municipal securities.............................                  0             145
                                                                       ------------    ------------
         Total..................................................       $     15,145    $     20,131
                                                                       ============    ============

SECURITIES HELD TO MATURITY:
     State and municipal securities.............................       $      4,181    $      2,247
                                                                       ============    ============

         Average taxable securities were 84.3 percent of the portfolio in 1997 compared to the prior year level of 97.0 percent. The increase of tax exempt securities in 1997 reflects the Bank's intent to reduce the effect of federal income taxation.

         The maturities and weighted average yields of the investments in the 1997 portfolio of investment securities are presented below. The average maturity of the investment portfolio is 4.8 years with an average yield of 6.8 percent. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations.

                    INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                                    MATURING
                                                 -------------------------------------------------------------------------------
                                                      WITHIN            AFTER ONE BUT       AFTER FIVE BUT           AFTER
                                                     ONE YEAR         WITHIN FIVE YEARS    WITHIN TEN YEARS        TEN YEARS
                                                     --------         -----------------    ----------------        ---------
                                                 AMOUNT      YIELD    AMOUNT      YIELD    AMOUNT     YIELD    AMOUNT     YIELD
                                                 ------      -----    ------      -----    ------     -----    ------     -----

                                                                                (AMOUNTS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:

  U.S. Treasury ...............................  $  -0-       -0-%    $  -0-        -0-%   $   -0-      -0-%   $  -0-       -0-%
  U.S. Government agencies ....................     796      6.07      7,194       6.41      5,990     6.60       -0-       -0-
  Mortgage-backed .............................     763      5.72        402       6.03        -0-      -0-       -0-       -0-
  State and municipal .........................     -0-       -0-        -0-        -0-        -0-      -0-       -0-       -0-
                                                 ------               ------               -------             ------
                                                 $1,559      5.90     $7,596       6.39    $ 5,990     6.60    $  -0-       -0-
                                                 ======               ======               =======             ======

SECURITIES HELD TO MATURITY:

  State and municipal .........................  $  -0-       -0-%    $  512       6.30%   $   430     7.78%   $3,239      8.05%
                                                 ======               ======               =======             ======

         There were no securities held by the Bank of which the aggregate value on December 31, 1997 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

LOAN PORTFOLIO

         The following table shows the classification of loans by major category at December 31, 1997 and 1996.

                                TYPES OF LOANS

                                                                           DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                           1997                                   1996
                                              ------------------------------         -------------------------------
                                                                  PERCENT                                 PERCENT
                                                 AMOUNT           OF TOTAL               AMOUNT           OF TOTAL
                                              -------------     ------------         -------------     -------------

                                                                     (AMOUNTS IN THOUSANDS)

Commercial, financial and agricultural.....   $     16,536             19.5%          $     13,911              21.4%
Real estate - construction.................          5,119              6.1                  4,811               7.4
Real estate - other (1)....................         50,928             60.2                 35,289              54.3
Consumer...................................         10,835             12.8                  8,628              13.3
Other loans................................          1,166              1.4                  2,323               3.6
                                              ------------          -------           ------------           -------
                                                    84,584            100.0%                64,962             100.0%
                                                                    =======                                  =======
Less:
Allowance for loan losses..................            930                                     656
                                              ------------                            ------------

Net loans..................................   $     83,654                            $     64,306
                                              ============                            ============

---------------------

(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.

         The following table shows the maturity distribution of selected loan classifications at December 31, 1997 and an analysis of these loans maturing in over one year.

             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY


                                                                                         RATE STRUCTURE FOR LOANS
                                                    MATURITY                              MATURING OVER ONE YEAR
                              ------------------------------------------------------   -----------------------------
                                              OVER ONE
                                 ONE            YEAR          OVER                     PREDETERMINED     FLOATING OR
                               YEAR OR        THROUGH         FIVE                       INTEREST         ADJUSTABLE
                                 LESS        FIVE YEARS       YEARS        TOTAL           RATE             RATE
                              --------       ----------       -----       -------      -------------     -----------

                                                             (AMOUNTS IN THOUSANDS)
Commercial, financial
   and agricultural.........  $ 11,244       $    5,275       $  17       $16,536      $       3,567     $     1,725
Real estate - construction..     5,119              -0-         -0-         5,119                -0-             -0-
                              --------        ---------       -----       -------      -------------     -----------
     Total..................  $ 16,363       $    5,275       $  17       $21,655      $       3,567     $     1,725
                              ========       ==========       =====       =======      =============     ===========

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1997 and 1996.

                              NONPERFORMING ASSETS

                                                                  DECEMBER 31,
                                                         ---------------------------
                                                          1997                 1996
                                                         ------               ------

                                                             (AMOUNTS IN THOUSANDS)

Nonaccruing loans .....................................  $   15                $  57
Loans past due 90 days or more.........................      13                    9
Restructured loans.....................................     -0-                  -0-
                                                         ------                -----
Total nonperforming loans..............................      28                   66
Nonaccruing securities.................................     -0-                  -0-
Other real estate......................................     -0-                  -0-
                                                         ------                -----

Total nonperforming assets.............................  $   28                $  66
                                                         ======                =====

RATIOS:

  Loan loss allowance to total nonperforming assets....   33.21                 9.94
                                                         ======                =====
  Total nonperforming loans to total loans
     (net of unearned interest)......................... 0.0003                0.001
                                                         ======                =====

  Total nonperforming assets to total assets............ 0.0002                0.001
                                                         ======                =====

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

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $929,590 in the allowance for loan losses at December 31, 1997 (1.1% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank's loan portfolio.

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for each of the last three fiscal years:

                        ANALYSIS OF LOAN LOSS EXPERIENCE

                                                              1997         1996          1995
                                                            -------       -------       -------

                                                                   (AMOUNTS IN THOUSANDS)

Allowance for loan losses at beginning of year............  $   655       $   325           -0-

Loans charged off:
       Commercial, financial, and agricultural............       95           -0-           -0-
       Real estate-construction...........................       45           -0-           -0-
       Real estate-other..................................        2             6           -0-
       Consumer...........................................       85            32             5
         Total loans charged off..........................      227            38             5
                                                            -------       -------       -------
Recoveries on loans previously charged off:
       Commercial, financial, and agricultural............        2           -0-           -0-
       Real estate-construction...........................        8           -0-           -0-
       Real estate-other..................................        1           -0-           -0-
       Consumer...........................................       11           -0-           -0-
                                                            -------       -------       -------
         Total recoveries.................................       22           -0-           -0-
                                                            -------       -------       -------

Net loans charged off.....................................      205            38             5
                                                            -------       -------       -------
Provisions for loan losses................................      480           368           330
                                                            -------       -------       -------
Allowance for loan losses at end of period................  $   930       $   655       $   325
                                                            =======       =======       =======
Loans, net of unearned income, at end of period...........  $84,584       $64,962       $32,169
                                                            =======       =======       =======
Average loans, net of unearned income,
   outstanding for the period.............................  $74,753       $51,008       $14,831
                                                            =======       =======       =======

RATIOS:

Allowance at end of period to loans, net of
   unearned income........................................     1.10%         1.01%         1.01%
Allowance at end of period to average loans,
   net of unearned income.................................     1.24          1.28          2.19
Net charge-offs to average loans, net of
   unearned income........................................      .27           .07           .03
Net charge-offs to allowance at end of period.............    22.04          5.80          1.50
Recoveries to prior year charge-offs......................    57.89           -0-           -0-


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

         Management allocated the reserve for loan losses to specific loan classes as follows:

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                           1997                            1996
                                                   ---------------------            -------------------
                                                                PERCENT                        PERCENT
                                                   AMOUNT       OF TOTAL            AMOUNT     OF TOTAL
                                                   ------       --------            ------     --------

                                                                    (AMOUNTS IN THOUSANDS)

DOMESTIC LOANS (1)
     Commercial, financial and agricultural        $  186             20%           $  144           22%
     Real estate - construction ...........            55              6                52            8
     Real estate - other ..................           567             61               354           54
     Consumer .............................           122             13               105           16
                                                   ------       --------            ------     --------

        Total .............................        $  930            100%           $  655         100%
                                                   ======       ========            ======     ========

------------------

(1)  The Bank had no foreign loans.

DEPOSITS

         The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 1997 and 1996 are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                        1997                   1996
                                                 -----------------       -----------------
                                                 AMOUNT      RATE        AMOUNT       RATE
                                                 -------     -----       -------      ----

                                                           (AMOUNTS IN THOUSANDS)

Noninterest-bearing demand deposits                3,527       -0-%        2,617       -0-%

     Demand ..................................    22,681      4.92        14,849      4.96
     Savings .................................    17,984      5.19        10,829      5.28
     Time deposits ...........................    45,616      6.27        33,365      6.37
                                                 -------                 -------
         Total interest-bearing deposits .....    86,281      5.69        59,043      5.82
                                                 -------                 -------

            Total average deposits ...........   $89,808      5.47%      $61,660      5.57%
                                                 =======                 =======





                  (Remainder of Page Intentionally Left Blank)

         The two categories of lowest cost deposits comprised the following percentages of average total deposits during 1997: average noninterest-bearing demand deposits, 3.9 percent; and average interest-bearing demand deposits, 25.3 percent. Of average time deposits, approximately 29.7 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Bank at December 31, 1997 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                                                   TIME
                                                               CERTIFICATES
                                                                OF DEPOSIT
                                                               ------------

                                                          (AMOUNTS IN THOUSANDS)

           Three months or less...........................     $      4,041
           Over three through six months..................            2,313
           Over six through twelve months.................            4,627
           Over twelve months.............................            3,755
                                                               ------------

                Total.....................................     $     14,736
                                                               ============


RETURN ON EQUITY AND ASSETS

         The following table summarizes certain financial ratios for the Company for the years ended December 31, 1997 and 1996.

                           RETURN ON EQUITY AND ASSETS

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                       1997                1996
                                                       ----                ----

           Return on average assets..................   .98%                .71%

           Return on average equity..................  15.9                9.40

           Dividend payout ratio.....................   -0-                 -0-

           Average equity to average assets ratio....  6.19                7.60






                  (Remainder of Page Intentionally Left Blank)

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1997, 1996 and 1995. All averages are daily averages.


                                                                               YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       1997              1996              1995
                                                                   ------------      ------------      ----------

                                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
     Interest income .......................................          $  9,143         $ 6,311         $  2,328
     Interest expense ......................................             5,262           3,660            1,278
     Net interest income ...................................             3,881           2,651            1,050
     Provision for loan losses .............................               480             368              330
     Non-interest income ...................................               385             253              111
     Non-interest expense ..................................             2,385           1,715            1,204
     Net income (loss) .....................................             1,018             517             (247)

PER SHARE DATA
     Net income (loss) - basic..............................              1.76             .91             (.43)
     Net income (loss) - diluted............................              1.75             .91             (.43)
     Cash dividends ........................................               -0-             -0-              -0-
     Shareholders' equity (book value) at period end........             14.58           10.22             9.44

CONSOLIDATED BALANCE SHEET DATA
     Loans .................................................            84,584          64,962           32,169
     Deposits ..............................................            95,348          81,148           42,128
     Average equity ........................................             6,392           5,503            5,321
     Average assets ........................................           103,261          72,346           27,265
         Total assets ......................................          $112,181         $93,154         $ 51,949

RATIOS
    Return on average assets ...............................               .98%            .71%            (.91)%
    Return on average equity ...............................              15.9            9.40            (4.64)
    Dividend payout ratio ..................................               -0-             -0-              -0-
    Average equity to average assets .......................              6.19            7.61            19.52
    Total risk-based capital ...............................              9.72           10.85            14.18
    Leverage ratio .........................................              6.22            6.96            10.32


ITEM 2.  PROPERTIES

         The Company's and the Bank's main office is located at 315 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The office building, which contains 9,780 square feet, and the land on which it is located, which is approximately 1.22 acres, are owned by the Bank. The building houses offices, operations, storage, and a lobby. The Bank has five indoor teller stations, a vault with safe deposit boxes and three drive-up teller lanes, two with pneumatic tubes. The Bank has two drive-up automatic teller machines ("ATM") which are on-line and part of the Cirrus ATM network. The first ATM island unit is located adjacent to the drive-up windows and pneumatic tubes. The second unit, installed in March, 1998, is located in a well-lighted, high traffic shopping plaza. The Bank has just completed a new expansion project for the Bank's mortgage department adding three new office spaces. The Bank is also constructing a second vault with safe deposit boxes to meet customer demand. The vault expansion should be completed and available for use by April 1, 1998. A new community room is currently under construction adjacent to the Bank's offices and should be available for use by April 1, 1998.

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


                                                                                    ESTIMATED PRICE RANGE
                                                                                          PER SHARE
                                                                                   ----------------------
                                                                                    HIGH             LOW
                                                                                   ------          ------
         1997:
         First Quarter.......................................................      $16.00          $16.00
         Second Quarter......................................................       18.50           18.00
         Third Quarter.......................................................       22.00           16.00
         Fourth Quarter......................................................       21.00           18.50

         1996:
         First Quarter.......................................................      $15.00          $14.00
         Second Quarter......................................................       13.50           10.00
         Third Quarter.......................................................       14.00            8.00
         Fourth Quarter......................................................       15.00           10.00


         At March 14, 1998, the Common Stock of the Company was held by approximately 707 shareholders of record. At such time, approximately 11 persons had not yet surrendered their certificates representing Gilmer County Bank common stock, which was automatically converted into Company Common Stock pursuant to the Reorganization.

DIVIDENDS

         The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. See "Supervision and Regulation--Dividends." In addition to regulatory restrictions on the Company's ability to pay dividends, the agreement relating to the Company's $1.5 million line of credit with Hardwick Bank & Trust Company (the "Credit Agreement") contains financial and other covenants, including covenants that restrict the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources" for information concerning restrictions in the Credit Agreement. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what the amount would be or whether such dividends would continue. Future dividend policy will depend on the Bank's earnings, capital position, financial condition and other factors. The Company has not paid any dividends to date.

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

EARNINGS SUMMARY

         The Company's net income of $1,017,766 for the 1997 fiscal year represents an increase of $501,030 over the Company's net income in 1996 of $516,736. The increase in net income relates to the growth in the Bank's deposit and loan base as well as an increase in the Bank's net interest margin and interest rate spread.

         Earnings per share increased to $1.76 ($1.75 on a fully diluted basis) in 1997 compared to a $0.91 per share net income in 1996. Return on average assets, which reflects the Bank's ability to utilize its assets, was .98% in 1997 compared with .71% in 1996. Return on average shareholders' equity increased from 9.4% in 1996 to 15.9% in 1997.

RESULTS OF OPERATIONS

         NET INTEREST INCOME

         Net interest income is the principal source of the Bank's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income was $3,880,715 in 1997, as compared to $2,651,070 in 1996, representing an increase of $1,229,645, or 46.4%. This increase was caused by the growth of the Bank's deposit base and loan portfolio as well as an increase in the Bank's interest rate spread and net interest margin.

         Interest earned on fees and loans increased from $5,205,131 in 1996 to $7,652,481 in 1997, an increase of $2,447,350 or approximately 47%. This increase was caused by the increase in the average loan portfolio balance from approximately $51,008,000 in 1996 to approximately $74,753,000 in 1997.

         Interest earned on taxable investment securities increased $182,580 (18.7%) from $977,917 in 1996 to $1,160,497 in 1997 while interest earned on nontaxable investment securities increased from $24,228 in 1996 to $170,274 in 1997. The increase in interest earned on nontaxable securities in 1997 is a result of an increase of approximately $2,812,000 (632%) in the average investment portfolio for such securities from 1996.

         The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1997 was 4.06%, compared with a net interest rate margin of 3.90% in 1996. This increase was due primarily to the growth of the Bank related specifically to an increase in interest-bearing assets as a percentage of interest-earning liabilities.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread for 1997 was 3.73% from earning assets as compared to a net interest spread of 3.49% in 1996.

         The following tabulation presents certain net interest income data without modification for assumed tax equivalency:



                                                                           YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                        1997          1996         1995
                                                                     ----------    ----------    --------
Rate earned on earning assets......................................     9.40%         9.22%        9.47%
Rate paid on borrowed funds........................................     5.67%         5.73%        6.16%
Interest rate spread...............................................     3.73%         3.49%        3.31%
Net yield on earning assets........................................     4.06%         3.90%        4.27%

         During 1997, interest on federal funds sold increased $55,695 (53.5%) from 1996. The increase in income from federal funds sold is the result of an increase in the average amount of federal funds sold from approximately $2,025,000 in 1996 to approximately $2,895,000 in 1997 and an increase in the average yield for such funds from 5.14% in 1996 to 5.53% in 1997.

         INTEREST EXPENSE

         Total interest expense increased $1,602,026 (43.8%), from $3,660,227 in 1996 to $5,262,253 in 1997. This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $59,043,000 in 1996 to approximately $86,281,000 in 1997 and a decrease in the average rate paid on deposits from 5.82% in 1996 to 5.69% in 1997. The effect of these changes increased the interest expense on interest-bearing deposits from $3,436,060 in 1996 to $4,911,266 in 1997.

         NONINTEREST INCOME

         Noninterest income for 1997 and 1996 totaled $384,831 and $252,946, respectively. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Bank's deposit base. Other noninterest income increased from $85,055 in 1996 to $161,086 in 1997, primarily due to an increase of approximately $39,562 in credit card fees earned by the Bank in 1997.

         NONINTEREST EXPENSES

         Noninterest expenses totaled $2,385,193 in 1997 and $1,715,372 in 1996. Salaries and benefits increased $261,464 (29.3%) to $1,154,456, which reflects the Bank's increased staffing to accommodate the growth in the Bank's loans and deposits. Furniture and equipment expenses increased $23,919 (18.9%) due to depreciation on equipment of $98,296 in 1997 ($8,070 over 1996) and repair and maintenance costs of $51,671 ($15,459 over 1996). Other operating expenses increased $377,501 (62.9%). Directors' fees increased $100,422 due to payments made by the Company in the first full year the Company paid directors' fees. The $73,411 increase in professional fees was primarily attributable to compliance with reporting requirements under the federal securities laws.

         The table below sets forth the Company's noninterest expenses for the periods indicated.


                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1997           1996              1995
                                                                        ----------     ----------        ---------

                                                                                 (AMOUNTS IN THOUSANDS)

Salaries and employee benefits.....................................     $    1,154     $      893        $    658
Occupancy expense..................................................             96             96              62
Furniture and equipment expense....................................            150            126              65
Director and committee fees........................................            119             19             -0-
Advertising........................................................            122             93              78
Checking account expense...........................................             33             29              22
Data processing....................................................             87             47              31
Insurance..........................................................             56             27              31
Postage............................................................             70             52              26
Professional and regulatory fees...................................            195            121              63
Supplies...........................................................            117            106              89
Correspondent bank charges.........................................             35              0               0
Investment security losses.........................................              6              0               0
Taxes and licenses.................................................             26             22              15
Other..............................................................            119             84              64
                                                                        ----------     ----------        --------
     Total.........................................................     $    2,385     $    1,715        $  1,204
                                                                        ==========     ==========        ========

         INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $382,587 (27.3%) for 1997 on pre-tax income of $1,400,353. The tax for 1996 was $303,908
(37%) on income of $820,644 and for 1995 was a benefit of ($126,952) (34%) on a loss of $373,644. The 1997 tax amount and rate is lower than the statutory federal tax rate of 34 percent primarily due to investment in loans and securities earning interest income that is exempt from Federal taxation. In 1997 the effective tax rate was 80.3 percent of the statutory federal tax rate compared to 108.8 percent in 1996. A more detailed explanation of income tax expense is included in the accompanying Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

         EARNING ASSETS

         The Bank's earning assets, which include deposits in other banks, federal funds sold, investment securities and loans, averaged $98,403,802 in 1997 or 95.3% of average total assets compared to $68,755,141 or 95% of average total assets in 1996. The mix of average earning assets comprised the following percentages:


                                                                            1997           1996
                                                                           ------         ------

Deposits in other banks............................................          -0-%           -0-%
Federal funds sold.................................................         2.94%          2.95%
Investment securities..............................................        21.10%         22.87%
Loans..............................................................        75.96%         74.18%

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

         LOANS

         Loans made up the largest component of the Bank's earning assets. At December 31, 1997, the Bank's total loans were $84,583,853 compared to $64,961,742 at the end of 1996. In 1997, average net loans represented 75.96% of average earning assets and 72.39% of average total assets, compared to 74.18% of average earning assets and 70.5% of average total assets in 1996. This was the result of an increase in loan demand in the Bank's market area, combined with an increase in the Bank's market share of loans in such area. As a result of the increase in loan growth, the ratio of total loans to total deposits increased from 80.1% in 1996 to 88.7% in 1997.

         INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

         The Bank has classified its investment securities as either available for sale or held to maturity, depending on whether the Bank has the intent and ability to hold such securities to maturity. At December 31, 1997, $15,144,585 of the Bank's investment securities were classified as available for sale, compared to $20,131,443 at year-end 1996. Securities classified as held to maturity were $4,181,021 at year-end 1997, as compared to $2,247,479 at year-end 1996.

          The composition of the Bank's investment securities portfolio reflects the Bank's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Bank's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the Bank's intention to hold such securities for the foreseeable future. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1997, gross investment securities sales were $10.0 million and maturities were $8.5 million, representing 48.2% and 41.0%, respectively, of the average portfolio for the year. Net losses associated with sales and maturities totaled $78. Gross unrealized gains in the portfolio amounted to $171,823 at year end 1997 and unrealized losses amounted to $29,090. In 1996, gross investment securities sales were $4.5 million and maturities were $4.53 million, representing 28.6% and 28.8%, respectively, of the average portfolio for the year. Gains associated with sales and maturities totaled $8,894 in 1996. Gross unrealized gains in the portfolio amounted to $66,391 at year end 1996 and unrealized losses amounted to $85,941.

         Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Bank's purchase of mortgage-backed securities during 1997 did not include securities with these characteristics. The recoverability of the Bank's investment in mortgage-backed securities is reviewed periodically, and if necessary, appropriate adjustments would be made to income for impaired values.

         Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold increased from $1,150,000 for 1996 to $1,828,000 for 1997. Average federal funds sold at December 31, 1997 was $2,895,106 or 2.9% of average earning assets, compared with approximately $2,025,246 or 2.9% of average earning assets for 1996. The increase of 43% in average federal funds sold from 1996 reflects an emphasis by management on profitability while maintaining an acceptable level of liquidity.

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

         DEPOSITS AND REPURCHASES

         The Bank's primary source of funds is derived from deposits of Bank customers. Average deposits increased 46.1% from approximately $59,043,000 in 1996 to approximately $86,281,215 in 1997. At December 31, 1997, total deposits were $95,347,946, of which $91,547,035 (96%) were interest-bearing and $3,800,911 (4.0%)
were noninterest-bearing. At year-end 1996, total deposits were $81,147,881, of which $77,683,071 (95.7%) were interest-bearing and $3,464,810 (4.3%) were noninterest-bearing. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Bank's intent to expand its consumer base in order to continue to fund asset growth.

         Securities sold under agreements to repurchase amounted to $4,228,129 at December 31, 1997. The weighted average maturity of the agreements was 90 days. The weighted average rate was 4.35 percent. Securities sold under agreements to repurchase averaged $4,471,499 during 1997. The maximum amount outstanding at any month end during 1997 was $4,693,265. The total of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements.

         SHAREHOLDERS' EQUITY

         Shareholders' equity increased $1,175,117 from December 31, 1996 to December 31, 1997, due in part to net earnings of $1,017,766 and the decrease in unrealized losses on securities available for sale totaling $9,773, net of deferred tax liability. The increase was also a result of the issuance of 24,287 shares of the Company's common stock to the Company's 401(k) plan at a price of $16.00 per share (total purchase price $388,592) in May 1997. The decrease in Shareholder's equity resulting from the purchase of Company stock by the Company on June 30, 1997 from a shareholder of the Company for a total purchase price of $252,000 (14,000 shares at $18.00 per share) was also a significant component of the change. On September 22, 1997 the Company repurchased 1,000 shares of its common stock from two shareholders of the Company (500 shares from each shareholder) at a purchase price of $22.00 per share.

         On February 26, 1998 the Company repurchased 7,000 shares of its common stock from one of the Company's directors at a price of $22.00 per share (total purchase price $154,000). On March 16, 1998, the Company issued 4,323 shares of the its common stock to the Company's 401(k) plan at a price of $22.50 per share (total purchase price of $97,267.50).

LIQUIDITY AND CAPITAL RESOURCES

         YEAR 2000

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. Management has initiated a Year 2000 project to prepare the Company's computer systems and applications for the Year 2000. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions. The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000, and has developed an implementation plan to resolve the issue. The Company believes that, since a majority of our equipment is less than three years old, the Year 2000 problem will not pose significant operational problems. The Company is not purchasing any new software products or engaging in any new contracts unless the products and counterparties are Year 2000 compliant. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. However, there can be no assurance that the systems of third parties upon which the Bank's business relies will be Year 2000 compliant on a timely basis. The failure of the Bank's computer system or applications or those operated by third parties could have a material adverse effect on the Company's results of operations and financial condition.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $16.4 million or 19.3% of the total loan portfolio at December 31, 1997 and investment securities maturing in one year or less equaled $1.56 million or 8.1% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 1997, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $2,000,000. This amount has subsequently been decreased to $1,000,000 due to the expiration of a federal funds purchase agreement with SouthTrust Bank. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta in 1997. (As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans.) The application was approved on April 17, 1997, and the Bank received a credit line of up to $8,000,000. The Bank has made four $1,000,000 draws from the available credit with the Federal Home Loan Bank. During 1997, draws were made on June 24, September 18, October 6 and December 19. A principal reduction payment of $50,000 was made on January 15, 1998. See Note 8 to the Notes to Consolidated Financial Statements herein.

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

         Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit ("the Credit Agreement") with Hardwick Bank & Trust Company ("Hardwick"). At December 31, 1996 the balance on the line of credit was $700,000. The Company subsequently drew down the remaining amount in January 1997. On May 22, 1997 the Company used a portion of the proceeds from the sale of Company stock to the Company's 401(k) plan to make a $300,000 principal payment on the line of credit. Subsequently, on May 30, 1997 the Company made a $300,000 draw from the line of credit to fund the repurchase of Company stock from a shareholder of the Company and for working capital needs. The Company made a draw of $300,000 on June 30,

1997. On October 29, 1997 the Company and Hardwick agreed to a modification of the Credit Agreement increasing the amount of credit available to the Company to $1.5 million. All other terms and conditions of the original agreement remain in full force and effect. Subsequently, the Company made an additional draw on the line of credit in the amount of $320,000. At December 31, 1997, the balance on the line of credit was $1,320,000. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank; (iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and (vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank ) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

         Federal Capital Standards. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $8.2 million at December 31, 1997. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-based capital and was $8.9 million at year-end 1997. The percentage ratios as calculated under FDICIA guidelines were 9.72 percent and
10.86 percent for Tier 1 and Total Risk-based capital, respectively, at year-end 1997. Both levels exceeded the minimum ratios of four percent and eight percent, respectively.

         Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Bank's shareholders' equity, minus goodwill, bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders' equity, minus all intangibles, divided by total assets minus all intangibles. At December 31, 1997, the Bank's leverage and intangible leverage ratios were 7.32% and 7.29%, respectively, exceeding the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors. Under federal capital guidelines, the Company's Tier 1 capital, Total capital and Leverage ratios were 8.23%, 9.37% and 6.22%, respectively.

         The Bank started several expansion projects in the fourth quarter of fiscal 1997, as discussed in "Item 2. Properties" herein. These expansion projects are being funded through current operations cash flow.




                  (Remainder of Page Intentionally Left Blank)

         The table below illustrates the Bank's regulatory capital ratios under federal guidelines at December 31, 1997 and 1996:

                             CAPITAL ADEQUACY RATIOS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                STATUTORY          -----------------------------
                                                                 MINIMUM              1997               1996
                                                              -------------        ---------          ----------

                                                                                       (AMOUNTS IN THOUSANDS)

Tier 1 Capital..........................................                           $   8,173          $   6,467
Tier 2 Capital..........................................                                 960                655
                                                                                   ---------          ----------
Total Qualifying Capital................................                           $   9,133          $   7,122
                                                                                   =========          ==========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures).........................                           $  84,074          $   65,667
                                                                                   =========          ==========
Tier 1 Risk-Based Capital Ratio.........................             4.0%               9.72%               9.36%
Total Risk-Based Capital Ratio..........................             8.0%              10.86%              10.31%
Leverage Ratio..........................................             4.0%               7.32%               6.96%
Tangible Leverage Ratio.................................             3.0%               7.29%               6.89%


         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of the Bank's operation. Accordingly, on March 3, 1997 the Bank became subject to a 6% primary capital ratio. At December 31, 1997, the capital ratio as calculated under the DBF standard was 8.07%. The Bank's capital ratio as calculated by the DBF was in compliance for the months ending January 31, 1998 and February 28, 1998.

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

                  (Remainder of Page Intentionally Left Blank)

         The following tables show interest sensitivity gaps for these different intervals as of December 31, 1997.

                       INTEREST RATE SENSITIVITY ANALYSIS



                                                0-30       31-90       91-365        1-5        OVER 5
                                                DAYS        DAYS        DAYS        YEARS        YEARS       TOTAL
                                             --------    ---------   ----------   ---------    ---------  ----------
                                                                     (AMOUNTS IN THOUSANDS)

Interest-earning assets (1)
  Loans...................................   $   9,762   $  19,788   $   28,625   $   26,345   $      64  $   84,584
  Investment Securities:
    Taxable...............................         -0-         -0-        1,559        7,596       5,990      15,145
    Tax-exempt............................         -0-         -0-          -0-          -0-       4,309       4,309
    Federal funds sold....................       1,828         -0-          -0-          -0-         -0-       1,828
                                             ---------   ---------   ----------    ---------   ---------  ----------
                                                11,590      19,788       30,184       33,941      10,363     105,866
                                             ---------   ---------   ----------    ---------   ---------  ----------
Interest-bearing liabilities (2)
  Demand deposits (3).....................       8,144       8,144        8,144          -0-         -0-      24,432
  Savings deposits (3)....................       6,915       6,915        6,914          -0-         -0-      20,744
  Time deposits...........................       5,131      10,263       19,896       11,081         -0-      46,371
  Other short-term borrowings (3).........       1,410       1,409        1,409          -0-         -0-       4,228
  Long-term debt..........................         -0-         -0-          -0-        2,056       3,264       5,320
                                             ---------   ---------   ----------    ---------   ---------  ----------
                                                21,600      26,731       36,363       13,137       3,264     101,095
                                             ---------   ---------   ----------    ---------   ---------  ----------

Interest sensitivity gap..................   $ (10,010)  $  (6,943)  $   (6,179)   $  20,804   $   7,099  $    4,771
                                             =========   =========   ==========    =========   =========  ==========

Cumulative interest sensitivity gap.......   $ (10,010)  $ (16,953)  $  (23,132)   $  (2,328)  $   4,771
                                             =========   ========    ==========    =========   =========
Ratio of interest-earning assets to
  interest-bearing liabilities............         .54         .74          .83         2.58        3.17
                                             =========   =========   ==========    =========   =========

Cumulative ratio..........................         .54         .65          .73          .98        1.05
                                             =========   =========   ==========    =========   =========
Ratio of cumulative gap to total interest-
  bearing assets..........................       (0.09)      (0.16)       (0.22)       (0.02)      0.05
                                             ==========  =========   ==========    =========   =========

---------------------------

(1)  Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits and other short term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment, the Bank's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of $10 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $23.1 million. During this one year time frame, 84% of all interest-bearing liabilities will reprice compared to 58% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher yielding securities presented in the table above have call features, which will result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income.

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

CONCLUSION

         The Bank has experienced continued growth since its opening in 1995. It has enjoyed continued increases in its customer base, as shown by the rapid increase in deposits and loans for the 1996 and 1997 fiscal years. While management remains optimistic about the prospects for continued growth and profitability, management does not anticipate that such growth will be at the level experienced during the Bank's initial three years of operation. No assurance can be given that the Bank will continue to grow and be profitable.

         The foregoing is a forward-looking statement which reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to those discussed in the section entitled "Cautionary Notice Regarding Forward-Looking Information" appearing at the beginning of this Report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "1998 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 11, 1998, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information appearing under the heading "Compensation of Executive Officers and Directors" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement is incorporated herein by reference.



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

              10.1         1997 Directors' Non-Qualified Stock Option Plan
                           (included as Exhibit 10.1 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1996 (File No. 000-21383) and
                           incorporated herein by reference).*

              10.2         1997 Employee Incentive Stock Incentive Plan
                           (included as Exhibit 10.2 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1996 (File No. 000-21383) and
                           incorporated herein by reference).*


                  10.3 Credit Agreement, dated as of November 25, 1996, between the Company and Hardwick Bank & Trust Company
                           (included as Exhibit 10.3 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1996 (File No. 000-21383) and
                           incorporated herein by reference).*

                  10.4     Adoption Agreement for the Appalachian Bancshares,
                           Inc. Section 401(k) Profit Sharing Plan(filed as
                           Exhibit 4.3(a) to the Company's Registration
                           Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

                  10.5     Georgia Bankers Association Master 401(k) Profit
                           Sharing Plan (filed as Exhibit 4.3(b) to the
                           Company's Registration Statement on Form S-8 (No.
                           333-27127) and incorporated herein by reference).

                  10.6     First Amendment to the Georgia Bankers Association
                           Master Section 401(k) Profit Sharing Plan (filed as
                           Exhibit 4.3(c) to the Company's Registration
                           Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

                  10.7     Form of Deferred Fee Agreement between Gilmer County
                           Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           June 30, 1997 (File No. 000-21383) and incorporated herein by reference).

                  10.8     First Modification of Credit Agreement, dated October
                           29, 1997, between the Company and Hardwick Bank &
                           Trust Company (included as Exhibit 10 to the
                           Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (File No. 000-21383) and incorporated herein by reference).

                  11       Statement re: Computation of Per Share Earnings

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Auditors

                  27       Financial Data Schedule

                  99 Information required by Form 11-K with respect to the Appalachian Bancshares, Inc. Section 401(k) profit
                           Sharing Plan will be filed as an amendment to this Form 10-KSB within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

                  * The referenced exhibit is a compensatory contract, plan or arrangement.

         (b) No reports on Form 8-K were filed by the Company during the period covered by this Report.

===============================================================================

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

In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that (i) transactions are authorized and recorded in accordance with established procedures, (ii) assets are safeguarded, and (iii) proper and reliable records are maintained.

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

The Board of Directors is responsible for insuring that both management and the independent certified public accountants fulfill their respective responsibilities with regard to the financial statements. The Audit Committee meets periodically with both management and the independent certified public accountants to assure that each is carrying out its responsibilities. The independent certified public accountants have full and free access to the Audit Committee and Board of Directors and may meet with them, with and without management being present, to discuss auditing and financial reporting matters.

===============================================================================

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              Page(s)
                                                                                              -------
Independent Auditors' Report.................................................................     F-3

Consolidated Statements of Financial Condition as of December 31, 1997 and 1996..............     F-4

Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995...........................................................     F-5

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997, 1996 and 1995...........................................................     F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995...........................................................     F-7

Notes to Consolidated Financial Statements...................................................     F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Appalachian Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /s/SCHAUER, TAYLOR, COX & EDWARDS, P.C.


Birmingham, Alabama
January 23, 1998

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                                                                              DECEMBER 31,
                                                                       1997                  1996
                                                                   -------------         ------------
ASSETS
     Cash ....................................................     $   1,040,359         $    866,211
     Due from banks ..........................................         2,343,174            1,658,182
     Federal funds sold ......................................         1,828,000            1,150,000

     Securities available for sale ...........................        15,544,585           20,131,443
     Securities held to maturity, estimated fair value
     of $4,308,947 and $2,277,884, respectively ..............         4,181,021            2,247,479

     Loans ...................................................        84,583,853           64,961,742
     Allowance for loan losses ...............................          (929,590)            (655,296)
                                                                   -------------         ------------
NET LOANS ....................................................        83,654,263           64,306,446

     Premises and equipment, net .............................         1,653,043            1,673,203
     Accrued interest ........................................           971,550              806,811
     Cash surrender value on life insurance ..................           585,615                  -0-
     Other assets ............................................           379,180              314,116
                                                                   -------------         ------------
TOTAL ASSETS .................................................     $ 112,180,790         $ 93,153,891
                                                                   =============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
       Noninterest-bearing ...................................     $   3,800,911         $  3,464,810
       Interest-bearing ......................................        91,547,035           77,683,071
                                                                   -------------         ------------
TOTAL DEPOSITS ...............................................        95,347,946           81,147,881
     Securities sold under agreements to repurchase ..........         4,228,129            5,283,972
     Accrued interest ........................................           188,230              154,461
     Long-term debt ..........................................         5,320,000              700,000
     Other liabilities .......................................           116,432               62,641
                                                                   -------------         ------------
TOTAL LIABILITIES ............................................       105,200,737           87,348,955
                                                                   -------------         ------------
SHAREHOLDERS' EQUITY
     Common stock, par value $5 per share,
     20,000,000 shares authorized, 592,287 and 568,000
     shares issued and outstanding, respectively .............         2,961,435            2,840,000
     Treasury stock, 15,000 shares at cost ...................          (274,000)                 -0-
     Capital surplus .........................................         3,096,486            2,829,314
     Accumulated earnings ....................................         1,186,359              168,593
     Unrealized gains (losses) on investment securities
     available for sale, net of deferred tax or tax benefit ..             9,773              (32,971)
                                                                   -------------         ------------

TOTAL SHAREHOLDERS' EQUITY ...................................         6,980,053            5,804,936
                                                                   -------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 112,180,790         $ 93,153,891
                                                                   =============         ============


                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

                                                                                FOR THE YEARS ENDED
                                                                                -------------------
                                                                    DEC 31, 1997     Dec 31, 1996      Dec 31,1995
                                                                    ------------     ------------      -----------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans ...............................       $ 7,652,481      $ 5,205,131      $ 1,654,502
    Interest on investment securities:
       Taxable securities ....................................         1,160,497          977,917          493,281
       Nontaxable securities .................................           170,274           24,228              -0-
    Interest on federal funds sold ...........................           159,716          104,021          180,420
                                                                     -----------      -----------      -----------
TOTAL REVENUE FROM EARNING ASSETS ............................         9,142,968        6,311,297        2,328,203
                                                                     -----------      -----------      -----------
INTEREST EXPENSE
    Interest on deposits .....................................         4,911,266        3,436,060        1,225,610
    Interest on federal funds purchased and
    securities sold under agreements to repurchase ...........           201,407          219,500           52,565
    Interest on notes payable ................................           149,580            4,667              -0-
                                                                     -----------      -----------      -----------
TOTAL INTEREST EXPENSE .......................................         5,262,253        3,660,227        1,278,175
                                                                     -----------      -----------      -----------

NET INTEREST INCOME ..........................................         3,880,715        2,651,070        1,050,028
    Provision for loan losses ................................           480,000          368,000          330,000
                                                                     -----------      -----------      -----------
NET INTEREST INCOME
    AFTER PROVISION FOR LOAN LOSSES ..........................         3,400,715        2,283,070          720,028

NONINTEREST INCOME
    Service charges on deposits ..............................           197,333          134,642           54,592
    Insurance commissions ....................................            20,655           24,355           19,410
    Other operating income ...................................           161,086           85,055           25,107
    Investment securities gains ..............................             5,757            8,894           11,417
                                                                     -----------      -----------      -----------
TOTAL NONINTEREST INCOME .....................................           384,831          252,946          110,526
                                                                     -----------      -----------      -----------
NONINTEREST EXPENSES
    Salaries and employee benefits ...........................         1,154,456          892,992          658,239
    Occupancy expense ........................................            97,267           96,165           61,578
    Furniture and equipment expense ..........................           150,358          126,439           64,820
    Other operating expenses .................................           977,277          599,776          419,581
    Investment securities losses .............................             5,835              -0-              -0-
                                                                     -----------      -----------      -----------
TOTAL NONINTEREST EXPENSES ...................................         2,385,193        1,715,372        1,204,218
                                                                     -----------      -----------      -----------

    Income (loss) before income taxes ........................         1,400,353          820,644         (373,664)
    Income tax (provision) benefit ...........................          (382,587)        (303,908)         126,952
                                                                     -----------      -----------      -----------

NET INCOME (LOSS) ............................................       $ 1,017,766      $   516,736      $  (246,712)
                                                                     ===========      ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTIVE
   NET INCOME (LOSS) PER COMMON SHARE
       Basic earnings per share ..............................       $      1.76      $       .91      $      (.43)
       Basic weighted average shares outstanding .............           577,495          568,000          568,000
       Diluted earnings per share.............................       $      1.75      $       .91      $      (.43)
       Diluted weighted average shares outstanding ...........           581,103          568,000          568,000

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

             For the Years Ending December 31, 1997, 1996 and 1995


                                                                                               UNREALIZED
                                       COMMON        TREASURY         CAPITAL     ACCUMULATED  GAINS (LOSSES)
                                       STOCK          STOCK          SURPLUS        DEFICIT    ON SECURITIES     TOTAL
                                  --------------  ------------    -------------   -----------    --------    -----------
Balance at January 1, 1995 .....  $   2,840,000   $        -0-    $   2,829,314   $  (101,431)   $ (5,995)   $ 5,561,888

Net Loss 1995 ..................            -0-            -0-              -0-      (246,712)        -0-       (246,712)

Net Change in Unrealized Gains
(Losses) on Securities .........            -0-            -0-              -0-           -0-      48,154         48,154
                                  -------------   ------------    -------------   -----------    --------    -----------

Balance at December 31, 1995 ...      2,840,000            -0-        2,829,314      (348,143)     42,159      5,363,330

Net Income 1996 ................            -0-            -0-              -0-       516,736         -0-        516,736

Net Change in Unrealized Gains
(Losses) on Securities .........            -0-            -0-              -0-           -0-     (75,130)       (75,130)
                                  -------------   ------------    -------------   -----------    --------    -----------

Balance at December 31, 1996 ...      2,840,000            -0-        2,829,314       168,593     (32,971)     5,804,936

Proceeds from sale of common
stock to 401(k) plan ...........        121,435            -0-          267,172           -0-         -0-        388,607

Purchase of Treasury Stock .....            -0-       (274,000)             -0-           -0-         -0-       (274,000)

Net Income 1997 ................            -0-            -0-              -0-     1,017,766         -0-      1,017,766

Net  Change in Unrealized Gains
(Losses) on Securities .........            -0-            -0-              -0-           -0-      42,744         42,744
                                  -------------   ------------    -------------   -----------    --------    -----------

Balance at December 31, 1997 ...  $   2,961,435   $   (274,000)   $   3,096,486   $ 1,186,359    $  9,773    $ 6,980,053
                                  =============   ============    =============   ===========    ========    ===========


                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  APPALACHIAN, BANCSHARES, INC. AND SUBSIDIARY



                                                                               FOR THE YEARS ENDED
                                                                               -------------------
                                                                   DEC 31, 1997    Dec 31, 1996    Dec 31, 1995
                                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net income (loss) ........................................     $  1,017,766    $    516,736    $   (246,712)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
    Provision for depreciation and amortization ..............          158,380         133,986          86,268
    Amortization of investment security premiums
       and accretion of discounts ............................            6,862          (6,366)        (31,214)
    Provision for loan losses ................................          480,000         368,000         330,000
    Deferred tax (benefit) ...................................          (73,426)         (8,622)       (126,952)
    Realized investment security (gains) losses net ..........               78          (8,894)        (11,417)
    Losses on disposition of foreclosed real estate ..........            3,927             -0-             -0-
    Increase in cash surrender value on life insurance .......          (17,215)            -0-             -0-
    Increase in accrued interest receivable ..................         (164,739)       (414,018)       (366,131)
    Increase in accrued interest payable .....................           33,769          59,109          95,352
    Other ....................................................           19,186         (28,100)        (11,660)
                                                                   ------------    ------------    ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $  1,464,588    $    611,831    $   (282,466)
                                                                   ------------    ------------    ------------
INVESTING ACTIVITIES:
    Proceeds from sales of securities available for sale .....        9,982,814       4,497,500       2,708,282
    Proceeds from maturity of securities available for sale...        8,513,974       4,531,902       3,400,000
    Proceeds from maturity of securities held to maturity ....          145,000             -0-             -0-
    Purchase of securities available for sale ................      (13,591,323)    (15,208,797)     (6,643,363)
    Purchase of securities held to maturity ..................       (1,939,327)     (2,247,479)     (9,474,574)
    Net increase in loans to customers .......................      (19,827,817)    (32,830,349)    (32,174,097)
    Capital expenditures .....................................         (121,199)       (118,918)       (864,569)
    Purchase of life insurance plan ..........................         (568,400)            -0-             -0-
    Purchase of Federal Home Loan Bank common stock ..........         (400,000)            -0-             -0-
                                                                   ------------    ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES .................      (17,806,278)    (41,376,141)    (43,048,321)
                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts,
       and savings accounts ..................................       11,384,300      16,452,274      21,127,653
    Net increase in certificates of deposit ..................        2,815,766      22,554,275      21,001,178
    Net increase (decrease) in securities sold
       under agreement to repurchase .........................       (1,055,843)        972,056       4,311,916
    Net increase in notes payable ............................        4,620,000         700,000             -0-
    Issuance of common stock .................................          388,607             -0-             -0-
    Purchase of treasury stock ...............................         (274,000)            -0-             -0-
                                                                   ------------    ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES .............       17,878,830      40,678,605      46,440,747
                                                                   ------------    ------------    ------------

Net increase in cash and cash equivalents ....................        1,537,140         (85,705)      3,109,960

Cash and cash equivalents at beginning of year ...............        3,674,393       3,760,098         650,138
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .....................     $  5,211,533    $  3,674,393    $  3,760,098
                                                                   ============    ============    ============


                 See notes to consolidated financial statements


                                                                     FOR THE YEARS ENDED
                                                                     --------------------
                                                           DEC 31, 1997   Dec 31, 1996   Dec 31, 1995
                                                           ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid during the year for:
   Interest .............................................   $5,228,484     $ 3,601,118    $1,182,823
   Income taxes .........................................      435,511         301,983           -0-

  Loans transferred to foreclosed real estate ...........      109,209          59,275           -0-

  Net increase (decrease) in unrealized gains and losses
   on securities available for sale .....................       64,762        (114,114)       72,960

  Proceeds from sales of foreclosed real estate financed
   through loans ........................................      105,282          54,170           -0-









                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). Prior to August 1996, Gilmer County Bank operated as an independent bank. The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, and operating as a bank holding company. On August 8, 1996 Gilmer County Bank became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a pooling of interests. Net income of the subsidiary has been included for all prior periods. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. References to the Company relating to the period prior to the consolidation on August 8, 1996, relate to Gilmer County Bank as an independent entity.

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

The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonable possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities: Debt securities are classified as held-to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held-to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to maturity are classified as available-for sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately net of tax, through a separate component of stockholders' equity. Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of individual held-to maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans: Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Loan origination and commitment fees, as well as certain origination costs, when material, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment: Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expended as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Other Real Estate Owned: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income Taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings per Common Share: Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. The following reconciles the weighted average number of shares outstanding:


                                                                                      1997      1996     1995
                                                                                    -------   -------   -------
Weighted average of common shares outstanding ............................          577,495   568,000   568,000
Effect of dilutive options ...............................................            3,608       -0-       -0-
                                                                                    -------   -------   -------
Weighted average of common shares outstanding effected for dilution ......          581,103   568,000   568,000
                                                                                    =======   =======   =======

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

Off Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $1 million.

Cash Flow Information: For purposes of the statements of cash flows, the company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Reclassifications: Certain amounts in 1996 and 1995 have been reclassifed to conform with the 1997 presentation.

Fair Values of Financial Instruments: Statement of Financial Accounting Standard No. 197, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalent: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets' fair values.

Investment securities (including trading account securities): Fair values for investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair values are based on quoted market prices of comparable instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Loans: For variable-rate loans that reprice frequently and with no significant change in credit-risk, fair values are based on carrying amounts. The fair values of other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers difference between current levels of interest rates and the committed rates.

Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets described above is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of impairment to be recognized it measured by the amount by which the carrying amount of the assets exceeds the fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation;" which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based nonemployee compensation. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Under the fair value based method, compensation is

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No, 25, "Accounting for Stock Issued to Employees." The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. SFAS No. 125 is to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996. This statement utilizes the financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management does not believe that adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial statements.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which simplifies previous standards for reporting earnings per share. Under FAS 128, earnings per share is stated on the income statement based on two separate measurements: basic and diluted. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Effective for years beginning after December 15, 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued by FASB which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's consolidated financial statements.

Effective for years beginning after December 15, 1997, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. Management does not believe that the adoption of SFAS 132 will have a material impact on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 1997 and 1996, the average amount of the required reserves was $635,000 and $466,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

The carrying amounts of investment securities as shown in the statement of financial condition of the Bank and their approximate fair values at December 31, 1997 and 1996 are presented below.


                                                                      Gross          Gross        Estimated
                                                      Amortized     Unrealized     Unrealized        Fair
AS OF DECEMBER 31, 1997:                                Cost          Gains          Losses         Value
-----------------------                              -----------   -----------     ----------    -----------
SECURITIES AVAILABLE FOR SALE
     U.S. GOVERNMENT AND AGENCY SECURITIES .......   $13,960,630   $    43,613     $    24,892   $13,979,351
     MORTGAGE BACKED SECURITIES ..................     1,169,148           -0-           3,914     1,165,234
     EQUITY SECURITIES ...........................       400,000           -0-             -0-       400,000
                                                     -----------   -----------     -----------   -----------
                                                     $15,529,778   $    43,613     $    28,806   $15,544,585
                                                     ===========   ===========     ===========   ===========
 SECURITIES HELD TO MATURITY
     STATE AND MUNICIPAL SECURITIES...............   $ 4,181,021   $   128,210     $       284   $ 4,308,947
                                                     ===========   ===========     ===========   ===========



                                                                      Gross          Gross        Estimated
                                                      Amortized     Unrealized     Unrealized        Fair
AS OF DECEMBER 31, 1996:                                Cost          Gains          Losses         Value
-----------------------                              -----------   -----------     ----------    ----------
Securities Available for Sale
      U.S. government and agency securities.......   $17,812,497   $    26,849   $    70,167   $17,769,179
      Mortgage backed securities .................     2,223,901         4,681        11,318     2,217,264
      State and municipal securities .............       145,000           -0-           -0-       145,000
                                                     -----------   -----------   -----------   -----------
                                                     $20,181,398   $    31,530   $    81,485   $20,131,443
                                                     ===========   ===========   ===========   ===========
Securities Held to Maturity
      State and municipal securities .............   $ 2,247,479   $    34,861   $     4,456   $ 2,277,884
                                                     ===========   ===========   ===========   ===========


At December 31, 1997, the Company's available-for-sale securities reflected net unrealized gains of $14,807 which resulted in an increase in stockholders' equity of $9,773, net of the deferred tax asset. At December 31, 1996, the Company's available-for-sale securities reflected net unrealized losses of $49,995, which resulted in a decrease in stockholders' equity of $32,971, net of deferred tax asset.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of investment securities at December 31, 1997 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                  Amortized     Estimated
                                                     Cost       Fair Value
                                                  -----------   ----------
AS OF DECEMBER 31, 1997:
-----------------------

SECURITIES AVAILABLE FOR SALE:
    DUE IN ONE YEAR OR LESS ...................   $ 1,560,332   $ 1,559,447
    DUE AFTER ONE YEAR THROUGH FIVE YEARS .....     7,571,275     7,595,453
    DUE AFTER FIVE YEARS THROUGH TEN YEARS ....     5,998,172     5,989,687
                                                  -----------   -----------
                                                  $15,129,779   $15,144,587
                                                  ===========   ===========

SECURITIES HELD TO MATURITY:
    DUE AFTER ONE YEAR THROUGH FIVE YEARS .....   $   511,621   $   512,750
    DUE AFTER FIVE THROUGH TEN YEARS ..........       429,761       446,886
    DUE AFTER TEN YEARS .......................     3,239,639     3,349,311
                                                  -----------   -----------
                                                  $ 4,181,021   $ 4,308,947
                                                  ===========   ===========


Gross realized gains and losses on the sale of investments in debt securities available for sale for each of the three years in the period ended December 31, 1997 were as follows:


                                                      1997           1996          1995
                                                  -----------    ----------     ----------
Gross realized gains..........................    $     5,757    $    5,626     $   11,417
Gross realized losses.........................          5,835           825            -0-


Net gains on the maturities of investment securities totalled $4,093 for 1996.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $6,606,000 and $7,197,000 at December 31, 1997 and 1996.

NOTE 4 - LOANS

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:


                                                1997                1996
                                            ------------       ------------
Commercial, financial and agricultural...   $ 16,535,602       $ 13,911,050
Real estate - construction ..............      5,118,961          4,811,413
Real estate - mortgage ..................     50,928,334         35,288,824
Consumer ................................     10,835,331          8,627,652
Other loans .............................      1,165,625          2,322,803
                                            ------------       ------------
                                              84,583,853         64,961,742
Allowance for loan losses ...............       (929,590)          (655,296)
                                            ------------       ------------

Net loans ...............................   $ 83,654,263       $ 64,306,446
                                            ============       ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 4 - LOANS - CONTINUED

As of December 31, 1997, there were no loans which the Company had specifically classified as impaired. Other nonaccrual loans at December 31, 1997 and 1996, amounted to approximately $15,000 and $57,000. For the year ended December 31, 1997 and 1996, the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the two years ended December 31 were as follows:


                                               1997          1996
                                             --------      ---------
Balance at beginning of year .............   $655,296      $324,599

Charge-offs ..............................    228,087        38,225
Recoveries ...............................     22,381           922
                                             --------      --------
Net charge-offs ..........................    205,706        37,303

Provision for loan losses ................    480,000       368,000
                                             --------      --------

Balance at end of year ...................   $929,590      $655,296
                                             ========      ========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:



                                        1997            1996
                                     ----------      ----------
Land ..............................  $  329,900      $  329,900
Construction in progress ..........      55,668             -0-
Buildings and improvements ........     908,730         883,084
Furniture .........................     623,169         602,434
Vehicles ..........................      48,134          48,134
                                     ----------      ----------
                                      1,965,601       1,863,552
Less allowance for depreciation ...     312,558         190,349
                                     ----------      ----------
                                     $1,653,043      $1,673,203
                                     ==========      ==========

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1997, 1996 and 1995, were $137,432, $118,219, and $72,129, respectively.

NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, were as follows:


                                                    1997              1996
                                                 -----------      -----------
Noninterest-bearing demand ..................    $ 3,800,911      $ 3,464,810
Interest-bearing demand .....................     24,431,854       19,691,248
Savings .....................................     20,743,964       14,436,370
Time ........................................     31,635,604       31,462,158
Certificates of deposit of $100,000 or more .     14,735,613       12,093,295
                                                 -----------      -----------
                                                 $95,347,946      $81,147,881
                                                 ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 7 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1997 are as follows:


                                           TIME
                                        CERTIFICATES
                                         OF DEPOSIT
                                        ------------
Three months or less .................  $  4,040,826
Over three through six months ........     2,313,291
Over six through twelve months .......     4,626,651
Over twelve months ...................     3,754,845
                                        ------------
                                        $ 14,735,613
                                        ============


NOTE 8 - LONG-TERM DEBT

At December 31, 1997 and 1996, the Company had notes payable totalling $5,320,000 and $700,000, respectively.

Long-term debt consists of the following at December 31:


                                                                                          1997           1996
                                                                                       ----------      --------
Note payable to another financial institution, interest, at prime, less 3/4 of a percentage point; principal is due in five equal annual installments
beginning January 1, 1999, unsecured.............................................      $1,320,000      $700,000

Note payable on $8 million line of credit at FHLB, with varying maturities; $1 million due December, 2004, $2 million due June and September, 2007,
interest rate varies from 6.18% to 6.77%, secured by stock in FHLB...............       4,000,000           -0-
                                                                                       ----------      --------
                                                                                       $5,320,000      $700,000
                                                                                       ==========      ========

Maturities of long-term debt following December 31, 1997 are as follows:



          1998......................................                  $      -0-
          1999......................................                     264,000
          2000......................................                     264,000
          2001......................................                     264,000
          2002......................................                   1,264,000
          Thereafter................................                   3,264,000
                                                                      ----------
                                                                      $5,320,000
                                                                      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 9 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase amounted to $4,228,129 and $5,283,972 as of December 31, 1997 and 1996 respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                     1997             1996
                                                  ----------       ----------
Average balance during the year ..............    $4,471,499       $4,487,562
Average interest rate during the year ........          4.50%            4.50%
Maximum month-end balance during the year ....    $4,693,265       $5,283,972


U.S. Government and agency securities underlying the agreements at year end


                                                     1997             1996
                                                  ----------       ----------
Carrying Value ............................       $4,200,765       $5,996,053
Estimated Fair Value ......................        4,185,437        5,938,749
Accrued interest ..........................              -0-           61,761

NOTE 10 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:


                                                          1997            1996           1995
                                                      ----------       ----------     ----------
Advertising ......................................    $  122,358       $   93,020     $   78,660
Checking account expense .........................        32,830           29,751         21,980
Correspondent bank charges .......................        34,648           27,953         11,794
Data processing ..................................        87,095           46,843         30,676
Director and committee fees ......................       119,322           18,900            -0-
Insurance ........................................        55,524           26,468         30,764
Other ............................................       119,036           56,048         52,024
Postage ..........................................        69,806           51,511         26,221
Professional fees ................................       194,513          121,102         62,657
Stationery and supplies ..........................       116,537          105,949         89,501
Taxes and licenses ...............................        25,608           22,231         15,304
                                                      ----------       ----------     ----------

    Total other operating expenses ...............    $  977,277       $  599,776     $  419,581
                                                      ==========       ==========     ==========


NOTE 11 - INCOME TAXES

Federal and state income taxes payable as of December 31, 1997 and 1996 included in other liabilities were as follows:


                              1997         1996
                           ----------   ----------
Current
Federal .................  $   25,049   $    9,547
State ...................       3,000          -0-
                           ----------   ----------
                           $   28,049   $    9,547
                           ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 11 - INCOME TAXES - CONTINUED

The components of the net deferred income tax asset included in other assets are as follows:


                                                                                 1997            1996
                                                                               ---------       ---------
Deferred tax asset:
  Federal ...............................................................      $ 266,289       $ 198,341

Deferred tax liability:
  Federal ...............................................................        (62,323)        (45,782)
                                                                               ---------       ---------
Net deferred income tax asset ...........................................      $ 203,966       $ 152,559
                                                                               =========       =========


The tax effects of each type of income and expense item that gave rise to deferred taxes are:


                                                                                  1997           1996
                                                                               ---------       ---------
Net unrealized (gains) losses on securities available for sale ..........      $  (5,034)      $  16,985
Depreciation ............................................................        (57,289)        (45,782)
Provision for loan losses ...............................................        253,064         159,138
Other ...................................................................         13,225          22,218
                                                                               ---------       ---------
                                                                               $ 203,966       $ 152,559
                                                                               =========       =========

The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated Statements of income and the tax effect of each are as follows:


                                                                                      1997            1996            1995
                                                                                    ---------       --------        ---------

Net operating loss carryover .................................................      $     -0-       $  71,542       $ (71,542)
Depreciation .................................................................          9,670          31,133          14,649
Provision for loan losses ....................................................        (93,260)       (100,756)        (72,902)
Other ........................................................................         10,164         (10,541)           2843
                                                                                    ---------       ---------       ---------
                                                                                    $ (73,426)      $  (8,622)      $(126,952)
                                                                                    =========       =========       =========

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 1997, 1996, 1995 of ($27), $3,024 and $3,882 respectively.

The components of income tax expense for the years 1997, 1996, and 1995 are as follows:


                                               1997            1996             1995
                                          -------------   -------------    -------------
Current Federal .......................   $     456,013   $     312,530    $         -0-
Deferred Federal ......................         (73,426)         (8,622)        (126,952)
                                          -------------   -------------    -------------
Income Tax Provision ..................   $     382,587   $     303,908    $    (126,952)
                                          =============   =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 11 - INCOME TAXES - CONTINUED

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 1997, 1996 and 1995.


                                            1997       1996       1995
                                          -------    -------     -------
Statutory federal income tax rate .....      34.0%       34.0%     34.0%

Effect on rate of:
     Tax-exempt securities ............      (4.1)       (1.0)      -0-
     Tax-exempt loans .................      (1.0)       (1.1)      -0-
     Interest expense disallowance ....       1.0          .4       -0-
     Other ............................      (2.6)        4.7       -0-
                                          -------    --------   -------

Effective income tax rate .............      27.3%       37.0%     34.0%
                                          =======    ========   =======

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in 1997 or 1996.

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1997 and 1996, the Company has issued standby letters of credit of approximately $385,000 and $56,000.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1997 and 1996, the Company had commitments outstanding to extend credit totaling approximately $11,049,000 and $6,410,000 respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 13 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. Additionally, there exists a substantial concentration of loans in the poultry industry. At December 31, 1997 there existed approximately $15.6 million of such loans outstanding. The commitments to extend credit relate primarily to unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounts to $929,000 and $332,000 at December 31, 1997 and 1996, respectively.

NOTE 14 - STOCK OPTION PLAN

On June 1, 1997 the Company issued a total of 143,000 options to purchase its common shares to its directors and executive officers. Each director received 11,000 shares, the Chief Financial Officer received 22,000 shares and the President recieved 33,000 shares. Each of the stock option agreements contained an option price of $16.00 per share, the market value of the shares at the time of issuance. The options vest on an equal incremental basis over a period of five years beginning June 1, 1998. No options were exercisable at December 31, 1997.

The following sets forth certain information regarding stock options for the year ended December 31, 1997.



                                                                          1997
                                                            --------------------------------
FIXED OPTIONS                                                                    WEIGHTED
-------------                                                                     AVERAGE
                                                              SHARES          EXERCISE PRICE
                                                            -------------     --------------
Outstanding at beginning of year .......................              -0-                -0-
Granted ................................................          143,000     $           16
Exercised ..............................................              -0-                -0-
Forfieted ..............................................              -0-                -0-
                                                            -------------     --------------
Outstanding at end of year .............................          143,000     $           16
                                                            =============     ==============


                                                               EXPIRATION       OPTIONS
                                                 NUMBER           DATE        EXERCISABLE
                                               ------------   -------------  --------------
Options with Exercise Price of $16.00........  $    143,000        06-01-08             -0-


In October 1995, the FASB issued Fiancial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS
123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options, accordingly, no compensation cost has been recognized by the Company. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plan been determined based on the fair value ("minimum value method") at the grant date for options under the plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 14 - STOCK OPTION PLAN - CONTINUED



                                           1997
                                       -------------
Net Income
   As reported ....................    $   1,017,766
   Pro forma ......................          679,930

Basic Earnings Per Share
   As reported ....................    $        1.76
   Pro forma ......................             1.18

Diluted Earnings Per Share
   As reported ....................    $        1.75
   Pro forma ......................             1.17


These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 3,608 greater than that used to calculate basic earnings per share for 1997. The dilutative effect on earnings per share for the year ended December 31, 1997 was $.01.

The Company's options outstanding have a weighted average contractual life of eight years. The weighted average fair value of options granted was $7.85 in 1997. The fair value of each grant is estimated using the minimum value method with the following assumptions used for grants in 1997: expected option life of 10 years; no expected volatility; and a risk free interest rate of 7.00%.

The effects of applying SFAS No. 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

NOTE 15 - SHAREHOLDERS' EQUITY

The Company raised $5,680,000 in capital as part of its initial offering in 1994, of which $2,840,000 was allocated to common stock and $2,840,000 was allocated to capital surplus. Legal, printing and other costs of issuance of stock amounting to $10,686, were applied against capital surplus.

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

As of December 31, 1997, the Company could declare dividends of approximately $508,000 without regulatory consent, subject to the Bank's compliance with regulatory capital restrictions. It is anticipated that any such dividend will be used for the payment of long term debt service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY


NOTE 15 - SHAREHOLDERS' EQUITY - CONTINUED

In 1997, the Company sold 24,287 shares of stock to its 401(k) plan for $388,607. Of this amount, $121,435 was allocated to common stock and $267,172 to capital surplus. The Company also purchased 15,000 shares of common stock for $274,000, which is reflected as treasury stock, at cost, in shareholder's equity.

The Company is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 1997 and December 31, 1996 exceeded the required amounts.

NOTE 16 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized well capitalized under the regulatory framework for prompt corrective action. To remain well capitalized the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company's actual capital amounts and ratios are also presented in the table.


                                                                                          To Be Well
                                                                                       Capitalized Under
                                                             For Capital               Prompt Corrective
                                       Actual             Adequacy Purposes:           Action Provisions:
                                       ------             ------------------           ------------------
                                 Amount      Ratio        Amount       Ratio          Amount         Ratio
                                 ------      -----        ------       -----          ------         -----
AS OF DECEMBER 31, 1997:                           (AMOUNTS IN THOUSANDS)
-----------------------
TOTAL CAPITAL
     (TO RISK-WEIGHTED ASSETS)   $9,133       10.9%      >$6,726        >8.0%        > $8,407        > 10.0%
TIER I CAPITAL
     (TO RISK-WEIGHTED ASSETS)    8,173        9.7%      > 3,363        >4.0%        >  5,044        >  6.0
TIER I CAPITAL
     (TO AVERAGE ASSETS)          8,173        7.6%      > 4,324        >4.0%        >  5,405        >  5.0

As of December 31, 1996:
-----------------------
Total Capital
     (to Risk-Weighted Assets)   $7,122       10.3%      >$5,447        >8.0%        > $6,909       >  10.0%
Tier I Capital
     (to Risk-Weighted Assets)    6,467        9.4%      > 2,723        >4.0%        >  4,085       >   6.0%
Tier I Capital
     (to Average Assets)          6,467        5.9%      > 2,894        >4.0%        >  3,283       >   5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 16 - REGULATORY MATTERS - CONTINUED

The Georgia Department of Banking and Finance also imposes capital requirements on the Bank. As a condition to its charter approval in 1994, the Bank undertook to maintain an 8% ratio of total capital to total assets. As of December 31, 1997, this ratio (as calculated by the DBF) was 8.07%.

NOTE 17 - EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the Board of Directors . In 1996, the plan was amended to allow employer and employee contributions to be made in the form of cash or Company stock. The Company made a discretionary cash contribution of approximately $102,000 to the plan in 1997 and $28,000 in 1996. No contributions were made by the Company in 1995.

NOTE 18 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 1997 and 1996. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection.


                             1997           1996
                         ------------   ------------
Beginning of year ...... $  4,802,580   $  4,385,960
New Loans ..............    1,197,734        537,949
Less: Payments .........    1,867,012        121,329
                         ------------   ------------
End of Year ............ $  4,133,302   $  4,802,580
                         ============   ============

Deposits: Deposits held from related parties were $918,848 and $569,006 at December 31, 1997 and 1996, respectively.

Other: The Company utilized the services of an accounting firm, of which a director is a partner, for internal review and various other accounting and tax services. Amounts paid were at a rate comparable to that which could have been obtained from unrelated parties.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities: For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables: For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Short-term Borrowings: The fair value of short-term borrowings, including securities sold under agreements to repurchase, is estimated to be approximately the same as the carrying amount.

Long-Term Debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments and letters of credit is estimated to be approximately the same as the notional amount of the related commitment.

The estimated fair values of the Company's financial instruments as of December 31 are as follows:


                                                               1997                  1996
                                                               ----                  ----
                                                       CARRYING     FAIR     CARRYING    FAIR
                                                        AMOUNT      VALUE     AMOUNT     VALUE
                                                        ------      -----     ------     -----
                                                          (in thousands)         (in thousands)
FINANCIAL ASSETS:
Cash and short-term investments .................       $  5,211   $  5,211   $  3,674  $  3,674
Investment securities ...........................         19,726     19,854     22,379    22,409
Loans ...........................................         84,584     84,683     64,962    65,108
Accrued interest receivable .....................            972        972        807       807
                                                        --------   --------   --------  --------
  TOTAL FINANCIAL ASSETS ........................       $110,493   $110,720   $ 91,822  $ 91,998
                                                        ========   ========   ========  ========
FINANCIAL LIABILITIES:
Deposits ........................................       $ 95,348   $ 95,479   $ 81,148  $ 81,263
Securities sold under agreements to repurchase...          4,228      4,228      5,284     5,284
Accrued interest payable ........................            188        188        154       154
Long-term debt ..................................          5,320      5,376        700       700
                                                        --------   --------   --------  --------
  TOTAL FINANCIAL LIABILITIES ...................       $105,084   $105,271   $ 87,286  $ 87,401
                                                        ========   ========   ========  ========
UNRECOGNIZED FINANCIAL INSTRUMENTS:
Commitments to extend credit ....................       $ 11,049   $ 11,049   $  6,410  $  6,410
Standby letters of credit .......................            385        385         56        56
                                                        --------   --------   --------  --------
  TOTAL UNRECOGNIZED FINANCIAL
    INSTRUMENTS .................................       $ 11,434   $ 11,434   $  6,466  $  6,466
                                                        ========   ========   ========  ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - CONDENSED PARENT INFORMATION

STATEMENT OF FINANCIAL CONDITION



                                                                                         DECEMBER 31,    DECEMBER 31,
                                                                                             1997            1996
                                                                                         -------------   -------------
Assets
     Cash and due from banks ..................................................          $      63,487   $         844
     Investment in subsidiary (equity method) eliminated upon consolidation....              8,215,672       6,479,620
     Intangibles, net .........................................................                 20,894          26,726
     Other assets .............................................................                      0           2,413
                                                                                         -------------   -------------
          Total Assets ........................................................          $   8,300,053   $   6,509,603
                                                                                         =============   =============
Liabilities and Shareholders' Equity
     Note payable .............................................................          $   1,320,000   $     700,000
     Other liabilities ........................................................                      0           4,667
                                                                                         -------------   -------------
          Total Liabilities ...................................................              1,320,000         704,667

          Total Shareholders' Equity ..........................................              6,980,053       5,804,936
                                                                                         -------------   -------------

          Total Liabilities and Shareholders' Equity ..........................          $   8,300,053   $   6,509,603
                                                                                         =============   =============

STATEMENT OF INCOME



                                                                                            YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                             1997               1996
                                                                                         -------------     -------------
Income
     Dividends from subsidiary - eliminated upon consolidation .................         $         -0-     $      30,000

Expenses
     Interest ..................................................................                78,517             4,667
     Other expenses ............................................................                15,525             2,430
                                                                                         -------------     -------------
                                                                                                94,042             7,097
                                                                                         -------------     -------------

Income before income taxes and equity in undistributed earnings of subsidiary...               (94,042)           22,903
Income tax benefits ............................................................               (30,913)           (2,413)
                                                                                         -------------     -------------

Income before equity in undistributed earnings of subsidiary ...................               (63,129)           25,316

Equity in undistributed earnings of subsidiary .................................             1,080,895           491,420
                                                                                         -------------     -------------

          Net Income ...........................................................         $   1,017,766     $     516,736
                                                                                         =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - CONDENSED PARENT INFORMATION - CONTINUED

STATEMENT OF CASH FLOWS


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                                1997              1996
                                                                                           -------------     -------------
Cash flows from operating activities:
     Net Income ........................................................................   $   1,017,766     $     516,736
     Adjustments to reconcile net income to net cash provided by operating activities
     Equity in undistributed income of subsidiary ......................................      (1,080,895)         (491,420)
     Provision for amortization ........................................................           5,832             2,430
     Increase in other assets ..........................................................             -0-           (31,569)
     Increase in other liabilities .....................................................          (4,667)            4,667
                                                                                           -------------     -------------
     Net cash provided by (used in) operating activities ...............................         (61,964)              844
                                                                                           -------------     -------------

Cash flows from financing activities:
     Proceeds from notes payable .......................................................         620,000           700,000
     Increase to investment in subsidiary ..............................................        (610,000)         (700,000)
     Proceeds from sale of common stock to 401(k) plan .................................         388,607               -0-
     Purchases of treasury stock .......................................................        (274,000)              -0-
                                                                                           -------------     -------------
     Net cash provided by financing activities .........................................         124,607               -0-
                                                                                           -------------     -------------

Net increase in cash and cash equivalents ..............................................          62,643               844
                                                                                           -------------     -------------

Cash and cash equivalents at beginning of year .........................................             844               -0-
                                                                                           -------------     -------------

Cash and cash equivalents at end of year ...............................................   $      63,847     $         844
                                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (received) during the year for:
     Interest ..........................................................................   $      83,184     $         -0-
     Income Taxes ......................................................................             -0-               -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPALACHIAN BANCSHARES, INC.


                                            By:/s/ Tracy R. Newton
                                               --------------------------------
                                               Tracy R. Newton, President


Date:          March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 /s/  Tracy R. Newton                                   Date: March 30, 1998
-----------------------------------------
Tracy R. Newton, President, Chief
 Executive Officer and Director
[Principal Executive Officer]


/s/  Kent W. Sanford                                    Date: March 30, 1998
-----------------------------------------
Kent W. Sanford, Executive Vice President,
 Chief Financial Officer and Chief Operating
 Officer
[Principal Financial and Accounting Officer]


/s/  Alan S. Dover                                      Date: March 30, 1998
-----------------------------------------
Alan S. Dover, Director


/s/  Charles A. Edmondson                               Date: March 30, 1998
-----------------------------------------
Charles A. Edmondson, Director


/s/  Roger E. Futch                                     Date: March 30, 1998
-----------------------------------------
Roger E. Futch, Director


/s/  Joseph C. Hensley                                  Date: March 30, 1998
-----------------------------------------
Joseph C. Hensley, Director


/s/  Frank E. Jones                                     Date: March 30, 1998
-----------------------------------------
Frank E. Jones, Director


/s/  J. Ronald Knight                                   Date: March 30, 1998
-----------------------------------------
J. Ronald Knight, Director


/s/  P. Joe Sisson                                      Date: March 30, 1998
-----------------------------------------
P. Joe Sisson, Director


/s/  Kenneth D. Warren                                  Date: March 30, 1998
-----------------------------------------
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

           10.1 1997 Directors' Non-Qualified Stock Option Plan (included as Exhibit 10.1 to the Company's Annual Report on Form
                      10-KSB for the fiscal year ended December 31, 1996 (File
                      No. 000-21383) and incorporated herein by reference).*

           10.2       1997 Employee Incentive Stock Incentive Plan (included as
                      Exhibit 10.2 to the Company's Annual Report on Form
                      10-KSB for the fiscal year ended December 31, 1996 (File
                      No. 000-21383) and incorporated herein by reference).*

           10.3 Credit Agreement, dated as of November 25, 1996, between the Company and Hardwick Bank & Trust Company (included as Exhibit 10.3 to the Company's Annual Report on Form
                      10-KSB for the fiscal year ended December 31, 1996 (File
                      No. 000-21383) and incorporated herein by reference).

           10.4       Adoption Agreement for the Appalachian Bancshares, Inc.
                      Section 401(k) Profit Sharing Plan (filed as Exhibit
                      4.3(a) to the Company's Registration Statement on Form
                      S-8 (No. 333-27127) and incorporated herein by reference).

           10.5       Georgia Bankers Association Master 401(k) Profit Sharing
                      Plan (filed as Exhibit 4.3(b) to the Company's
                      Registration Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

           10.6       First Amendment to the Georgia Bankers Association Master
                      Section 401(k) Profit Sharing Plan (filed as Exhibit
                      4.3(c) to the Company's Registration Statement on Form
                      S-8 (No. 333-27127) and incorporated herein by reference).

           10.7 Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company's
                      Quarterly Report on Form 10-QSB for the period ended June
                      30, 1997 (File No. 000-21383) and incorporated herein by reference).

           10.8       First Modification of Credit Agreement, dated October 29,
                      1997, between the Company and Hardwick Bank & Trust
                      Company (included as Exhibit 10 to the Company's
                      Quarterly Report on Form 10-QSB for the period ended
                      September 30, 1997 (File No. 000-21383) and incorporated herein by reference).

           11         Statement re: Computation of Per Share Earnings

           21         Subsidiaries of the Registrant


           23         Consent of Independent Auditors

           27         Financial Data Schedule (for SEC use only)

           99 Information required by Form 11-K with respect to the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan will be filed as an amendment to this Form 10-KSB within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

           * The referenced exhibit is a compensatory contract, plan or arrangement.