Form 10QSB
period 1998-03-31
APPALACHIAN BANCSHARES INC
filed 1998-05-15
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                     Outstanding at May 12, 1998
           -----                                     ---------------------------
Common Stock, $5.00 par value                                   1,149,220

Transitional Small Business Disclosure Format:   Yes [   ]      No [ X ]

                          APPALACHIAN BANCSHARES, INC.

                           March 31, 1998 Form 10-QSB


                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .   3

                  Consolidated Statement of Income . . . . . . . . . . . . . . .   4

                  Consolidated Statement of Comprehensive Income. . . . . . . .    5

                  Consolidated Statement of Cash Flows. . . . . . . . . . . . .    6

                  Notes to Consolidated Financial Statements. . . . . . . . . .    7


  Item 2.         Management's Discussion and Analysis or Plan of Operation. . .   8


PART II. OTHER INFORMATION

  Item 5.         Other Information. . . . . . . . . . . . . . . . . . . . . . .  15

  Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                         March 31, 1998        December 31,
ASSETS                                                                    (Unaudited)              1997
                                                                         --------------       -------------
Cash                                                                      $   1,098,703       $   1,040,359
Due from banks                                                                1,303,130           2,343,174
Federal funds sold                                                            5,120,000           1,828,000

Securities available for sale                                                17,124,684          15,144,585
Securities held to maturity (fair market value of $4,316,880 at
       March 31, 1998 and $4,308,947 at December 31, 1997)                    4,179,533           4,181,021

Loans                                                                        88,703,670          84,583,853
Allowance for loan losses                                                    (1,026,514)           (929,590)
                                                                          -------------       -------------
Net Loans                                                                    87,677,156          83,654,263
Premises and equipment, net                                                   1,819,719           1,653,043
Cash surrender value on life insurance                                          592,986             585,615
Accrued interest                                                              1,046,134             971,550
Other assets                                                                    409,031             779,180
                                                                          -------------       -------------
         TOTAL ASSETS                                                     $ 120,371,076       $ 112,180,790
                                                                          =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing                                                $   4,063,737       $   3,800,911
       Interest-bearing                                                      98,516,820          91,547,035
                                                                          -------------       -------------
       TOTAL DEPOSITS                                                       102,580,557          95,347,946

    Securities sold under agreements to repurchase                            4,112,508           4,228,129
    Accrued interest                                                            230,265             188,230
    Long-term debt                                                            5,820,000           5,320,000
    Other liabilities                                                           411,752             116,432
                                                                          -------------       -------------
       TOTAL LIABILITIES                                                    113,155,082         105,200,737
                                                                          -------------       -------------

SHAREHOLDERS' EQUITY:
   Common stock ($5.00 par value; 20,000,000 shares authorized,
       596,610 shares issued at March 31, 1998;
       592,287 shares issued at December 31, 1997)                            2,983,050           2,961,435
   Treasury Stock (22,000 shares at cost at March 31, 1998; 15,000
       shares at cost at December 31, 1997)                                    (428,000)           (274,000)
   Capital surplus                                                            3,172,139           3,096,486
   Retained earnings                                                          1,424,866           1,186,359
   Accumulated comprehensive income: unrealized gains on investment
       securities available for sale, net of tax                                 63,939               9,773
                                                                          -------------       -------------

         TOTAL SHAREHOLDERS' EQUITY                                           7,215,994           6,980,053
                                                                          -------------       -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 120,371,076       $ 112,180,790
                                                                          =============       =============

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                                    Three months ended March 31
                                                                    ---------------------------
                                                                        1998             1997
                                                                        ----             ----
REVENUE FROM EARNING ASSETS:
   Interest and fees on loans                                      $ 2,159,094       $ 1,784,545
   Interest on investment securities:
       Taxable securities                                              257,281           319,421
       Non-Taxable securities                                           53,846            31,978
   Interest on federal funds sold                                       44,152            34,438
                                                                   -----------       -----------
         TOTAL REVENUE FROM EARNING ASSETS                           2,514,373         2,170,382

INTEREST EXPENSE:
   Interest on deposits                                              1,320,817         1,142,388
   Interest on securities sold under agreements to repurchase           47,095            51,320
   Interest expense - other                                             96,327            17,392
                                                                   -----------       -----------
         TOTAL INTEREST EXPENSE                                      1,464,239         1,211,100

NET INTEREST INCOME                                                  1,050,134           959,282
   Provision for loan losses                                           110,000           140,000
                                                                   -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    940,134           819,282

NONINTEREST INCOME:
   Service charges on deposits                                          54,857            43,822
   Insurance commissions                                                 5,121             6,103
   Other operating income                                               48,550            31,239
   Investment securities gains                                               0             4,503
                                                                   -----------       -----------
         TOTAL NONINTEREST INCOME                                      108,528            85,667

NONINTEREST EXPENSES:
   Salaries and employee benefits                                      318,807           266,969
   Occupancy expense                                                    26,899            22,733
   Furniture and equipment expense                                      35,983            39,090
   Investment losses                                                       416                 0
   Other operating expenses                                            278,050           220,187
                                                                   -----------       -----------
         TOTAL NONINTEREST EXPENSES                                    660,155           548,979

Income before income taxes                                             388,507           355,970
Income tax provision                                                  (150,000)         (115,000)
                                                                   -----------       -----------
            NET INCOME                                             $   238,507       $   240,970
                                                                   ===========       ===========

EARNINGS PER COMMON SHARE -BASIC AND DILUTED
   Basic earnings per common share                                 $       .42       $       .42
   Basic weighted average shares outstanding                           576,841           568,000
   Diluted earnings per common share                               $       .39       $       .42
   Diluted weighted average shares outstanding                         613,422           568,000

 See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (unaudited)


                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                              1998              1997
                                                                              ----              ----
NET INCOME                                                                  $238,507          $240,970

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period                  81,654          (167,428)
  Less: reclassification adjustments for gains (losses) included
     in net income                                                               416            (4,503)
                                                                            --------          --------
                                                                              82,070          (171,931)
  Income tax expense related to items of other comprehensive income          (27,904)           58,458
                                                                            --------          --------

Other comprehensive income (loss)                                             54,166          (133,473)
                                                                            --------          --------

COMPREHENSIVE INCOME                                                        $292,673          $127,497
                                                                            ========          ========

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                       Three Months Ended March 31
                                                                      -----------------------------
                                                                          1998              1997
                                                                      -----------       -----------
OPERATING ACTIVITIES:
   Net income                                                         $   238,507       $   240,970
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                              110,000           140,000
   Provision for depreciation and amortization                             41,842            38,905
   Amortization of investment security premiums
       and accretion of discounts                                           2,677             1,645
   Deferred tax                                                                 0                 0
   Realized investment security (gains) losses                                416            (4,503)
   Increase in accrued interest receivable                                (74,584)         (114,555)
   Increase in accrued interest payable                                    42,035            36,767
   Increase in cash surrender value on life insurance                      (7,371)                0
   Other                                                                  232,314           157,615
                                                                      -----------       -----------
         NET CASH PROVIDED IN OPERATING ACTIVITIES                        585,836           496,844

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                 3,398,149         3,155,390
   Proceeds from maturity of securities available for sale                397,217           589,925
   Purchase of securities available for sale                           (5,295,000)       (3,508,075)
   Purchase of securities held to maturity                                      0          (503,162)
   Net increase in loans to customers                                  (4,132,893)       (5,559,318)
   Capital expenditures                                                  (203,267)          (18,232)
                                                                      -----------       -----------
         NET CASH USED IN INVESTING ACTIVITIES                         (5,835,794)       (5,843,472)

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
       and savings accounts                                             4,248,912         5,223,759
   Net increase in certificates of deposits                             2,983,699         1,469,788
   Net decrease in securities sold under agreement to repurchase         (115,621)       (1,082,528)
   Purchase of treasury stock                                            (154,000)                0
   Issuance of common stock                                                97,268                 0
   Net  proceeds from notes payable                                       500,000           300,000
                                                                      -----------       -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      7,560,258         5,911,019
                                                                      -----------       -----------

Net increase in cash and cash equivalents                               2,310,300           564,391

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,211,533         3,674,393
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 7,521,833       $ 4,238,784
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                       $ 1,422,204       $ 1,174,333
       Income taxes                                                             0                 0

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1998


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1997, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1998.

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

NOTE B - INCOME TAXES

         The effective tax rate of approximately 38 percent for the three months ended March 31, 1998 approximates the federal and state statutory rates less an adjustment for the effect of tax exempt securities.

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

         At March 31, 1998, the Company had net unrealized gains of $96,877 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in Shareholder's equity of $27,904, net of deferred tax liability. There were no trading securities. The net increase in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1997 to March 31, 1998 was $54,166.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry,
(iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment.

         This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of the March 31, 1998 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.


FINANCIAL CONDITION

MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997


LOANS

         Loans comprised the largest single category of the Company's earning assets on March 31, 1998. Loans, net of unearned income and reserve for loan losses, were 72.8 percent of total assets at March 31, 1998. Total net loans were $87,677,156 at March 31, 1998, representing a 4.8 percent increase from the December 31, 1997 total of $83,654,263. This increase reflects the continued increase in loan demand for the Bank's market area coupled with an increase in the Bank's market share for this area.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $5,270,611 or
24.9 percent from December 31, 1997 to March 31, 1998. Investment securities at March 31, 1998 were $21,304,217 compared with $19,325,606 at December 31, 1997, reflecting a 10.2 percent increase of $1,978,611. Federal funds sold were $5,120,000 at March 31, 1998 compared to the

December 31, 1997 total of $1,828,000, a 180.1 percent increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The increases are the result of Management's plan to improve the Company's liquidity position relative to the current size of the Company.


ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 33.21 to 6.96. Total nonperforming assets at March 31, 1998 were $147,500, which included two collateralized real estate loans aggregating $131,000. Nonperforming assets at December 31, 1997 were $28,000. The ratio of total nonperforming assets to total assets remained at 0.0012 and the ratio on nonperforming loans to total loans decreased slightly from 0.003 to
0.002 as compared to December 31, 1997. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


DEPOSITS

         Total deposits of $102,580,557 at March 31, 1998 increased $7,232,611 (7.6%) over total deposits of $95,347,946 at year-end 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $262,826 or 6.9 percent from year-end 1997 to March 31, 1998, and interest-bearing deposits increased $6,969,785 or 7.6% during the same period. Time deposits of $100,000 or more increased $2,188,433 (14.9%).


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $4,112,508 at March 31, 1998, a $115,621 decrease from the December 31, 1997 total of $4,228,129. The total of securities sold under agreements to repurchase is associated with the cash flow needs of our corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.


SHAREHOLDERS' EQUITY

         Shareholders' equity increased $235,941 from December 31, 1997 to March 31, 1998, due to net earnings of $238,507 and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $2,566, net of deferred tax liability.

         On February 26, 1998, the Company repurchased 7,000 shares of its Common Stock from one of the Company's directors at a price of $22.00 per share (total purchase price of

$154,000). On March 16, 1998 the Company issued 4,323 shares of its Common Stock to the Company's 401(k) plan at a price of $22.50 per share (total purchase price of $97,267.50).


LIQUIDITY MANAGEMENT

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $64.3 million or 72.5% of the total loan portfolio at March 31, 1998 and investment securities maturing in one year or less equaled $2.20 million or 10.6% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 1998, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $1,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta in 1997. (As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans.) The application was approved on April 17, 1997, and the Bank received an initial credit line of up to $8,000,000. This credit line was increased to $12,000,000 in March 1998. The balance on the line of credit at December 31, 1997 was $4,000,000. with the Federal Home Loan Bank. A principal reduction payment of $50,000 was made on January 15, 1998. The Bank made a $1,000,000 draw on the line of credit on January 15, 1998. The balance at March 31, 1998 was $4,950,000.



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

         Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit ("the Credit Agreement") with Hardwick Bank & Trust Company ("Hardwick"). At December 31, 1996 the balance on the line of credit was $700,000. The Company subsequently drew down the remaining amount in January 1997. On May 22, 1997 the Company used a portion of the proceeds from the sale of Company stock to the Company's 401(k) plan to make a $300,000 principal payment on the line of credit. Subsequently, on May 30, 1997 the Company made a $300,000 draw from the line of credit to fund the repurchase of Company stock from a shareholder of the Company and for working capital needs. The Company made a draw of $300,000 on June 30, 1997. On October 29, 1997 the Company and Hardwick agreed to a modification of the Credit Agreement increasing the amount of credit available to the Company to $1.5 million. All other terms and conditions of the original agreement remain in full force and effect. Subsequently, the Company made an additional draw on the line of credit in the amount of $320,000. At December 31, 1997, the balance on the line of credit was $1,320,000. A principal payment was made on March 23, 1998 of $450,000 leaving a balance at March 31, 1998 of $870,000. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank;
(iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and
(vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank ) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

         Federal Capital Standards. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $7.9 million at March 31, 1998. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-based capital and was $9.0 million at March 31, 1998. The percentage ratios as calculated under FDICIA guidelines were 9.0 percent and
10.2 percent for Tier 1 and Total Risk-based capital, respectively, at March 31, 1998. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. At March 31, 1998, the Bank's leverage ratio was 6.7 percent and its tangible leverage ratio was 6.6 percent, exceeding the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of the Bank's operation. Accordingly, on March 3, 1998 the Bank became subject to a 6% primary capital ratio. At March 31, 1998 the capital ratio as calculated under the DBF standard was 7.48%.

         In March 1998, the Bank paid a $500,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.

         The Bank started several expansion projects on the Bank's offices and a community center in the fourth quarter of 1997 and continuing into the first quarter of 1998. These expansion projects are being funded through current operations cash flow.

New Accounting Standards

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined therein, and its components in financial statements issued for the fiscal years beginning after December 15, 1997. Statement No. 130 requires the inclusion in comprehensive income of the change in certain previously recognized components of shareholders' equity. In compliance with Statement No. 130, the Company has included, as an additional financial statement, Consolidated Statements of Comprehensive Income for the periods ended March 31, 1998 and 1997. For the Company, this required the inclusion of unrealized gains (losses) on available for sale securities, net of taxes, arising during the respective periods. For the three months ended March 31, 1998, the change in unrealized gains (losses) on securities represented an increase in net income, as reported, of $54,166 (22.7%), net of tax. For the three months ended March 31, 1997, the change in unrealized gains (losses) on securities represented a decrease in net income, as reported, of $113,473 (47.1%), net of tax.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998


SUMMARY

         Net earnings for the three months ended March 31, 1998 were $238,507 compared to net earnings of $240,970 for the same period in 1997. The decrease in net earnings is partially attributable to an increase of the Company's tax burden due to the absence of loss carryforwards from prior years. Net interest income increased $120,852 (14.8%) during the first three months of 1998, as compared to the same period in 1997; noninterest expenses increased $111,176 (20.2%) during same period, while noninterest income increased by $22,861 (26.7%).


NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1998 increased $343,991 (15.9%) from the same period in 1997. This increase was due to the continued growth of earning assets which averaged $109.8 million for the three months ended March 31, 1998. Interest expense for the three months ended March 31, 1998 increased $253,139 or (20.9%) compared to the same period of 1997. Interest expense paid on deposit accounts increased $178,218. The remaining increase is attributed to interest expense on advances from the Federal Home Loan Bank.


PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $110,000 for the three months ended March 31, 1998 compared to $140,000 for the same period of 1997. Charge-offs exceeded recoveries by $17,484 for the three months ended March 31, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.16 percent at March 31, 1998 compared to 1.10 percent at year-end 1997.


NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 1998 was $108,528 compared to $85,677 for the same period of 1997. This increase was primarily due to an increase in service charges on deposit accounts of $11,035 in 1998 as compared to the same period of 1997, and increases in other operating income of $17,311. Significant components of noninterest income changed as follows: Service charges on deposits increased $11,035 (25.2%), insurance commissions decreased $982 (16.1%), and other operating income increased $17,311 (55.4%) to $48,550.

Earnings on cash surrender value of life insurance policies provided $8,410 of the increase to other operating income.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended March 31, 1998 were $660,155, reflecting a 20.2 percent increase over the same period of 1997. The primary components of noninterest expenses are salaries and employee benefits, which increased to $318,807 for the three months ended March 31, 1998, 19.4 percent higher than in the same period of 1997. The increase in salaries and employee benefits are due to increased staffing for the unusually high level of growth which has been experienced since the Bank's opening on March 3, 1995. Occupancy costs increased $4,166 (18.3%), and furniture and equipment expenses decreased by $3,107. Other operating expenses rose by 26.3 percent to $278,050. The increase in other operating expenses are largely the result of an increase in data processing fees of $20,800 and an expense of $8,500 due to the addition of the Bank's second ATM machine.


INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $150,000 for the three months ended March 31, 1998 increased $35,000 compared to the same period of 1997. This increase is primarily due to Georgia state taxes now applicable after all loss carryforwards were used in 1997.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         On February 26, 1998, the Company repurchased 7,000 shares of its Common Stock from one of the Company's directors at a price of $22.00 per share (total purchase price of $154,000). On March 16, 1998 the Company issued 4,323 shares of its Common Stock to the Company's 401(k) plan at a price of $22.50 per share (total purchase price of $97,267.50).

         In April 1998, the Company announced that its Board of Directors had authorized a two-for-one share split of its Common Stock to be effected in the form of a common stock dividend, payable on or about May 15, 1998 to shareholders of record as of the close of business on May 1, 1998.

         In May 1998, the Company purchased a 1,250 sq. ft. brick building near the Bank's existing facility for a purchase price of $155,000. The building is located on seven tenths of an acre and is currently leased by a local physician. The current use of the new property will provide additional parking for staff of the Company and the Bank. Future use of the building has not been determined at this time.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     11       Computation of Net Income Per Share

     27       Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1998

                                                  APPALACHIAN BANCSHARES, INC.


                                                      /s/ Tracy R. Newton
                                                  ------------------------------
                                                  Tracy R. Newton
                                                  President and CEO
                                                  (Duly authorized officer)


                                                      /s/ Kent W. Sanford
                                                  ------------------------------
                                                  Kent W. Sanford
                                                  Executive Vice President
                                                  (Principal financial officer)