Form 10KSB/A
period 1997-12-31
APPALACHIAN BANCSHARES INC
filed 1998-07-13
CIK 1019883

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
                                  ANNUAL REPORT

                              --------------------

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NO. 000-21383

                          APPALACHIAN BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)



            GEORGIA                                 58-2242407
    (State of Incorporation)            (I.R.S. Employer Identification Number)


     315 INDUSTRIAL BOULEVARD                            30540
           ELLIJAY, GEORGIA                           (Zip Code)
(Address of Principal Executive Offices)



                                 (706) 276-8000
                (Issuer's Telephone Number, Including Area Code)

                              --------------------


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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $9,527,799.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at June 30, 1998 was $10,748,850, based on a per share price of $12.50 (after giving effect to a 2 for 1 stock split), which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At June 30, 1998, there were 1,149,220 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
         No [X]

================================================================================

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1997, as set forth below:

         Item 13(a) of the above-referenced Form 10-KSB is amended to include as
         Exhibit 99 the information required by Form 11-K with respect to the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-KSB in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1997, in accordance with Rule 15d-21 under the Securities Exchange Act of 1934.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPALACHIAN BANCSHARES, INC.


                                          By:  /s/ Tracy R. Newton
                                               ------------------------------
                                                   Tracy R. Newton, President

Date:    July 13, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 /s/ Tracy R. Newton                                                   Date: July 13, 1998
-----------------------------------------------------
Tracy R. Newton, President, Chief
  Executive Officer and Director
[Principal Executive Officer]


 /s/ Kent W. Sanford                                                   Date: July 13, 1998
-----------------------------------------------------
Kent W. Sanford, Executive Vice President,
  Chief Financial Officer and Chief Operating Officer
[Principal Financial and Accounting Officer]



-----------------------------------------------------
Alan S. Dover, Director



-----------------------------------------------------
Charles A. Edmondson, Director

 /s/ Roger E. Futch                                                    Date: July 13, 1998
------------------------------------------------------
Roger E. Futch, Director



------------------------------------------------------
Joseph C. Hensley, Director


 /s/ Frank E. Jones                                                    Date: July 13, 1998
------------------------------------------------------
Frank E. Jones, Director


 /s/ J. Ronald Knight                                                  Date: July 13, 1998
------------------------------------------------------
J. Ronald Knight, Director


 /s/ P. Joe Sisson                                                     Date: July 13, 1998
------------------------------------------------------
P. Joe Sisson, Director


 /s/ Kenneth D. Warren                                                 Date: July 13, 1998
------------------------------------------------------
Kenneth D. Warren, Director

                                  AMENDMENT TO
                                   EXHIBIT 99


              Information Required by Form 11-K with Respect to the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan


(a)      The following financial statements for the Appalachian Bancshares, Inc.
         Section 401(k) Profit Sharing Plan for the fiscal year ended December 31, 1997:

         Independent Auditors' Report
         Statements of Net Assets Available for Benefits as of
                  December 31, 1997 and 1996;
         Statements of Changes in Net Assets
                  Available for Benefits for the Years
                  ended December 31, 1997, 1996 and 1995;
         Notes to Financial Statements;
         Schedule of Assets held for Investment; and Schedule of Reportable Transactions.

(b)      Exhibits:

         Consent of Independent Certified Public Accountants


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Administrative Committee of the Appalachian Bancshares, Inc.
Section 401(k) Profit Sharing Plan has caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   APPALACHIAN BANCSHARES, INC.
                                   SECTION 401(K) PROFIT SHARING PLAN


                                   By:  /s/ Kent W. Sanford
                                        ---------------------------------------
                                        Kent W. Sanford
                                        Executive Vice President, Chief
                                        Financial Officer and Member
                                        of Administrative Committee


Date: July 13, 1998

                          APPALACHIAN BANCSHARES, INC.
                                        SECTION 401(K)
                                   PROFIT SHARING PLAN









                                                            FINANCIAL STATEMENTS
                                                    YEAR ENDED DECEMBER 31, 1997

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                                        CONTENTS







       Independent Auditors' Report                                                                 2

       Financial Statements

           Statements of net assets available for benefits                                          3

           Statements of changes in net assets available for benefits                               4

           Notes to financial statements                                                          5-8

       Supplemental Schedules

           "Item 27a - Schedule of assets held for investment"                                     10

           "Item 27d - Schedule of reportable transactions"                                        11

                      [BRICKER & MELTON, P.A. LETTERHEAD]

                          CERTIFIED PUBLIC ACCOUNTANTS
                             3700 CRESTWOOD PARKWAY
                                    SUITE 590
                              DULUTH, GEORGIA 30136
                                 (770) 717-1175






INDEPENDENT AUDITORS' REPORT



Appalachian Bancshares, Inc.
   Section 401(k) Profit Sharing Plan
Ellijay, Georgia


We have audited the accompanying statement of net assets available for benefits of Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan (the "Plan") as of December 31, 1997, and the related statement of changes in net assets available for benefits for the year ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997, and the changes in net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules of the Plan are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employment Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /s/ Bricker & Melton, P.A.
                                             --------------------------
                                             BRICKER & MELTON, P.A.

Duluth, Georgia
June 20, 1998




                               FAX (770) 717-8354
           MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                              SEC PRACTICE SECTION

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS




============================================================================================
December 31,                                                        1997                1996
                                                                                  (unaudited)
--------------------------------------------------------------------------------------------
 SSETS
   Investments, at fair value:
     Common stocks:
       Appalachian Bancshares, Inc. common stock*                    $643,725       $     --
     Mutual funds                                                     110,712        438,101
   Cash and money market                                               42,601             --
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          797,038        438,101

LIABILITIES                                                                --             --
--------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR BENEFITS                                    $797,038       $438,101
============================================================================================

See accompanying independent auditors' report and notes to financial statements.
                                                              *Party-in-Interest

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                      STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


=========================================================================================================================
Years ended December 31,                                                            1997            1996           1995
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)     (Unaudited)
ADDITIONS TO NET ASSETS ATTRIBUTED TO
Investment income:
   Net appreciation in fair value of investments:
     Common stocks:
       Appalachian Bancshares, Inc.*                                                $158,717       $     --       $    --
     Mutual funds                                                                     15,230         23,727         1,328
Interest                                                                               3,028            743            92
Contributions:
   Employer                                                                          101,939         36,694            --
   Employee                                                                           57,565         46,888        29,079
   Employee rollover                                                                  30,690        303,096            --
-------------------------------------------------------------------------------------------------------------------------

Total additions                                                                      367,169        411,148        30,499
-------------------------------------------------------------------------------------------------------------------------

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO
Benefits paid to participants                                                          6,214          3,546            --
Other distributions to participants                                                    2,018             --            --
-------------------------------------------------------------------------------------------------------------------------

Total deductions                                                                       8,232          3,546            --
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE                                                                         358,937        407,602        30,499

NET ASSETS AVAILABLE FOR BENEFITS, beginning of year                                 438,101         30,499            --
-------------------------------------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR BENEFITS, end of year                                      $797,038       $438,101       $30,499
=========================================================================================================================

See accompanying independent auditors' report and notes to financial statements.
                                                              *Party-in-Interest

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================



1.   DESCRIPTION           The following brief description of the Appalachian
     OF PLAN               Bancshares, Inc. Section  401(k) Profit Sharing Plan
                           (the "Plan") provides only general information.
                           Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

                           a. General - The Gilmer County Bank's Board of Directors authorized the adoption of the Georgia Bankers Association's Master Section 401(k) Profit Sharing Plan and Trust Adoption Agreement as the Gilmer County Bank's 401(k) plan effective January 1, 1995. The Gilmer County Bank Section 401(k) Profit Sharing Plan was amended on April 22, 1997. Appalachian Bancshares, Inc. became the adopting company and sponsor of the Plan, entitled "Appalachian Bancshares, Inc.
                                    Section 401(k) Profit Sharing Plan." The
                                    Georgia Bankers Association administers the trust and provides actuarial services to the Plan through third-party contracts. SouthTrust Asset Management Company is the trustee of the Plan's assets. This Plan is a defined contribution plan covering all full-time employees of Appalachian Bancshares, Inc. (the "Company") who have one year of service and are age twenty-one or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

                           b. Contributions - Each year, participants may contribute up to 16 percent of pretax annual compensation as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Additional amounts may be contributed at the option of the Company's board of directors. Employer contributions are invested in Appalachian Bancshares, Inc. common stock. Contributions are also subject to certain other limitations.

                           c. Participant Accounts - Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contribution and (b) Plan earnings. Allocations are based on participant earnings, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

                           d. Vesting - Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their account plus actual earnings thereon is based on the following schedule:

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                                    Years of
                                    Credited                       Percent
                                    Service                         Vested
                                    ---------------------------------------

                                    Less than 3                        0%
                                    3                                 20%
                                    4                                 40%
                                    5                                 60%
                                    6                                 80%
                                    7 or more                        100%


                           e. Investment Options - Upon enrollment in the Plan, a participant may direct employee contributions in any of six investment options.

                                    (1)      Current Income - This portfolio
                                             consists primarily of short- and
                                             intermediate-term bond funds. These
                                             investments generally earn more
                                             income than money market
                                             instruments or certificates of
                                             deposit, but they also experience
                                             greater price volatility.

                                    (2)      Capital Preservation - This
                                             portfolio's primary goal is to
                                             safeguard principal, or the amount
                                             of money invested. To do so, it
                                             invests primarily in government and
                                             corporate bond funds for income
                                             with relative stability in the
                                             price of fund shares. This
                                             portfolio also contains a small
                                             stock component which provides some
                                             potential for growth.

                                    (3)      Moderate Growth - This portfolio
                                             consists of a balanced mix of stock
                                             and bond funds for a
                                             well-diversified approach in
                                             seeking moderate growth of its
                                             assets. The strong commitment to
                                             bond funds provides some current
                                             income potential and helps
                                             stabilize the portfolio from large
                                             swings in value.

                                    (4)      Wealth Building - This portfolio
                                             invests in a diversified mix of
                                             stock and bond funds in an attempt
                                             to build wealth and protect against
                                             inflation over the long run.

                                    (5)      Aggressive Appreciation - This
                                             portfolio invests exclusively in
                                             stock funds. Stocks have more
                                             frequent price changes than other
                                             securities and, along with the
                                             opportunity for significant gains,
                                             the highest degree of risk.

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                                    (6)      Appalachian Bancshares, Inc. Common
                                             Stock - This consists of investment
                                             in common stock of the Company, a
                                             party in interest.

                                    Participants may change their investment options semiannually.

                           f. Payment of Benefits - Upon termination of service due to death, disability or retirement, a participant may elect to receive a lump sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a period elected by the participant. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution.

                           g. Forfeitures - Forfeitures shall be allocated to eligible participants' accounts pursuant to the master plan.

2.   SUMMARY OF            BASIS OF ACCOUNTING
     ACCOUNTING POLICIES

                           The financial statements of the Plan are prepared under the accrual method of accounting.

                           USE OF ESTIMATES

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           INVESTMENT VALUATION AND INCOME RECOGNITION

                           The Plan's investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The Company's stock is valued at its most recent market price, as determined by a third-party valuation.

                           Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                           PAYMENTS OF BENEFITS

                           Benefit distributions to participants are recorded when paid.


3. INVESTMENTS             Investment activity is summarized as follows:



                                                    Reliance       Reliance      Reliance     Reliance
                                                     Trust          Trust          Trust        Trust       Appalachian
                                                    Company        Company        Company      Company      Bancshares,
                                                    Current        Moderate        Wealth     Aggressive       Inc.
                                                     Income         Growth        Building    Appreciation   Common
                                                      Fund           Fund          Fund          Fund         Stock*       Total
                           --------------------------------------------------------------------------------------------------------
                           Market value,            $  20,470      $ 108,388     $ 305,346     $ 3,897      $     --     $ 438,101
                              December 31, 1996

                           Net investment
                            income, unrealized
                            Gains and losses,
                            forfeitures                   693          5,575        11,250         132       158,478       176,128

                           Contributions,
                            net of withdrawals           (175)           317        42,338         880        96,848       140,208


                           Interfund transfers        (20,102)      (100,652)     (262,898)      4,747       388,399            --
                           --------------------------------------------------------------------------------------------------------

                           Market value,
                             December 31, 1997      $     886      $  13,628     $  96,036     $   162      $643,725     $ 754,437
                           ========================================================================================================

                                                              *Party-in-Interest


4.   PLAN TERMINATION      Although it has not expressed any intent to do so,
     PROVISIONS            the Company has the  right under the Plan to
                           discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants become 100 percent vested in their accounts.


5.   TAX STATUS            The Internal Revenue Service has determined and
                           informed the Company by a letter dated August 27, 1996, that the Plan and related trust are designed in accordance with applicable sections of the Internal
                           Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

                             SUPPLEMENTAL SCHEDULES

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                             "ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT"
                                                               DECEMBER 31, 1997



==========================================================================================================================
                             (b)                                                                                 (e)
                         Identity of                             (c)                           (d)             Current
      (a)                  Issuer                     Description of Investment                Cost             Value
-------------------------------------------------------------------------------------------------------------------------
                        Reliance Trust        7.16 shares of Reliance Trust Company
                        Company               Current Income Fund                           $      622         $      886

                        Reliance Trust        91.02 shares of Reliance Trust Company
                        Company               Moderate Growth Fund                              12,263             13,628

                        Reliance Trust        597.12 shares of Reliance Trust Company
                        Company               Wealth Building Fund                              92,790             96,036

                        Reliance Trust        .94 shares of Reliance Trust Company
                        Company               Aggressive Appreciation                              127                162

       *                Appalachian           28,610 shares of Appalachian Bancshares,
                        Bancshares, Inc.      Inc. common stock
                        Common Stock                                                           485,860            643,725
-------------------------------------------------------------------------------------------------------------------------

                                                                                            $  591,662         $  754,437
==========================================================================================================================

The above information has been certified by the Trustee as being complete and accurate.
                                                              *Party-in-interest

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                "ITEM 27B - SCHEDULE OF REPORTABLE TRANSACTIONS"
                                                    YEAR ENDED DECEMBER 31, 1997




==================================================================================================================================
                                                                                                       (h)              (i)
      (a)                                           (c)              (d)             (g)            Value at             Net
  Identity of                (b)                 Purchase          Selling         Cost of         Transaction          Gain
     Issuer          Description of Asset          Price            Price           Asset             Date            or (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Reliance          Purchases and sales of
  Trust             GBA Moderate Growth
  Company           Portfolio                     $  77,371        $  84,597        $  83,017       $  84,597           $1,580

Reliance          Purchases and sales of
  Trust             GBA Wealth Building
  Company           Portfolio                       266,667          291,795          285,937         291,795            5,858

Reliance          Purchases and sales of
  Trust             GBA Moderate Growth
  Company           Portfolio                        13,799           14,497           14,381          14,497              116

Appalachian       Purchase of Appalachian
  Bancshares,       Bancshares, Inc.
  Inc.*             common stock                    485,860               --          485,860         485,860               --

==================================================================================================================================

The above investment activity information has been certified by the Trustee as being complete and accurate.
                                                              *Party-in-Interest

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         We consent to the incorporation by reference in the Appalachian Bancshares, Inc. Annual Report on Form 10-KSB of our report dated June 20, 1998 with respect to the consolidated financial statements and schedules of the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan.

         We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-27127) pertaining to the Appalachian Bancshares, Inc. 1997 Directors' Non-Qualified Stock Option Plan, 1997 Employee Stock Incentive Plan and Section 401(k) Profit Sharing Plan, of our report dated June 20, 1998, with respect to the consolidated financial statements and schedules of the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan included in this Amendment No. 1 to the Appalachian Bancshares, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997.


                                                 /s/ Bricker & Melton, P.A.
                                                 --------------------------
                                                 BRICKER & MELTON, P.A.
Duluth, Georgia
July 10, 1998