Form 10QSB
period 1998-06-30
APPALACHIAN BANCSHARES INC
filed 1998-08-11
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1998

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


                              829 Industrial Blvd.
                             Ellijay, Georgia 30540
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                            Outstanding at August 10, 1998
           -----                            ------------------------------
Common Stock, $5.00 par value                          1,149,220


Transitional Small Business Disclosure Format:    Yes [ ]      No [X]

                          APPALACHIAN BANCSHARES, INC.

                            June 30, 1998 Form 10-QSB


                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet .............................      3

          Consolidated Statement of Income .......................      4

          Consolidated Statement of Comprehensive Income .........      5

          Consolidated Statement of Cash Flows ...................      6

          Notes to Consolidated Financial Statements .............      7

  Item 2. Management's Discussion and Analysis or Plan
          of Operation............................................      8


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders ....     16

  Item 5. Other Information ......................................     16

  Item 6. Exhibits and Reports on Form 8-K .......................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS   APPALACHIAN BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                        June 30, 1998      December 31,
ASSETS                                                   (Unaudited)           1997
                                                        -------------     --------------
Cash                                                    $   1,238,239      $   1,040,359
Due from banks                                              3,276,456          2,343,174
Federal funds sold                                          5,192,354          1,828,000

Securities available for sale                              14,759,721         15,144,585
Securities held to maturity (fair market
   value $6,701,958 at June 30, 1998 and
   $4,308,947 at December 31, 1997)                         6,574,723          4,181,021

Loans                                                      92,150,477         84,583,853
Allowance for loan losses                                  (1,053,440)          (929,590)
                                                        -------------      -------------
Net Loans                                                  91,097,037         83,654,263
Premises and equipment, net                                 1,984,680          1,653,043
Cash surrender value on life insurance                        600,586            585,615
Accrued interest                                            1,032,965            971,550
Other assets                                                  579,437            779,180
                                                        -------------      -------------
         TOTAL ASSETS                                   $ 126,336,198      $ 112,180,790
                                                        =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Noninterest-bearing                              $   4,453,638      $   3,800,911
       Interest-bearing                                   104,847,495         91,547,035
                                                        -------------      -------------
         TOTAL DEPOSITS                                   109,301,133         95,347,946

    Securities sold under agreements
       to repurchase                                        3,442,130          4,228,129
    Accrued interest                                          201,326            188,230
    Long-term debt                                          5,698,571          5,320,000
    Other liabilities                                         268,910            116,432
                                                        -------------      -------------
       TOTAL LIABILITIES                                  118,912,070        105,200,737
                                                        -------------      -------------

SHAREHOLDERS' EQUITY:
    Common stock ($5.00 par value; 20,000,000 shares
       authorized, 1,193,220 and 1,184,574 shares
       issued at June 30, 1998 and December 31, 1997,
       respectively)                                       5,966,100          5,922,870
    Treasury Stock (44,000 shares at cost at
       June 30, 1998; 30,000 shares at cost at
       December 31, 1997)                                    (428,000)          (274,000)
    Capital surplus                                           189,089            135,051
    Retained earnings                                       1,717,975          1,186,359
    Accumulated comprehensive income:
       unrealized gains on investment
       securities available for sale, net of tax              (21,036)             9,773
                                                        -------------      -------------

         TOTAL SHAREHOLDERS' EQUITY                         7,424,128          6,980,053
                                                        -------------      -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 126,336,198      $ 112,180,790
                                                        =============      =============

                          APPALACHIAN BANCSHARES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30                          June 30
                                                         ---------------------------     ---------------------------
                                                            1998            1997             1998            1997
                                                         -----------     -----------     -----------     -----------

REVENUE FROM EARNING ASSETS:
   Interest and fees on loans                            $ 2,265,318     $ 1,798,044     $ 4,424,412     $ 3,582,589
   Interest on investment securities:
       Taxable securities                                    302,291         303,232         559,572         622,653
       Nontaxable securities                                  55,382          36,219         109,228          68,197
   Interest on federal funds sold                             54,077          37,724          98,229          72,162
                                                         -----------     -----------     -----------     -----------
         TOTAL REVENUE FROM EARNING ASSETS                 2,677,068       2,175,219       5,191,441       4,345,601

INTEREST EXPENSE:
   Interest on deposits                                    1,442,869       1,209,218       2,763,686       2,351,606
   Interest on federal funds purchased and
       securities sold under agreements to repurchase         42,223          49,535          89,318         100,855
   Interest expense - long term debt                          96,358          18,515         192,685          35,907
                                                         -----------     -----------     -----------     -----------
         TOTAL INTEREST EXPENSE                            1,581,450       1,277,268       3,045,689       2,488,368

NET INTEREST INCOME:                                       1,095,618         897,951       2,145,752       1,857,233
   Provision for loan losses                                  70,000          75,000         180,000         215,000
                                                         -----------     -----------     -----------     -----------

   AFTER PROVISION FOR LOAN LOSSES                         1,025,618         822,951       1,965,752       1,642,233

NONINTEREST INCOME:
   Service charges on deposits                                56,088          50,865         110,945          94,687
   Insurance commissions                                       4,380           6,042           9,501          12,145
   Other operating income                                     64,377          48,105         112,927          79,343
   Investment securities gains (losses)                       14,475          (5,138)         14,475            (636)
                                                         -----------     -----------     -----------     -----------
         TOTAL NONINTEREST INCOME                            139,320          99,874         247,848         185,539

NONINTEREST EXPENSES:
   Salaries and employee benefits                            347,778         280,318         666,585         547,287
   Occupancy expense                                          38,216          23,593          65,115          46,326
   Furniture and equipment expense                            51,240          39,781          87,223          78,871
   Other operating expenses                                  304,596         255,979         583,062         476,165
                                                         -----------     -----------     -----------     -----------
         TOTAL NONINTEREST EXPENSES                          741,830         599,671       1,401,985       1,148,649

Income before income taxes                                   423,108         323,154         811,615         679,123
Income tax provision                                        (130,000)       (100,000)       (280,000)       (215,000)
                                                         -----------     -----------     -----------     -----------
         NET INCOME                                      $   293,108     $   223,154     $   531,615     $   464,123
                                                         ===========     ===========     ===========     ===========

EARNINGS PER COMMON SHARE -BASIC AND DILUTED
   Basic earnings per common share                       $       .25     $       .20     $       .46     $       .41
   Basic weighted average shares outstanding               1,150,284       1,136,000       1,150,384       1,136,000
   Diluted earnings per common share                     $       .24     $       .20     $       .43     $       .41
   Diluted weighted average shares outstanding             1,223,446       1,136,000       1,223,446       1,136,000
See notes to financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                  THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                  --------------------------     ------------------------
                                                     1998           1997           1998          1997
                                                     ----           ----           ----          ----

Net income                                         $293,108         $223,153     $ 531,615     $ 464,123
Other comprehensive, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains
       (losses) arising during the period          (113,859)         110,031       (32,205)      (57,397)
   Less: reclassification adjustments for
       gains (losses) included in net income        (14,891)           5,139       (14,475)          636
                                                   --------         --------     ---------     ---------
                                                   (128,750)         115,170       (46,680)       56,761
   Income tax benefit related to items
       of other comprehensive income                 43,775          (39,158)       15,871        19,300
                                                                                 ---------     ---------
Other comprehensive income (loss)                   (84,975)          76,012       (30,809)      (37,461)
                                                                                 ---------     ---------

Comprehensive income                               $208,133         $299,165     $ 500,806     $ 426,662
                                                   ========         ========     =========     =========


 See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                       Six Months Ended June 30
                                                                    -----------------------------
                                                                        1998             1997
                                                                    ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                       $    531,615     $    464,123
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                             180,000          215,000
   Provision for depreciation and amortization                            88,193           80,242
   Amortization of investment security premiums
       and accretion of discounts                                          2,184            3,091
   Deferred tax                                                                0           47,023
   Realized investment security loss (gains)                             (14,475)             635
   Increase in accrued interest receivable                               (61,415)         (81,380)
   Increase in accrued interest payable                                   13,096           24,433
   Increase in cash surrender value on life insurance                    (14,971)               0
   Purchase of key man life insurance                                          0         (570,871)
   Other                                                                 (42,381)         199,836
                                                                    ------------     ------------
         NET CASH PROVIDED IN OPERATING ACTIVITIES                       681,846          382,132

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale               10,303,542        4,702,566
   Purchase of securities available for sale                         (10,811,667)      (3,294,098)
   Purchase of securities held to maturity                            (1,135,102)        (753,163)
   Net increase in loans to customers                                 (7,622,774)      (9,211,963)
   Capital expenditures                                                 (409,356)         (28,134)
                                                                    ------------     ------------
         NET CASH USED IN INVESTING ACTIVITIES                        (9,675,357)      (8,584,792)

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
       and savings accounts                                            9,600,858        6,933,869
   Net increase in certificates of deposit                             4,352,329        2,282,888
   Net decrease in securities sold under agreement to repurchase        (785,999)      (2,097,667)
   Proceeds from issuance of common stock                                 97,268          388,608
   Purchase of treasury stock                                           (154,000)        (252,000)
   Proceeds from notes payable                                           378,571          300,000
                                                                    ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                    13,489,027        7,555,698
                                                                    ------------     ------------

Net increase (decrease) in cash and cash equivalents                   4,495,516         (646,962)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       5,211,533        3,674,393
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  9,707,049     $  3,027,431
                                                                    ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest                                                     $  3,058,785     $  2,463,935
       Income taxes                                                      315,000           86,765

See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1998


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1997, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1998.


NOTE B - INCOME TAXES

         The effective tax rate of approximately 35 percent for the three months ended June 30, 1998 approximates the federal and state statutory rates less an adjustment for the effect of tax exempt securities.

NOTE C - INVESTMENT SECURITIES

         The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of Shareholder's equity (net of deferred tax effect).

         At June 30, 1998, the Company had net unrealized losses of $31,873 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $21,306, net of deferred tax liability. There were no trading securities. The net decrease in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1997 to June 30, 1998 was $30,809.

NOTE D - STOCK SPLIT

         In May 1998, the Company effected two-for-one share split of its Common Stock in the form of a common stock dividend, payable on or about May 15, 1998 to shareholders of record as of the close of business on May 1, 1998. All amounts presented in the financial statements are adjusted to reflect this share split. The common stock was increased by $2,983,050 and $2,961,435 for June 30, 1998 and December 31, 1997, respectively. The capital surplus was decreased by $2,983,050 and $2,961,435 for June 30, 1998 and December 31, 1997, respectively.
The net effect did not change total stockholders' equity.

NOTE E - SUBSEQUENT EVENTS

         On July 10, 1998, the Company executed a definitive agreement with Century South Banks, Inc. ("Century South") for the acquisition by the Company of First National Bank of Union County ("First National"), a wholly-owned subsidiary of Century South. The agreement provides that, subject to regualtory approval, the Company will acquire First National from Century South, in a cash transaction, for $6.1 million, with the asumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. First National will operate as a wholly-owned subsidiary of the Company and will continue its business and operations in Union County, Georgia.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry,
(iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) potential adverse effects on the economy and the Bank of the Year 2000 computer problem.

         This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of the June 30, 1998 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

FINANCIAL CONDITION

JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997


LOANS

         Loans comprised the largest single category of the Company's earning assets on June 30, 1998. Loans, net of unearned income and reserve for loan losses, were 72.1% of total assets at June 30, 1998. Total net loans were $91,097,037 at June 30, 1998, representing a 8.9% increase from the December 31, 1997 total of $83,654,263. This increase reflects the continued increase in loan demand for the Bank's market area coupled with an increase in the Bank's market share for this area.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $5,373,192, or 25.4%, from December 31, 1997 to June 30, 1998. Investment securities at June 30, 1998 were $21,334,444 compared with $19,325,606 at December 31, 1997, reflecting a 10.4% increase of $2,008,838. Federal funds sold were $5,192,354 at June 30, 1998 compared to the December 31, 1997 total of $1,828,000, a 184.0% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The increases are the result of Management's plan to improve the Company's liquidity position relative to the current size of the Company.


ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 33.21 to 9.47. Total nonperforming assets at June 30, 1998 were $111,210, which consisted of a collateralized residential real estate loan. Nonperforming assets at December 31, 1997 were $28,000. The ratio of total nonperforming assets to total assets was 0.0009 and the ratio of nonperforming loans to total loans increased slightly from 0.0003 to 0.001 as compared to December 31, 1997. All of these ratios remain favorable as compared with industry averages.


DEPOSITS

         Total deposits of $109,301,133 at June 30, 1998 increased $13,953,187 (14.6%) over total deposits of $95,347,946 at year-end 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $652,727 or 17.2% from year-end 1997 to June 30, 1998, and interest-bearing deposits increased $13,300,460 or 14.5% during the same period. Time deposits of $100,000 or more increased $2,788,321 (18.9%).

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $3,442,130 at June 30, 1998, a $785,999 decrease from the December 31, 1997 total of $4,228,129. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.


SHAREHOLDERS' EQUITY

         Shareholders' equity increased $444,075 from December 31, 1997 to June 30, 1998, due to net earnings of $531,615, the purchase of treasury stock for $154,000, the issuance of common stock to the Company's 401(k) Profit Sharing Plan for an aggregate price of $97,269, and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $30,809, net of deferred tax liability.


LIQUIDITY MANAGEMENT

      Year 2000. The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions. The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000, and has developed an implementation plan to resolve the issue.

      The Company plans to complete any programming changes to critical systems and commence testing of the new programming in the fourth quarter of 1998. Testing of internal mission-critical systems is scheduled to take place during the first quarter of 1999. The testing of mission-critical systems should be complete and implementation is scheduled to be complete by June 30, 1999. In addition, contingency and business plans are being developed to address actions the Company may take in the event of system failure.

      The Company believes that, since a majority of its equipment is less than three years old, the Year 2000 problem will not pose significant internal operational problems. The Company is monitoring software products for Year 2000 compliance and is encouraging its counterparties and customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. However, there can be no assurance that the systems of third parties upon which the Bank's business relies will be Year 2000 compliant on a timely basis. Furthermore, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

      The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $64.8 million or 70.3% of the total loan portfolio at June 30, 1998 and investment securities maturing in one year or less equaled $1.0 million or 5.2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 1998, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $1,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         The Bank was approved as a member of the Federal Home Loan Bank in April 1997, with an initial line of credit of $8 million. The line of credit was increased to $12 million in March 1998. At June 30, 1998, the outstanding balance of the line of credit was $4,728,571.



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

         Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit ("the Credit Agreement") with Hardwick Bank & Trust Company ("Hardwick"). On October 29, 1997 the Company and Hardwick agreed to a modification of the Credit Agreement increasing the amount of credit available to the Company to $1.5 million. At June 30, 1998, the balance on the line of credit was $970,000. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank; (iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and
(vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

         Federal Capital Standards. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $8.3 million at June 30, 1998. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-based capital and was $9.3 million at June 30, 1998. The percentage ratios as calculated under FDICIA guidelines were 8.6 percent and 9.7 percent for Tier 1 and Total Risk-based capital, respectively, at June 30, 1998. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. At June 30, 1998, the Bank's leverage ratio was 6.6 percent and its tangible leverage ratio was 6.5 percent, exceeding the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of the Bank's operation. Accordingly, on March 3, 1998 the Bank became subject to a 6% primary capital ratio. At June 30, 1998 the capital ratio as calculated under the DBF standard was 7.39%.

         In March 1998, the Bank paid a $500,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.

        In the first quarter of 1998 the Bank completed several expansion and renovation projects on its offices and grounds, including construction of a community center. Total expenditures on these projects aggregated $243,138 and were funded through current operations cash flow.


NEW ACCOUNTING STANDARDS

          The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined therein, and its components in financial statements issued for the fiscal years beginning after December 15, 1997. Statement No. 130 requires the inclusion in comprehensive income of the change in certain previously recognized components of shareholders's equity. In compliance with Statement No. 130, the Company has included, as an additional financial statement, Consolidated Statements of Comprehensive Income for the periods ended June 30, 1998 and 1997. For the Company, this required the inclusion of unrealized gains (losses) on investment and available for sale securities, net of taxes, arising during the respective periods. For the six months ended June 30, 1998, the change in unrealized gains on securities represented a decrease in net income, as reported, by $30,809 (5.8%), net of tax. For the six months ended June 30, 1997, the change in unrealized gains on securities represented a decrease in net income, as reported, of $37,461 (8.1%), net of tax.

         Effective for years beginning after December 15, 1998, Statement of Position (SOP) 98-5 requires costs of start up activities and organization costs to be expensed as incurred. Initial application of the SOP is to reported as the cumulative effect of a change in accounting principle. Management does not believe that the adoption of SFAS will have a material impact on the Company's financial statements.

         Effective for years ending after December 15, 1998, SFAS 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. Management does not believe that the adoption of SFAS 132 will have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998


SUMMARY

         Net earnings for the six months ended June 30, 1998 were $531,615 compared to net earnings of $464,123 for the same period in 1997. The increase in net earnings is partially attributable to an increase of the Company's revenue from earning assets of 19.5% over the same period in 1997. Net interest income increased $288,519 (15.5%) during the first six months of 1998 as compared to the same period in 1997; noninterest expenses increased $253,336 (22.1%) during same period, while noninterest income increased by $62,309 (33.6%).

         Net earnings for the quarter ended June 30, 1998 were $293,108 compared to net earnings of $223,154 for the second quarter of 1997. This represents a 31.3% increase as compared to the same period in 1997. This increase is primarily attributable to an increase in total revenue from earnings assets of $501,849 or 23.1% as compared to the same period in 1997. Net interest income increased $197,667 during the three months ended June 30, 1998 as compared to the same period in 1997; noninterest expenses increased $142,159 during the same period, while noninterest income increased by $39,446.


NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1998 increased $845,840 (19.5%) from the same period in 1997. This increase was due to the continued growth of earning assets which averaged $114.6 million for the six months ended June 30, 1998. Interest expense for the six months ended June 30, 1998 increased $557,321 or (22.4%) compared to the same period of 1997. This increase was primarily due to an increase of $412,060 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on advances from the Federal Home Loan Bank.


         Net interest income increased $197,667 or 22.0% during the quarter ended June 30, 1998 as compared to the same period in 1997. An increase of $197,667 or 23.1% in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.


PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $180,000 for the six months ended June 30, 1998 compared to $215,000 for the same period of 1997. Charge-offs exceeded recoveries by $56,150 for the six months ended June 30, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.14 percent at June 30, 1998 compared to 1.10 percent at year-end 1997.

         The provision for loan losses was $70,000 for the three months ended June 30, 1998 compared to $75,000 for the same period in 1997.


NONINTEREST INCOME

         Noninterest income for the six months ended June 30, 1998 was $247,848 compared to $185,539 for the same period of 1997. This increase was primarily due to an increase in service charges on deposit accounts of $16,258 in the first six months of 1998 as compared to the same period of 1997, and increases in other operating income of $33,584. Significant components of noninterest income changed as follows: Service charges on deposits increased $16,258 (17.2%), insurance commissions decreased $2,644 (21.8%), and other operating income increased $33,584 (42.3%) to $112,927. Earnings on cash surrender value of life insurance policies provided $17,090 of the increase to other operating income. There was a $2,274 increase to other operating income in safe deposit box rental fees due to the recent addition of approximately 400 new boxes. There was also an increase of $6,332 to other operating income due to the roll-out of a business enhancement program offered to the Bank's small business customers.

         Noninterest income increased by $39,446 or 39.5% in the second quarter of 1998 as compared to the same period in 1997. The primary component of this increase was investment securities gains of $14,475 during the second quarter of 1998 compared to investment securities losses of $5,138 for the same period in 1997.

NONINTEREST EXPENSES

         Noninterest expenses for the six months ended June 30, 1998 were $1,401,985, reflecting a 22.1% increase over the same period of 1997. The primary components of noninterest expenses are salaries and employee benefits, which increased to $666,585 for the six months ended June 30, 1998, 21.8% higher than in the same period of 1997. The increase in salaries and employee benefits is due to increased staffing to meet the growth level of the Bank. Occupancy costs increased $18,789 (40.6%), and furniture and equipment expenses increased by $8,352. Other operating expenses rose by 22.4% to $583,062. The increase in other operating expenses is largely the result of an increase in data processing fees of $27,125 and an expense of $14,840 due to the addition of the Bank's second ATM machine.

         Noninterest expenses increased by $142,159 for the quarter ended June 30, 1998 as compared to the same period in 1997. The primary components of noninterest expense are salaries and employee benefits, which increased by $67,460 for the three months ended June 30, 1998, 24.1% higher than the same period of 1997. Occupancy costs increased by $14,623 and other operating expenses increased by $48,617 for the second quarter of 1998 as compared with the same period in 1997. The increase in other operating expenses for such period is largely due to an increase in data processing fees.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $280,000 for the six months ended June 30, 1998 increased $65,000 compared to the same period of 1997 due to increased profit levels.


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the shareholders of the Company was held on May 27, 1998 for the purpose of electing the Board of Directors of the Company and ratification of the appointment of the Company's independent auditors. The appointment of Schauer, Taylor, Cox and Edwards, P.C. as the Company's independent auditors was ratified with 450,316 votes for and 40 against, with 800 abstentions. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting, were elected to constitute the entire Board of Directors of the Company for a term of one year.



               Directors Elected at Annual Meeting of Shareholders


         Name                       Votes For         Votes Withheld
         ----                       ---------         --------------

         Alan S. Dover              451,116                    40
         Charles A. Edmondson       448,616                 2,540
         Roger E. Futch             451,116                    40
         Joseph C. Hensley          451,116                    40
         Frank E. Jones             448,416                 2,740
         J. Ronald Knight           451,116                    40
         Tracy R. Newton            451,116                    40
         P. Joe Sisson              451,116                    40
         Kenneth D. Warren          451,116                    40


ITEM 5.   OTHER INFORMATION


         In May 1998, the Company effected two-for-one share split of its Common Stock in the form of a common stock dividend, payable on or about May 15, 1998 to shareholders of record as of the close of business on May 1, 1998.

         In May 1998, the Company purchased a 1,250 sq. ft brick building near the Bank's existing facility for a purchase price of $155,000. The building is located on seven tenths of an acre and is currently leased by a local physician. The current use of the new property will provide additional parking for staff of the Company and the Bank. Future use of the building has not been determined at this time.

         On July 10, 1998, the Company executed a definitive agreement with Century South Banks, Inc. ("Century South") for the acquisition by the Company of First National Bank of

Union County ("First National"), a wholly-owned subsidiary of Century South. The agreement provides that, subject to regulatory approval, the Company will acquire First National from Century South, in a cash transaction, for $6.1 million, with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. First National will operate as a wholly-owned subsidiary of the Company and will continue its business and operations in Union County, Georgia.



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


Dated:   August 10, 1998

                                        APPALACHIAN BANCSHARES, INC.


                                            /s/ Tracy R. Newton
                                        --------------------------------------
                                        Tracy R. Newton
                                        President and CEO
                                        (Duly authorized officer)


                                            /s/ Kent W. Sanford
                                        --------------------------------------
                                        Kent W. Sanford
                                        Executive Vice President
                                        (Principal financial officer)