Form 10QSB
period 1998-09-30
APPALACHIAN BANCSHARES INC
filed 1998-10-30
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                           Outstanding at October 30, 1998
         -----                           -------------------------------

Common Stock, $5.00 par value                      1,153,620

Transitional Small Business Disclosure Format:        Yes [  ]      No [ X ]

                          APPALACHIAN BANCSHARES, INC.

                         September 30, 1998 Form 10-QSB


                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

                  Consolidated Statements of Income . . . . . . . . . . . . .    4

                  Consolidated Statements of Comprehensive Income . . . . . .    5

                  Consolidated Statements of Cash Flows . . . . . . . . . . .    6

                  Notes to Consolidated Financial Statements  . . . . . . . .    7


  Item 2.         Management's Discussion and Analysis or Plan of Operation .    8


PART II. OTHER INFORMATION


  Item 5.         Other Information . . . . . . . . . . . . . . . . . . . . .   17

  Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                          APPALACHIAN BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 1998     December 31,
ASSETS                                                                         (Unaudited)             1997
                                                                           ------------------     -------------
Cash ...................................................................      $   1,238,228       $   1,040,359
Due from banks .........................................................          2,777,318           2,343,174
Federal funds sold .....................................................          7,256,801           1,828,000

Securities available for sale ..........................................         18,906,938          15,144,585
Securities held to maturity (fair market value $5,461,489 at
   September 30, 1998 and  $4,308,947 at December 31, 1997) ............          5,268,711           4,181,021

Loans ..................................................................         94,502,411          84,583,853
Allowance for loan losses ..............................................         (1,089,714)           (929,590)
                                                                              -------------       -------------
Net Loans ..............................................................         93,412,697          83,654,263
Premises and equipment, net ............................................          1,965,813           1,653,043
Cash surrender value on life insurance .................................            608,011             585,615
Accrued interest .......................................................          1,051,028             971,550
Other assets ...........................................................            458,524             779,180
                                                                              -------------       -------------
         TOTAL ASSETS ..................................................      $ 132,944,069       $ 112,180,790
                                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing .............................................      $   5,205,139       $   3,800,911
       Interest-bearing ................................................        108,681,716          91,547,035
                                                                              -------------       -------------
         TOTAL DEPOSITS ................................................        113,886,855          95,347,946

    Securities sold under agreements to repurchase .....................          3,809,051           4,228,129
    Accrued interest ...................................................            200,405             188,230
    Long-term debt .....................................................          6,598,571           5,320,000
    Other liabilities ..................................................            541,686             116,432
                                                                              -------------       -------------
       TOTAL LIABILITIES ...............................................        125,036,568         105,200,737
                                                                              -------------       -------------

SHAREHOLDERS' EQUITY:
   Common stock ($5.00 par value; 20,000,000 shares authorized,
       1,197,620 and 1,184,574 shares issued at September 30, 1998
       and December 31, 1997, respectively) ............................          5,988,100           5,922,870
    Treasury Stock (44,000 shares at cost at September 30, 1998;
       30,000 shares at cost at December 31, 1997) .....................           (428,000)           (274,000)
   Capital surplus .....................................................            202,290             135,051
   Retained earnings ...................................................          2,024,964           1,186,359
   Accumulated comprehensive income: unrealized gains on investment
       securities available for sale, net of tax .......................            120,147               9,773
                                                                              -------------       -------------

         TOTAL SHAREHOLDERS' EQUITY ....................................          7,907,501           6,980,053
                                                                              -------------       -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................      $ 132,944,069       $ 112,180,790
                                                                              =============       =============

                          APPALACHIAN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30                        September 30
                                                                  -----------------------------       -----------------------------
                                                                     1998               1997              1998              1997
                                                                  -----------       -----------       -----------       -----------
REVENUE FROM EARNING ASSETS:
   Interest and fees on loans ..............................      $ 2,339,850       $ 1,934,133       $ 6,764,262       $ 5,516,722
   Interest on investment securities:
       Taxable securities ..................................          163,808           279,530           723,380           902,183
         Nontaxable securities .............................          204,610            49,129           313,838           117,326
   Interest on federal funds sold ..........................           53,019            35,392           151,248           107,554
                                                                  -----------       -----------       -----------       -----------
         TOTAL REVENUE FROM EARNING ASSETS .................        2,761,287         2,298,184         7,952,728         6,643,785

INTEREST EXPENSE:
   Interest on deposits ....................................        1,477,048         1,254,801         4,240,734         3,606,407
   Interest on federal funds purchased and
       securities sold under agreements to repurchase ......           47,610            53,102           136,928           153,749
    Interest expense - long term debt ......................           95,449            38,996           288,134            75,111
                                                                  -----------       -----------       -----------       -----------
         TOTAL INTEREST EXPENSE ............................        1,620,107         1,346,899         4,665,796         3,835,267

NET INTEREST INCOME: .......................................        1,141,180           951,285         3,286,932         2,808,518
   Provision for loan losses ...............................           60,000            85,000           240,000           300,000
                                                                  -----------       -----------       -----------       -----------

   AFTER PROVISION FOR LOAN LOSSES .........................        1,081,180           866,285         3,046,932         2,508,518

NONINTEREST INCOME:
   Service charges on deposits .............................           54,638            47,811           165,583           143,498
   Insurance commissions ...................................            7,321             4,110            16,822            16,255
   Other operating income ..................................           65,550            46,371           178,477           124,715
   Investment securities gains .............................            1,475               838            15,950               203
                                                                  -----------       -----------       -----------       -----------
         TOTAL NONINTEREST INCOME ..........................          128,984            99,130           376,832           284,671

NONINTEREST EXPENSES:
   Salaries and employee benefits ..........................          371,016           288,884         1,037,601           836,171
   Occupancy expense .......................................           35,604            27,228           100,719            73,554
   Furniture and equipment expense .........................           45,991            35,392           133,214           114,263
   Other operating expenses ................................          330,563           254,947           913,625           731,113
                                                                  -----------       -----------       -----------       -----------
         TOTAL NONINTEREST EXPENSES ........................          783,174           606,451         2,185,159         1,755,101

Income before income taxes .................................          426,990           358,964         1,238,605         1,038,088
Income tax provision .......................................         (120,000)         (120,000)         (400,000)         (335,000)
                                                                  -----------       -----------       -----------       -----------

             NET INCOME ....................................      $   306,990       $   238,964       $   838,605       $   703,088
                                                                  ===========       ===========       ===========       ===========

EARNINGS PER COMMON SHARE -BASIC AND DILUTED
   Basic earnings per common share .........................      $       .27       $       .21       $       .73       $       .61
   Basic weighted average shares outstanding ...............        1,150,321         1,147,588         1,150,050         1,147,588
   Diluted earnings per common share .......................      $       .25       $       .20       $       .70       $       .60
   Diluted weighted average shares outstanding .............        1,237,276         1,179,260         1,194,275         1,179,260

See notes to financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30                     September 30
                                                             -------------------------       -------------------------
                                                               1998            1997             1998            1997
                                                             ---------       ---------       ---------       ---------
 Net Income ...........................................      $ 306,990       $ 238,964       $ 838,605       $ 703,088
 Other comprehensive income, net of tax:
     Unrealized gains on securities: Unrealized holding        215,389         103,215         183,184          45,821
     gains (losses) arising during the period
     Less: reclassification adjustments for gains
     (losses) included in net income ..................          1,475             838          15,950             203
                                                             ---------       ---------       ---------       ---------
                                                               213,914         102,377         167,234          45,618
    Income tax benefit related to items of other
    comprehensive income ..............................        (72,731)        (34,808)        (56,860)        (15,510)
                                                             ---------       ---------       ---------       ---------

 Other comprehensive income ...........................        141,183          67,569         110,374          30,108
                                                             ---------       ---------       ---------       ---------
 COMPREHENSIVE INCOME .................................      $ 448,173       $ 306,533       $ 948,979       $ 733,196
                                                             =========       =========       =========       =========


 See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                     Nine Months Ended September 30
                                                                                    -------------------------------
                                                                                        1998               1997
                                                                                    ------------       ------------
OPERATING ACTIVITIES:
   Net income ................................................................      $    838,605       $    703,088
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses .................................................           240,000            300,000
   Provision for depreciation and amortization ...............................           139,342            124,785
   Amortization of investment security premiums
       and accretion of discounts ............................................             4,256              6,195
   Deferred tax ..............................................................                 0             (1,475)
   Realized investment security (gains) ......................................           (15,950)              (203)
   Increase in accrued interest receivable ...................................           (79,479)          (199,265)
   Increase in accrued interest payable ......................................            12,175             37,786
   Increase in cash surrender value on life insurance ........................           (22,396)                 0
   Purchase of key man life insurance ........................................                 0           (570,871)
   Other .....................................................................           273,340            382,554
                                                                                    ------------       ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................         1,389,893            782,595

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale ......................        18,413,419          6,040,735
   Purchase of securities available for sale .................................       (21,054,964)        (2,996,019)
   Purchase of securities held to maturity ...................................        (1,629,570)        (1,285,848)
   Net increase in loans to customers ........................................        (9,998,434)       (14,421,377)
   Capital expenditures ......................................................          (436,401)           (49,966)
                                                                                    ------------       ------------
         NET CASH USED IN INVESTING ACTIVITIES ...............................       (14,705,950)       (12,712,475)

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
       and savings accounts ..................................................        13,592,968          8,657,631
   Net increase in certificates of deposit ...................................         4,945,941          2,046,587
   Net increase(decrease)in securities sold under agreement to repurchase ....          (419,078)           755,307
   Proceeds from issuance of  common stock ...................................           132,469            388,608
   Purchase of treasury stock ................................................          (154,000)          (274,000)
   Proceeds from notes payable ...............................................         1,278,571            300,000
                                                                                    ------------       ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................        19,376,871         11,874,133
                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents .........................         6,060,814            (55,747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................         9,707,049          3,674,393
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................      $ 15,767,863       $  3,618,646
                                                                                    ------------       ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
       Interest ..............................................................      $  4,653,621       $  3,643,020
       Income taxes ..........................................................           452,000             62,278


See notes to financial statements

                          APPALACHIAN BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1998


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gilmer County Bank (the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1997, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1998.

NOTE B - INCOME TAXES

         The effective tax rate of approximately 32 percent for the three months ended September 30, 1998 approximates the federal and state statutory rates less an adjustment for the effect of tax exempt securities.

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

         At September 30, 1998, the Company had net unrealized gains of $182,041 in available-for-sale securities which are reflected in the presented assets and resulted in a increase in Shareholder's equity of $120,147, net of deferred tax liability. There were no trading securities. The net increase in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1997 to September 30, 1998 was $110,374.

NOTE D - STOCK SPLIT

         In May 1998, the Company effected a two-for-one share split of its Common Stock in the form of a common stock dividend, payable on or about May 15, 1998 to shareholders of record as of the close of business on May 1, 1998. All amounts presented in the financial statements are adjusted to reflect this share split. The common stock was increased by $2,983,050 and capital surplus decreased by $2,983,050 as of May 1, 1998, the effective date of the split. Retroactive statement of the stock split has been applied to the December 31, 1997 financial statements which resulted in a $2,961,435 increase to common stock and corresponding decrease of $2,961,435 to capital surplus effective December 31, 1997. This net effect did not change total stockholders' equity.

NOTE E - SUBSEQUENT EVENTS

         On July 10, 1998, the Company executed a definitive agreement with Century South Banks, Inc. ("Century South") for the acquisition by the Company of First National Bank of Union County ("First National"), a wholly-owned subsidiary of Century South. The agreement provides that, subject to regulatory approval, the Company will acquire First National from Century South, in a cash transaction, for $6.1 million, with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. First National will operate as a wholly-owned subsidiary of the Company and will continue its business and operations in Union County, Georgia. On September 28, 1998 the Company filed applications with Federal Reserve Bank of Atlanta and the DBF for approval of the acquisition.


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

         This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of the September 30, 1998 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

FINANCIAL CONDITION

SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997


LOANS

         Loans comprised the largest single category of the Company's earning assets on September 30, 1998. Loans, net of unearned income and reserve for loan losses, were 70.3% of total assets at September 30, 1998. Total net loans were $93,412,697 at September 30, 1998, representing a 11.7% increase from the December 31, 1997 total of $83,654,263. This increase reflects the continued increase in loan demand for the Bank's market area coupled with an increase in the Bank's market share for this area.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $10,278,844, or 48.6%, from December 31, 1997 to September 30, 1998. Investment securities at September 30, 1998 were $24,175,649 compared with $19,325,606 at December 31, 1997, reflecting a 25.1% increase of $4,850,043. Federal funds sold were $7,256,801 at September 30, 1998 compared to the December 31, 1997 total of $1,828,000, a 297.0% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The increases are the result of Management's plan to improve the Company's liquidity position relative to the current size of the Company.


ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 33.21 to 7.23. Total nonperforming assets at September 30, 1998 were $150,791, which consisted of three collateralized residential real estate loans. Nonperforming assets at December 31, 1997 were $28,000. The ratio of total nonperforming assets to total assets was 0.0011 and the ratio of nonperforming loans to total loans increased slightly from 0.0003 to 0.0016 as compared to December 31, 1997. All of these ratios remain favorable as compared with industry averages.


DEPOSITS

         Total deposits of $113,886,855 at September 30, 1998 increased $18,538,909 (19.4%) over total deposits of $95,347,946 at year-end 1997.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $1,404,228 or 36.9% from year-end 1997 to September 30, 1998, and interest-bearing deposits increased $17,134,681 or 18.7% during the same period. Time deposits of $100,000 or more increased $3,587,893 (24.4%) as compared to year-end 1997.


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $3,809,051 at September 30, 1998, a $419,078 decrease from the December 31, 1997 total of $4,228,129. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.


SHAREHOLDERS' EQUITY

         Shareholders' equity increased $927,448 from December 31, 1997 to September 30, 1998, due to net earnings of $838,605, the issuance of 4,323 shares of common stock to the Company's 401(k) Profit Sharing Plan for an aggregate price of $97,269, the issuance of 4,400 shares of common stock upon the exercise of stock options at an aggregate exercise price of $35,200, and the increase in the measurement for unrealized gains or losses on securities available for sale totaling $110,374 (net of deferred tax liability), all offset by the cost of stock repurchases totaling $154,000.


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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $59.8 million or 63.3% of the total loan portfolio at September 30, 1998 and investment securities maturing in one year or less equaled $567,000 or 2.4% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 1998, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $1,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         The Bank was approved as a member of the Federal Home Loan Bank in April 1997, with an initial line of credit of $8 million. The line of credit was increased to $12 million in March 1998. At September 30, 1998, the outstanding balance of the line of credit was $5,628,571.


 YEAR 2000

         The Company utilizes and is dependent upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

         The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (1) information systems,
(2) embedded systems located at the Bank's offices and within its off-site ATM machines, (3) third party and customer relationships, and (4) contingency planning. The Company has designated a Year 2000 compliance team, headed by its Chief Financial Officer and Chief Operating Officer, who reports to the board of directors. In addition, the Company has engaged outside consultants for purposes of conducting Year 2000 readiness assessments and remediation where necessary.

         Information Systems. The Company has identified all mission critical information ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware has been completed, and the Company expects to have mission critical hardware modification or replacement completed during the fourth quarter of 1998. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance. The Company plans to complete any programming changes to critical systems and commence testing of the new programming in the fourth quarter of 1998. Testing of internal mission-critical systems is scheduled to take place during the first quarter of 1999 and implementation is scheduled to be complete by June 30, 1999.

         Embedded Systems. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

         Third Party and Customer Relationships. The Company is in the process of initiating communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparties and customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

         The Company outsources its principal data processing activities to another financial institution, and the Company is actively communicating with and monitoring the progress of such institution to assess the impact of Year 2000 issues on such institution and its ability to provide such data processing services. The Company will consider new business relationships with alternate providers of products and services if necessary. Additionally, the Company has initiated communications with its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

         Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of first quarter 1999.

         Financial Implications. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $50,000 in 1998 and $50,000 in 1999. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

         Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to electric and telephone service, are beyond the control of the Company and the failure of such systems could have a material adverse effect on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the

Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

         The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.


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

         Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit ("the Credit Agreement") with Hardwick Bank & Trust Company ("Hardwick"). On October 29, 1997 the Company and Hardwick agreed to a modification of the Credit Agreement increasing the amount of credit available to the Company to $1.5 million. At September 30, 1998, the balance on the line of credit was $970,000. Interest on the outstanding amounts under the line of credit is payable on a quarterly basis at the prime rate (as defined in the Credit Agreement with Hardwick) less 3/4 of a percentage point. The Company began making interest payments on April 1, 1997. Principal is due in five equal annual installments beginning January 1, 1999 with the last payment due January 1, 2003. The Credit Agreement contains certain restrictive covenants, including but not limited to certain restrictions on (i) additional indebtedness; (ii) creating or allowing liens on the capital stock of the Bank; (iii) guaranteeing certain obligations of other persons; (iv) merging, consolidating or exchanging shares with, or acquiring the stock or assets of, any Person (as defined in the Credit Agreement); (v) payment of dividends; and (vi) disposing of the stock of the Bank. The Company also covenanted to cause its depository institution subsidiaries (presently only the Bank) at all times to be classified as "well capitalized" under FDICIA capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Credit Agreement also contains certain customary affirmative covenants.

         Federal Capital Standards. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $8.7 million at September 30, 1998. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Risk-based capital and was $9.8 million at September 30, 1998. The percentage ratios as calculated under FDICIA guidelines were 9.1 percent and 10.2 percent for Tier 1 and Total Risk-based capital, respectively, at September 30, 1998. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. At September 30, 1998, the Bank's leverage ratio was 6.6 percent and its tangible leverage ratio was 6.6 percent, exceeding the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of the Bank's operation. Accordingly, on March 3, 1998 the Bank became subject to a 6% primary capital ratio. At September 30, 1998 the capital ratio as calculated under the DBF standard was 7.31%.

         In March 1998, the Bank paid a $500,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.

         In the first quarter of 1998 the Bank completed several expansion and renovation projects on its offices and grounds, including construction of a community center. Total expenditures on these projects aggregated $243,138 and were funded through current operations cash flow.


NEW ACCOUNTING STANDARDS

          The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined therein, and its components in financial statements issued for the fiscal years beginning after December 15, 1997. Statement No. 130 requires the inclusion in comprehensive income of the change in certain previously recognized components of shareholders's equity. In compliance with Statement No. 130, the Company has included, as an additional financial statement, Consolidated Statements of Comprehensive Income for the periods ended September 30, 1998 and 1997. For the Company, this required the inclusion of unrealized gains (losses) on investment and available for sale securities, net of taxes, arising during the respective periods. For the nine months ended September 30, 1998, the change in unrealized gains on securities represented a decrease in net income, as reported, by $110,374 (13.2 %), net of tax. For the nine months ended September 30, 1997, the change in unrealized gains on securities represented an increase in net income, as reported, of $30,108 (4.2%), net of tax.

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


RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998


SUMMARY

         Net earnings for the nine months ended September 30, 1998 were $838,605 compared to net earnings of $703,088 for the same period in 1997. The increase in net earnings is partially attributable to an increase of the Company's revenue from earning assets of 19.7% over the same period in 1997. Net interest income increased $478,414 (17.0%) during the first nine months of 1998 as compared to the same period in 1997; noninterest expenses increased $430,058 (24.5%) during same period, while noninterest income increased by $92,161 (32.4%).

         Net earnings for the quarter ended September 30, 1998 were $306,990 compared to net earnings of $238,964 for the third quarter of 1997, representing a 28.5% increase, as compared to the same period in 1997. This increase is primarily attributable to an increase in total revenue from earning assets of $463,103 or 20.2% as compared to the same period in 1997. Net interest income increased $188,895 during the three months ended September 30, 1998 as compared to the same period in 1997; noninterest expenses increased $176,723 during the same period, while noninterest income increased by $29,854.


NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1998 increased $1,308,943 (19.7%) from the same period in 1997. This increase was due to the continued growth of earning assets which averaged $119.1 million for the nine months ended September 30, 1998. Interest expense for the nine months ended September 30, 1998 increased $830,529 or (21.7%) compared to the same period of 1997. This increase was primarily due to an increase of $634,327 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on advances from the Federal Home Loan Bank.

         Net interest income increased $189,895 or 20.0% during the quarter ended September 30, 1998 as compared to the same period in 1997. The primary reason for this increase was due to the continued growth of the Bank's net earning assets.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $240,000 for the nine months ended September 30, 1998 compared to $300,000 for the same period of 1997. Charge-offs exceeded recoveries by $79,876 for the nine months ended September 30, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was
1.15 percent at September 30, 1998 compared to 1.10 percent at year-end 1997.

         The provision for loan losses was $60,000 for the three months ended September 30, 1998 compared to $85,000 for the same period in 1997.


NONINTEREST INCOME

         Noninterest income for the nine months ended September 30, 1998 was $376,832 compared to $284,671 for the same period of 1997. This increase was primarily due to an increase in service charges on deposit accounts of $22,085 in the first nine months of 1998 as compared to the same period of 1997, and increases in other operating income of $53,762. Significant components of noninterest income changed as follows: Service charges on deposits increased $22,085 (15.4%), insurance commissions increased $567 (3.5%), and other operating income increased $53,762 (43.1%) to $178,477. Earnings on cash surrender value of life insurance policies provided $14,394 of the increase to other operating income. There was a $2,680 increase to other operating income in safe deposit box rental fees due to the recent addition of approximately 400 new boxes. There was also an increase of $7,683 to other operating income due to the roll-out of a business enhancement program offered to the Bank's small business customers. There was a $14,957 increase in visa/mastercard income and a $15,747 increase in gains on investment securities during this same period.


         Noninterest income increased by $29,854 or 30.1% in the third quarter of 1998 as compared to the same period in 1997. The primary components of this increase included a $6,590 increase in visa/mastercard income, a $5,827 increase in service charge on deposits income and a $3,211 increase in insurance commissions.

NONINTEREST EXPENSES

         Noninterest expenses for the nine months ended September 30, 1998 were $2,185,159, reflecting a 24.5% increase over the same period of 1997. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,037,601 for the nine months ended September 30, 1998, 24.1% higher than in the same period of 1997. The increase in salaries and employee benefits is due to increased staffing to meet the growth level of the Bank. Occupancy costs increased $27,165 (36.9%), and furniture and equipment expenses increased by $18,951 (16.6%). Other operating expenses rose by 25.0% to $913,625. The increase in other operating expenses is largely the result of an increase in data processing fees of

$33,950 and an expense of $20,715 due to the addition of the Bank's second ATM machine.

         Noninterest expenses increased by $176,723 for the quarter ended September 30, 1998 as compared to the same period in 1997. The primary components of noninterest expense are salaries and employee benefits, which increased by $82,132 for the three months ended September 30, 1998, 28.4% higher than the same period of 1997. Occupancy costs increased by $8,376 and other operating expenses increased by $75,616 for the third quarter of 1998 as compared with the same period in 1997. The increase in other operating expenses for such period is largely due to an increase in data processing fees.


INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes of $400,000 for the nine months ended September 30, 1998 increased $65,000 compared to the same period of 1997 due to increased profit levels.


PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION


         On July 10, 1998, the Company executed a definitive agreement with Century South Banks, Inc. ("Century South") for the acquisition by the Company of First National Bank of Union County ("First National"), a wholly-owned subsidiary of Century South. The agreement provides that, subject to regulatory approval, the Company will acquire First National from Century South, in a cash transaction, for $6.1 million, with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. First National will operate as a wholly-owned subsidiary of the Company and will continue its business and operations in Union County, Georgia. On September 28, 1998 the Company filed applications with Federal Reserve Bank of Atlanta and the DBF for approval of the acquisition.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         11       Computation of Net Income Per Share

         27       Financial Data Schedule (for SEC use only)

         (b) On July 13, 1998, the Company filed a report on Form 8-K with respect to the Company's proposed acquisition of First National.

                                   SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   October 30, 1998

                                           APPALACHIAN BANCSHARES, INC.


                                           /s/ Tracy R. Newton
                                           ------------------------------------
                                           Tracy R. Newton
                                           President and CEO
                                           (Duly authorized officer)


                                           /s/ Kent W. Sanford
                                           ------------------------------------
                                           Kent W. Sanford
                                           Executive Vice President
                                           (Principal financial officer)