Form 10KSB
period 1998-12-31
APPALACHIAN BANCSHARES INC
filed 1999-03-31
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                                  -------------


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998        Commission File No. 000-21383

                          Appalachian Bancshares, Inc.
                 (Name of Small Business Issuer in Its Charter)

        Georgia                                        58-2242407
(State of Incorporation)                 (I.R.S. Employer Identification Number)

       829 Industrial Boulevard                            30540
           Ellijay, Georgia                              (Zip Code)
(Address of Principal Executive Offices)

                                 (706) 276-8000
                (Issuer's Telephone Number, Including Area Code)

                                 ---------------

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                        Name of Exchange on Which Registered
-------------------                        ------------------------------------
      None                                                 N/A

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $5.00 par value per share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The issuer's revenues for its most recent fiscal year were $11,799,913.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 29, 1999 was $18,456,760, based on a per share price of $20.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At March 29, 1999, there were 1,323,188 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes |_|
No |X|

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                          APPALACHIAN BANCSHARES, INC.
                         1998 Form 10-KSB Annual Report


                                TABLE OF CONTENTS



  Item Number                                                                                           Page or
in Form 10-KSB                                          Description                                     Location
--------------                                          -----------                                     --------

      Item 1.             Business...............................................................            1

      Item 2.             Properties.............................................................           24

      Item 3.             Legal Proceedings......................................................           25

      Item 4.             Submission of Matters to a Vote of Security Holders....................           25

      Item 5.             Market for the Registrant's Common Equity and Related Shareholder
                          Matters................................................................           26

      Item 6.             Management's Discussion and Analysis of Financial
                          Condition and Results of Operations....................................           27

      Item 7.             Financial Statements...................................................          F-1

      Item 8.             Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................           40

      Item 9.             Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16(a) of the
                          Exchange Act...........................................................           41

      Item 10.            Executive Compensation.................................................           41

      Item 11.            Security Ownership of Certain Beneficial Owners
                          and Management.........................................................           41

      Item 12.            Certain Relationships and Related Transactions.........................           41

      Item 13.            Exhibits, List and Reports on Form 8-K.................................           41

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Banks in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and in Union County (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


Item 1.   Business

History and Development of the Company

          Appalachian Bancshares, Inc. (the "Company" or "Registrant") is a bank holding company which engages in providing a full range of banking services through its two commercial bank subsidiaries: Gilmer County Bank and First National Bank of Union County (the Company's two bank subsidiaries are collectively referred to as the "Banks"). The Company was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of Gilmer County Bank. In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. In August 1996, the Company and Gilmer County Bank entered into a reorganization (the "Reorganization") pursuant to which the Company acquired 100% of the outstanding shares of Gilmer County Bank, and the shareholders of Gilmer County Bank became the shareholders of the capital stock of the Company.

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National is a nationally-chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's Common Stock to certain accredited investors. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's Common Stock in the private placement are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a new $3.6 million loan with The Bankers Bank.

         At December 31, 1998, the assets of the Company consisted primarily of its ownership of the capital stock of the Banks. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Banks on a consolidated basis.

         The Company's executive office is located at 829 Industrial Boulevard, Ellijay, Georgia, and its telephone number at such location is (706) 276-8000.

Business of the Company

         The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the respective Banks would otherwise have to expand and diversify their business activities through newly formed subsidiaries, or through acquisitions. While management of the Company has no present plans to engage in any other business activities, management may from time to time study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

Gilmer County Bank

         Gilmer County Bank was organized in 1994 under the laws of the State of Georgia to conduct a commercial banking business in Gilmer County, Georgia, with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Gilmer County Bank was formed to meet the banking needs of individuals, small- to medium-sized businesses, and farmers, especially those engaged in apple and poultry production.

         Gilmer County Bank was organized by a group of individuals from Gilmer County and the surrounding area and commenced business from its main office location at 829 Industrial Boulevard, Ellijay, Georgia on March 3, 1995. Gilmer County Bank operated in development stage prior to that time.

         Gilmer County Bank has a correspondent relationship with several banks, including The Bankers Bank, Federal Home Loan Bank and Compass Bank.

First National Bank of Union County

         First National Bank was organized in 1981 as an insured national bank chartered under the federal banking laws of the United States of America. First National is a member of the Federal Reserve System and is subject to the supervision of the Office of the Comptroller of the Currency (the "OCC"). First National's deposits are insured by the FDIC.

         First National conducts business from its main banking office located in Blairsville, Georgia. First National has a correspondent relationship with several banks, including The Bankers Bank, Federal Home Loan Bank and Compass Bank.

Subsequent Event

         On March 12, 1999, the Company received approval from the DBF to convert First National into a state-chartered bank under the laws of the State of Georgia. The Company is currently in the process of converting First National into a state-chartered bank. The Company anticipates that it will complete the conversion in the second quarter of 1999. Concurrently, with the conversion of First National, the Company plans to change First National's name to Appalachian Community Bank.

Banking Services and Operations

          The Banks perform banking services customary for full service banks of similar size and character. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. Gilmer County Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area encompassing Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. First National draw most of its customer deposits and conducts most of its lending transactions from and within a primary service area which includes Union County, Towns County and Fannin County, Georgia.

         The principal business of the Banks is to attract and accept deposits from the public and to make loans and other investments. The principal sources of funds for the Banks' loans and investments are (1) demand, time, savings, and other deposits (including negotiable order of withdrawal ("NOW") accounts), (2) amortization and prepayment of loans granted, (3) sales to other lenders or institutions of loans or participation in loans, (4) fees paid by other lenders or institutions for servicing loans sold by the Banks to such lenders or institutions and (5) borrowings. The principal sources of income for the Banks are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Banks are (1) interest paid on savings and other deposits (including NOW accounts), (2) interest paid on borrowings by the Banks, (3) employee compensation, (4) office expenses and (5) other overhead expenses.

Employees

         Except for the officers of the Company, who are also officers of the Banks, the Company does not have any employees. At December 31, 1998, Gilmer County Bank had a total of 41 employees, 37 of which were full-time employees, and First National had a total of 24 employees, 22 of which were full-time employees. The Company and the Banks are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

Lending Activities

         General. The Banks are authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Banks' lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Banks make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the poultry industry constituted approximately 18% of the Banks' total loans at December 31, 1998.

         The Banks have engaged in secondary-market mortgage activities, obtaining commitments, through intermediaries, from secondary mortgage purchasers to purchase mortgage loans originated by the Banks. Based on these commitments, the Banks originate mortgage loans on terms corresponding to such commitments and generates fee income to supplement its interest income. No mortgage loans are held by the Banks for resale nor are any loans held for mortgage servicing.

         Real Estate Loans. Loans secured by real estate are the primary component of the Banks' loan portfolio, constituting approximately $88 million, or 67%, of the Banks' total loans at December 31, 1998. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans but exclude home equity loans, which are classified as consumer loans.

         Commercial Loans. The Banks make loans for commercial purposes in various lines of businesses. At December 31, 1998, the Banks held approximately $27 million, or 21% of the Banks' total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

         Consumer Loans. The Banks make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 1998, the Banks held approximately $14 million in consumer loans, representing 11% of the Banks' total loans.

         Loan Approval and Review. The Banks' loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers' loan committee. Individual officers' lending limits range from $15,000 to $100,000, depending on seniority and type of loan. The officers' loan committee, which consists of the president, executive vice president and senior lending officer, has a lending limit of $150,000 for secured loans. Loans between $150,000 and $300,000 must be approved by a directors' loan committee, which is made up of the president, the senior lending officer and three outside directors. Loans above $300,000 require approval by the majority of the full Board of Directors.

         Each of the Banks has a continuous loan review procedure involving multiple officers of each of the respective Banks which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Banks' have employed an in-house specialist to review all loans in excess of $100,000.

Deposits

         The Banks offer a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Banks are authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries (such as private trusts). Qualified deposits are insured by the FDIC in an amount up to $100,000.

         The following table sets forth the mix of depository accounts at the Banks as a percentage of total deposits at December 31, 1998.

                                   Deposit Mix

                                                                                      December 31, 1998
                                                                                      -----------------
         Non-interest bearing demand............................................              5.7%
         Interest-bearing demand................................................             29.3%
         Savings................................................................             17.7%
         Time Deposits..........................................................             31.5%
         Certificates of Deposit of $100,000 or more............................             15.8%
            Total...............................................................            100.0%

         Both of the Banks are members of the Cirrus ATM network of automated teller machines, which permits the Banks' customers to perform certain transactions in numerous cities throughout Georgia and in other states. Gilmer County Bank's charter provides that Gilmer County Bank has trust powers but only upon application to the DBF. To date, Gilmer County Bank has not submitted and has no plans to submit such an application. First National does not have trust powers.

Competition and Market Area

         The banking business is highly competitive. The Banks compete as financial intermediaries with other commercial banks, thrift institutions, credit unions, and money market mutual funds operating in Ellijay, Gilmer County and Blairsville, Union County, Georgia and elsewhere. Some banks with which the Banks compete have significantly greater resources and higher lending limits (by virtue of their greater capitalization). Credit unions and money market mutual funds with which the Banks compete may have competitive advantages as a result of being subject to different, and possibly less stringent, regulatory requirements.

         Gilmer County Bank serves the areas of Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. First National serves the areas of Union County, Towns County and Fannin County, Georgia.

         As of December 31, 1998, three non-locally owned banks had offices in Gilmer County and two locally owned banks had offices in Blairsville. The Bank of Ellijay, which is owned by Century South Banks, Inc., a bank holding company headquartered in Gainesville, Georgia, operates a main office and one branch office in Gilmer County. RegionsBank, an Alabama bank holding company, operates two offices in Gilmer County. United Community Bank, a branch of Peoples Bank in Fannin County, maintains a branch office in Gilmer County. Bank of Blairsville, a branch of Bank of Hiawassee, operates an office in Blairsville. Union County Bank, headquartered in Blairsville, operates an office in Blairsville. In addition, many local businesses and individuals have deposits outside the primary service areas of Gilmer County Bank and First National.

         Recent legislation enacted by the Georgia General Assembly allow banks in Georgia to establish de novo branch banks in areas in which the Banks serve, which branches, if established, would also compete with the Banks. See "Supervision and Regulation--Regulation and Legislative Changes."

Monetary Policies

         The results of operations of the Company and the Banks are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Banks.


                           SUPERVISION AND REGULATION

         The Company and the Banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Banks may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

The Company

         The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with and subject to the regulation of the Federal Reserve under the BHC Act. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such other reports and information as may be required under the BHC Act. The Federal Reserve may conduct examinations of the Company and the Banks to determine whether such institutions are in compliance with the regulations promulgated under the BHC Act.

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

         The Company is also subject to regulation as a bank holding company under the Georgia Financial Institutions Code (the "Code"), which requires registration and filing of periodic information with the DBF. Registration with the DBF includes information relating to the financial condition, operations, management and inter-company relationships of the Company and the Banks. The DBF may also require such other information or make examinations as is necessary to keep itself informed as to whether the Company is in compliance with the provisions of Georgia law and the regulations and orders promulgated or issued thereunder.

         Under the provisions of the Code, it is unlawful without the prior approval of the DBF (i) for any bank holding company to acquire direct or indirect ownership or control of more than

5% of the voting shares of the Banks; (ii) for any bank holding company or a subsidiary thereof (other than a bank) to acquire all or substantially all of the assets of a bank; or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful under the Code for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any presently operating bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

The Banks

         Gilmer County Bank is a banking institution incorporated under the laws of the State of Georgia and subject to examination by the DBF. The DBF regulates all areas of Gilmer County Bank's commercial banking operations, including reserves, loans, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations.

         First National is a national banking association and a member of the Federal Reserve System. The OCC is the primary regulator for the Bank. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

         Additionally, each of the Banks is insured and regulated by the FDIC. The major functions of the FDIC with respect to insured banks include paying off depositors to the extent provided by law in the event a bank is closed without adequate provisions having been made to pay the claims of depositors, acting as the receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve System, such as Gilmer County Bank, to determine the condition of such banks for insurance purposes. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continued, or assumed bank is an insured non-member state bank. The FDIC closely examines non-member banks for compliance with certain federal statutes such as the Community Reinvestment Act of 1977 (the "CRA") and the Truth-in-Lending Act.

Dividends

         The Company is a legal entity separate and distinct from the Banks. The principal source of cash flow for the Company are dividends from the Banks. There are various statutory and regulatory limitations on the payment of dividends by the Banks, as well as by the Company to its shareholders.

         The payment of dividends by the Company and the Banks may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC issued a policy statement that provides that insured banks should generally only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See "--Capital Adequacy--FDICIA."

         Gilmer County Bank. Under Georgia law, Gilmer County Bank must obtain approval of the DBF before it may pay cash dividends out of retained earnings if
(1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or
(3)
the ratio of equity capital to adjusted assets is less than 6%. As discussed below, additional capital requirements imposed by the DBF may limit the Banks' ability to pay dividends to the Company. See "--Capital Adequacy."

         First National. As a national bank, First National may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         First National is also subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. First National is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. First National is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Capital Adequacy

         Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

         FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

         The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or
(vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. Tier 1 capital includes stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "--FDICIA."

         The Federal Reserve has also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks, respectively. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the regulatory agencies will continue to consider a tangible Tier 1 leverage ratio and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

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

         DBF Capital Requirements. Notwithstanding the uniform risk-based capital guidelines and leverage ratios discussed above, regulatory authorities have the discretion to set individual minimum capital requirements for the specific institutions at rates significantly exceeding the above minimum guidelines and ratios. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation, after which time Gilmer County Bank became subject to a 6% primary capital ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         FDICIA. FDICIA was enacted on December 19, 1991 in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. Among other matters, the FDICIA requires that all depository institutions with assets in excess of $150 million, or such larger threshold as may be established by the FDIC (currently $500 million), prepare and submit to the FDIC and appropriate federal and state banking regulators annual financial statements that have been audited by independent public accountants, file reports prepared by the depository institutions containing a statement by management of its responsibilities and by the depository institutions' independent public accountant attesting to the accuracy of management's annual assessment of its financial reporting, internal controls and regulatory compliance, and establish an audit committee composed of members of the board of directors who are independent of management. The FDIC has provided by regulation that these provisions of the FDICIA do not apply to depository institutions with assets less than $500 million. An enactment of the FDICIA has also resulted in the promulgation of regulations by regulatory agencies which will tend to restrict to some degree the real estate lending practices of financial institutions. The FDICIA otherwise provides for additional supervision and regulation of financial institutions.

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

---------------------

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

Federal Deposit Insurance Premiums and Assessments

         The deposits of the Banks are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), are maintained for commercial banks and thrifts, with insurance premiums from the banking industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Banks have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to the BIF or the SAIF from $0.23 to $0.31 per $100 of insured deposits depending on their capital levels and risk profile, as determined by their primary federal regulator on a semi-annual basis.

         Once the designated ratio for the BIF was reached in May 1995, the FDIC was authorized to reduce the minimum assessment rate below the 23 basis points and to set future assessment rates at such levels that would maintain the fund's reserve ratio at the designated level. In August 1995, the FDIC adopted regulations reducing the assessment rates for BIF-member banks. Subsequently, on November 14, 1995, the FDIC announced that, beginning in 1997, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size. At the same time, the FDIC elected to retain the existing assessment rate range for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. Thrift industry representatives argued that this significant premium disparity resulted in savings associations having to operate at a competitive disadvantage to their BIF insured bank counterparts.

         On September 30, 1996, the President signed the Deposit Insurance Fund Act of 1996 ("DIFA"). DIFA mandated that the FDIC impose a one-time special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25% as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995. DIFA provides that the FDIC may not set semi-annual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio. On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment to recapitalize the fund in the amount of 65.7 basis points for SAIF members.

         In addition, DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF."

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Regulatory and Legislative Changes

         Georgia Interstate Banking Act. The Company and the Banks are also subject to other state and federal governmental regulations. On March 16, 1994, the Georgia General Assembly adopted the Georgia Interstate Banking Act (the "Georgia Act"). The Georgia Act revised the existing regional interstate banking law to expand the scope nationwide. The Georgia Act, as amended by the 1996 Georgia Interstate Banking Act, permits bank holding companies located in any state outside of Georgia to acquire Georgia banks, or to acquire bank holding companies owning Georgia banks. However, the Georgia Act retains the existing prohibition, subject to certain limitations, on acquiring banks in operation less than five years. Further, the board of directors of a Georgia bank or bank holding company may adopt a resolution to exempt its bank or bank holding company from acquisition under the Georgia Act. Finally, any future acquisition of Gilmer County Bank must receive prior approval from the Federal Reserve and the DBF.

         Georgia Intrastate Banking Act. The Georgia General Assembly recently enacted legislation (the "Georgia Intrastate Banking Act") altering the public policy of the State regarding intrastate branch banking. Essentially, the legislation allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, any Georgia bank or group of affiliated banks under a single holding company were permitted, subject to certain restrictions, to establish new or additional branch banks in any three counties in the State of Georgia in which the bank or group of banks were not currently operating. Effective July 1, 1998, the restrictions on the number of de novo branch banks which could be established lapsed.

         Several federal statutes impact the ways in which the Banks conduct business, include FDICIA, the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDRIA"), and the Interstate Banking Act.

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

         Interstate Banking Act. The Interstate Banking Act, enacted September 29, 1994, permits, among other things, bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997 (unless state legislators act to "opt-out" of this provision), to acquire banks in any state one year after the effective date of the Interstate Banking Act, and to establish de novo branches across state lines if the individual states into which a potential de novo entrant proposes to branch specifically pass legislation to "opt-in."

         Under the Interstate Banking Act, a bank could merge, beginning on June 1, 1997, with a bank in another state if the transaction did not involve a bank in a home state which had enacted a law after the date of enactment of the Interstate Banking Act and before June 1, 1997 that applied equally to all out of state banks and expressly prohibited such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such state law. States were also allowed to permit merger transactions before June 1, 1997. Georgia elected to allow such mergers beginning June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out of state bank to acquire a branch without acquiring the bank; Georgia has not authorized such transactions. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

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

         Other Regulatory Initiatives. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the CRA which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Gilmer County Bank was examined for CRA compliance in May 1996 and received a CRA rating of 1. Prior to the Conversion, First National was examined for CRA compliance in April 1996 and received a rating of "satisfactory".

         Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Housing and Urban Development Agency, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

         On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where this is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

         On July 3, 1997, President Clinton signed legislation to clarify that branches of state-chartered banks operating in host states are covered by the laws of their home chartering state. The Riegle-Neal Amendment Act of 1997 is intended to preserve the dual banking system by subjecting state banks only to the rules of their chartering states.

         Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHCA to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.


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

                                Average Balances, Interest Income/Expense and Yields/Rates
                                                 Taxable Equivalent Basis

                                                   Year Ended December 31, 1998            Year Ended December 31, 1997
                                              -------------------------------------     -----------------------------------
                                               Average       Income/         Yield/     Average       Income/        Yield/
                                               Balance       Expense          Rate      Balance       Expense         Rate
                                               -------       -------          ----      -------       -------        -----
                                                                  (amounts in thousands, except percentages)
Assets

Earning assets:
  Loans, net of unearned income (1) ....      $  95,353       $ 9,645         10.12%   $  74,753       $7,675         10.27%
  Securities:
     Taxable ...........................         15,919         1,009          6.34       17,498        1,160          6.63
     Tax-exempt ........................          7,943           570          7.18        3,257          258          7.92
                                              ---------       -------                  ---------       ------
  Total securities .....................         23,862         1,579          6.62       20,755        1,418          6.83
  Federal funds sold ...................          4,448           271          6.09        2,895          160          5.53
                                              ---------       -------                  ---------       ------
     Total interest-earning assets .....        123,663        11,495          9.30       98,403        9,253          9.40

Non interest-earning assets:
  Cash and due from banks ..............          3,587                                    2,170
  Premises and equipment ...............          2,419                                    1,644
  Accrued interest and other assets ....          2,551                                    1,818
  Allowance for loan losses ............         (1,141)                                    (774)
                                              ---------                                ---------
Total assets ...........................      $ 131,079                                $ 103,261
                                              =========                                =========

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
  Demand deposits ......................      $  30,238         1,444          4.78    $  22,681        1,116          4.92
  Savings deposits .....................         24,463         1,210          4.95       17,984          933          5.19
  Time deposits ........................         52,104         3,237          6.21       45,616        2,862          6.27
                                              ---------       -------                  ---------       ------
                                                106,805         5,891          5.47       86,281        4,911          5.69
Other short-term borrowings ............          4,106           178          4.34        4,471          201          4.50
Long-term debt .........................          6,649           428          6.44        2,090          150          7.18
                                              ---------       -------                  ---------       ------
     Total interest-bearing liabilities         117,560         6,497          5.54       92,842        5,262          5.67
                                              ---------       -------                  ---------       ------

Noninterest-bearing liabilities:
  Demand deposits ......................          3,940                                    3,527
  Accrued interest and other liabilities            654                                      500
  Shareholders' equity .................          8,925                                    6,392
                                              ---------                                ---------
Total  liabilities and shareholders'
   equity .............................       $ 131,079                                $ 103,261
                                              =========                                =========

Net interest income/net interest
   spread ..............................                        4,998          3.76%                    3,991          3.73%
                                                                               ====                                    ====

Net yield on earning assets ............                                       4.04%                                   4.06%
                                                                               ====                                    ====
Taxable equivalent adjustment:
   Loans ...............................                           31                                      22
   Investment securities ...............                          194                                      88
                                                              -------                                  ------
     Total taxable equivalent
       adjustment ......................                          225                                     110
                                                              -------                                  ------

Net interest income ....................                      $ 4,773                                  $3,881
                                                              =======                                  ======

----------------

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

         The following tables set forth, for the years ended December 31, 1998, 1997, and 1996 a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.



                          Rate/Volume Variance Analysis

                                                        Change                         Interest                  Variance (1)
                                     Average Volume    in Volume   Average Rate     Income/Expense  Variance   Attributed to 1998
                                     --------------    ---------   ------------     --------------  --------   ------------------
                                      1998     1997     1998-97    1998    1997      1998    1997    1998-97    Volume     Rate
                                      ----     ----     -------    ----    ----      ----    ----    -------    ------     ----
                                                                (amounts in thousands, except percentages)
Earning assets:
Loans, net of unearned
  income ....................      $ 95,353   $74,753   $ 20,600   10.12%  10.27%   $ 9,645  $7,675  $ 1,970   $ 2,084   $(114)
                                   --------   -------   --------                    -------  ------  -------   -------   -----
Investment securities:
  Taxable ...................        15,919    17,498     (1,579)   6.34    6.63      1,009   1,160     (151)     (102)    (49)
  Tax Exempt ................         7,943     3,257      4,686    7.18    7.92        570     258      312       338     (26)
                                   --------   -------   --------                    -------  ------  -------   -------   -----
    Total investment
     securities .............        23,862    20,755      3,107    6.62    6.83      1,579   1,418      161       236     (75)
                                   --------   -------   --------                    -------  ------  -------   -------   -----
Federal funds sold ..........         4,448     2,895      1,553    6.09    5.53        271     160      111        93       8
                                   --------   -------   --------                    -------  ------  -------   -------   -----

    Total earning assets ....      $123,663   $98,403   $ 25,260    9.30    9.40     11,495   9,253    2,242     2,413    (171)
                                   ========   =======   ========

Interest-bearing liabilities:
Deposits:
  Demand ....................      $ 30,238   $22,681   $  7,557    4.78    4.92      1,444   1,116      328       361     (33)
  Savings ...................        24,463    17,984      6,479    4.95    5.19      1,210     933      277       322     (45)
  Time ......................        52,104    45,616      6,488    6.21    6.27      3,237   2,862      375       403     (28)
                                   --------   -------   --------                    -------  ------  -------   -------   -----
    Total interest-bearing
     deposits ...............       106,805    86,281     20,524    5.52    5.69      5,891   4,911      980     1,086    (106)

Other short-term borrowings .         4,106     4,471       (365)   4.34    4.50        178     201      (23)      (16)    (17)
Long-term debt ..............         6,649     2,090      4,559    6.44    7.18        428     150      278       295      (7)
                                   --------   -------   --------                    -------  ------  -------   -------   -----

    Total interest-bearing
     liabilities ............      $117,560   $92,842   $ 24,718    5.53    5.67      6,497   5,262    1,235     1,365    (130)
                                   ========   =======   ========                    -------  ------  -------   -------   -----

Net interest income/net
  interest spread ...........                                       3.77%   3.73%   $ 4,998  $3,991  $ 1,007   $ 1,048   $ (41)
                                                                   =====   =====    =======  ======  =======   =======   =====

Net yield on earning assets .                                       4.04%   4.06%
                                                                   =====   =====

Net cost of funds ...........                                       5.26%   5.34%
                                                                   =====   =====

----------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                        Change                       Interest                   Variance (1)
                                     Average Volume   in Volume   Average Rate    Income/Expense   Variance  Attributed to 1997
                                   -----------------  ---------   -------------   ---------------  --------  ------------------
                                     1997      1996    1997-96    1997     1996    1997     1996    1997-96   Volume      Rate
                                                              (amounts in thousands, except percentages)
Earning assets:
Loans, net of unearned
  income ....................      $74,753   $51,008   $ 23,745   10.27%  10.23%  $7,675   $5,219  $ 2,456    $ 2,436    $  20
                                   -------   -------   --------                   ------   ------  -------    -------    -----
Investment securities:
  Taxable ...................       17,498    15,277      2,221    6.63    6.41    1,160      979      181        146       35
  Tax Exempt ................        3,257       445      2,812    7.92    8.09      258       36      222        223       (1)
                                   -------   -------   --------                   ------   ------  -------    -------    -----
    Total investment
     securities .............       20,755    15,722      5,033    6.83    6.45    1,418    1,015      403        369       34
                                   -------   -------   --------                   ------   ------  -------    -------    -----
Federal funds sold ..........        2,895     2,025        870    5.53    5.14      160      104       56         48        8
                                   -------   -------   --------                   ------   ------  -------    -------    -----

    Total earning assets ....      $98,403   $68,755   $ 29,648    9.40    9.22    9,253    6,338    2,915      2,842       73
                                   =======   =======   ========

Interest-bearing liabilities:
Deposits:
  Demand ....................      $22,681   $14,849   $  7,832    4.92    4.96    1,116      737      379        385       (6)
  Savings ...................       17,984    10,829      7,155    5.19    5.28      933      572      361        371      (10)
  Time ......................       45,616    33,365     12,251    6.27    6.37    2,862    2,127      735        768      (33)
                                   -------   -------   --------                   ------   ------  -------    -------    -----
    Total interest-bearing
     deposits ...............       86,281    59,043     27,238    5.69    5.82    4,911    3,436    1,475      1,524      (49)

Other short-term borrowings .        4,471     4,777       (306)   4.50    4.58      201      219      (18)       (14)      (4)
Long-term debt ..............        2,090        62      2,028    7.18    8.06      150        5      145        146       (1)
                                   -------   -------   --------                   ------   ------  -------    -------    -----

    Total interest-bearing
     liabilities ............      $92,842   $63,882   $ 28,960    5.67    5.73    5,262    3,660    1,602      1,656      (54)
                                   =======   =======   ========                   ------   ------  -------    -------    -----

Net interest income/net
  interest spread ...........                                      3.73%   3.49%  $3,991   $2,678  $ 1,313    $ 1,186    $ 127
                                                                  =====   =====   ======   ======  =======    =======    =====

Net yield on earning assets .                                      4.06%   3.90%
                                                                  =====   =====
Net cost of funds ...........                                      5.34%   5.32%
                                                                  =====   =====

-------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                  (Remainder of Page Intentionally Left Blank)

Securities Portfolio

         The carrying amount of securities at the end of each of the years presented is set forth in the following table:

                              Securities Portfolio

                                                        December 31,
                                                   --------------------
                                                     1998         1997
                                                   -------      -------
Securities Available-for-Sale:                    (amounts in thousands)
   U.S. Treasury and U.S. Government agencies      $13,642      $13,980
   Mortgage-backed securities ...............        1,908        1,165
   State and municipal securities ...........        5,776          -0-
   Equity securities ........................          614          400
                                                   -------      -------

     Total ..................................      $21,940      $15,545
                                                   =======      =======

Securities Held-to-Maturity:
   State and municipal securities ...........      $ 6,218      $ 4,181
                                                   =======      =======

         Average taxable securities were 66.7 percent of the portfolio in 1998 compared to the prior year level of 84.3 percent. The increase of tax exempt securities in 1998 reflects the Bank's intent to reduce the effect of federal income taxation.

         The maturities and weighted average yields of the investments in the 1998 portfolio of securities are presented below. The average maturity of the securities portfolio is 6.4 years with an average yield of 6.6 percent. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. Equity securities have been excluded since these instruments have no maturity date.

                      Security Portfolio Maturity Schedule

                                                                         Maturing
                                  --------------------------------------------------------------------------------------
                                        Within              After One But        After Five But             After
                                       One Year           Within Five Years     Within Ten Years          Ten Years
                                       --------           -----------------     ----------------          ---------
                                  Amount       Yield      Amount      Yield    Amount        Yield    Amount       Yield
                                  ------       -----      ------      -----    ------        -----    ------       -----
                                                         (amounts in thousands, except percentages)
Securities Available-for-Sale:

    U.S. Treasury ..........      $  502        6.14%      $  510      6.10%   $  -0-          -0-%   $  -0-          -0-%
    U.S. Government agencies       1,197        6.01        4,945      6.22     5,986         5.95       500         6.00
    Mortgage-backed ........         -0-         -0-        1,908      6.98       -0-          -0-       -0-          -0-
    State and municipal ....         103        5.87          104      6.84     3,395         6.54     2,176         7.12
                                  ------        ----       ------      ----    ------         ----    ------         ----
                                  $1,802        6.04       $7,467      6.50    $9,381         6.16    $2,676         6.91
                                  ======        ====       ======      ====    ======         ====    ======         ====
Securities Held-to-Maturity:

    State and municipal ....      $  250        6.04%      $1,109      6.42%   $  669         7.90%   $4,190         7.83%
                                  ======        ====       ======      ====    ======         ====    ======         ====

         There were no securities held by the Bank of which the aggregate value on December 31, 1998 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

Loan Portfolio

         The following table shows the classification of loans by major category at December 31, 1998 and 1997.

                                 Types of Loans

                                                                            December 31,
                                                ---------------------------------------------------------------------
                                                              1998                                 1997
                                                ---------------------------------      ------------------------------
                                                                      Percent                             Percent
                                                   Amount            of Total            Amount           of Total
                                                   ------            --------            ------           --------
                                                             (amounts in thousands, except percentages)

Commercial, financial and agricultural.....     $     26,883            20.7%          $    16,536           19.5%
Real estate - construction.................            8,543             6.5%                5,119            6.1%
Real estate - other (1)....................           78,965            60.8%               50,928           60.2%
Consumer...................................           13,743            10.5%               10,835           12.8%
Other loans................................            1,697             1.5%                1,166            1.4%
                                                ------------           -----           -----------          -----
                                                     129,831           100.0%               84,584          100.0%
                                                                       =====                                =====

Less:
Allowance for loan losses..................            1,686                                   930
                                                ------------                           -----------

Net loans..................................     $    128,145                           $    83,654
                                                ============                           ===========


--------------

(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.


         The following table shows the maturity distribution of selected loan classifications at December 31, 1998 and an analysis of these loans maturing in over one year.

              Selected Loan Maturity and Interest Rate Sensitivity

                                                                                 Rate Structure for Loans
                                                     Maturity                     Maturing Over One Year
                                 -------------------------------------------   ----------------------------
                                               Over One
                                   One           Year       Over               Predetermined    Floating or
                                 Year or       Through      Five                 Interest       Adjustable
                                   Less       Five Years   Years       Total       Rate            Rate
                                 --------     ----------   -----      -------  --------------  ------------
                                                         (amounts in thousands)
Commercial, financial
   and agricultural ........      $14,516      $12,099      $268      $26,883      $9,523        $2,844
Real estate - construction .        8,543          -0-       -0-        8,543         -0-           -0-
                                 --------     ----------   -----      -------  --------------  ------------
     Total .................      $23,059      $12,099      $268      $35,426      $9,523        $2,844
                                 ========     ==========   =====      =======  ==============  ============

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1998 and 1997.

                              Nonperforming Assets

                                                                        December 31,
                                                                 -------------------------
                                                                     1998          1997
                                                                 ---------      ----------

                                                           (amounts in thousands, except ratios)
Nonaccruing loans .................................              $       4        $   15
Loans past due 90 days or more ....................                     23            13
Restructured loans ................................                    -0-           -0-
                                                                 ---------        ------
Total nonperforming loans .........................                     27            28
Nonaccruing securities ............................                    -0-           -0-
Other real estate .................................                    -0-           -0-
                                                                 ---------        ------

Total nonperforming assets ........................              $      27        $   28
                                                                 =========        ======

Ratios:
  Loan loss allowance to total nonperforming assets                  62.44         33.21
                                                                 =========        ======
  Total nonperforming loans to total loans
     (net of unearned interest) ...................                 0.0002        0.0003
                                                                 =========        ======
  Total nonperforming assets to total assets ......                 0.0001        0.0002
                                                                 =========        ======

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

Summary of Loan Loss Experience

         The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $1,686,395 in the allowance for loan losses at December 31, 1998 (1.2% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank's loan portfolio.

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for each of the last three fiscal years:

                        Analysis of Loan Loss Experience

                                                              1998          1997          1996
                                                              ----          ----          ----
                                                          (amounts in thousands, except ratios)
Allowance for loan losses at beginning of year ......      $    930       $   655       $   325
Adjustment of business acquisition ..................           557           -0-           -0-
Loans charged off:
   Commercial, financial, and agricultural ..........            32            95           -0-
   Real estate-construction .........................           -0-            45           -0-
   Real estate - other ..............................           -0-             2             6
   Consumer .........................................           104            85            32
                                                           --------       -------       -------
     Total loans charged off ........................           136           227            38
                                                           --------       -------       -------
Recoveries on loans previously charged off:
   Commercial, financial, and agricultural ..........             6             2           -0-
   Real estate-construction .........................           -0-             8           -0-
   Real estate-other ................................           -0-             1           -0-
   Consumer .........................................            29            11           -0-
                                                           --------       -------       -------
     Total recoveries on loans previously charged off            35            22           -0-
                                                           --------       -------       -------

Net loans charged off ...............................           101           205            38
                                                           --------       -------       -------

Provisions for loan losses ..........................           300           480           368
                                                           --------       -------       -------

Allowance for loan losses at end of period ..........      $  1,686       $   930       $   655
                                                           ========       =======       =======

Loans, net of unearned income, at end of period .....      $129,831       $84,584       $64,962
                                                           ========       =======       =======

Average loans, net of unearned income, outstanding
   for the period ...................................      $ 95,353       $74,753       $51,008
                                                           ========       =======       =======

Ratios:
Allowance at end of period to loans, net of
   unearned income ..................................          1.02%         1.10%         1.01%
Allowance at end of period to average loans,
   net of unearned income ...........................          1.70%         1.24%         1.28%
Net charge-offs to average loans, net of
   unearned income ..................................           .10%          .27%          .07%
Net charge-offs to allowance at end of period .......          5.90%        22.04%         5.80%
Recoveries to prior year charge-offs ................         15.40%        57.89%         -0-%


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

         Management allocated the reserve for loan losses to specific loan classes as follows:

                     Allocation of Allowance for Loan Losses

                                                              December 31,
                                                 ---------------------------------------
                                                        1998                  1997
                                                 ------------------   ------------------
                                                           Percent              Percent
                                                 Amount    of Total   Amount    of Total
                                                 ------    --------   ------    --------
                                               (amounts in thousands, except percentages)
Domestic Loans (1)
     Commercial, financial and agricultural      $  421       25%      $186       20%
     Real estate - construction ...........         118        7         55        6
     Real estate - other ..................         894       53        567       61
     Consumer .............................         253       15        122       13
                                                 ------      ---       ----      ---

        Total .............................      $1,686      100%      $930      100%
                                                 ======      ===       ====      ===

--------------

(1)      The Bank had no foreign loans.


Deposits

         The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 1998 and 1997 are as follows:

                                                     Years ended December 31,
                                          --------------------------------------------
                                                   1998                   1997
                                          --------------------    --------------------
                                          Amount          Rate    Amount          Rate
                                          ------          ----    ------          ----
                                           (amounts in thousands, except percentages)
Noninterest-bearing demand deposits      $  3,940          -0-%   $ 3,527          -0-%

Demand ............................        30,238         4.78%    22,681         4.92%
Savings ...........................        24,463         4.95%    17,984         5.19%
Time deposits .....................        52,104         6.21%    45,616         6.27%
                                         --------                 -------
    Total interest-bearing deposits       106,805         5.47%    86,281         5.69%
                                         --------                 -------
       Total average deposits .....      $110,745         5.32%   $89,808         5.47%
                                         ========                 =======


                  (Remainder of Page Intentionally Left Blank)

         The two categories of lowest cost deposits comprised the following percentages of average total deposits during 1998: average noninterest-bearing demand deposits, 3.6 percent; and average interest-bearing demand deposits, 27.3 percent. Of average time deposits, approximately 13.7 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Bank at December 31, 1998 are summarized in the table below.

                        Maturities of Large Time Deposits

                                                Time
                                            Certificates
                                             of Deposit
                                             ----------
                                        (amounts in thousands)
Three months or less .........                $ 5,255
Over three through six months                   4,529
Over six through twelve months                  8,469
Over twelve months ...........                  7,695
                                              -------

  Total ...................                   $25,948
                                              =======


Return on Equity and Assets

         The following table summarizes certain financial ratios for the Company for the years ended December 31, 1998 and 1997.

                           Return on Equity and Assets

                                            Years ended December 31,
                                            ------------------------
                                               1998          1997
                                            ---------      ---------

Return on average assets .............           .92%        .98%
Return on average equity .............         13.50       15.90
Dividend payout ratio ................           -0-         -0-
Average equity to average assets ratio          6.80        6.19


                  (Remainder of Page Intentionally Left Blank)

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1998, 1997 and 1996. All averages are daily averages.

                                                                                              Years ended December 31,
                                                                             ------------------------------------------------------
                                                                                     1998             1997                1996
                                                                             -----------------    -------------     ---------------
                                                                             (amounts in thousands except per share data and ratios)
Consolidated Statement of Operations Data
   Interest income........................................................       $    11,271      $     9,143       $     6,311
   Interest expense.......................................................             6,498            5,262             3,660
   Net interest income....................................................             4,773            3,881             2,651
   Provision for loan losses..............................................               300              480               368
   Non-interest income....................................................               529              385               253
   Non-interest expense...................................................             3,221            2,385             1,715
   Net income.............................................................             1,208            1,018               517

Per Share Data
   Net income - basic.....................................................              1.04%             .88               .45
   Net income - diluted...................................................               .99%             .87               .45
   Cash dividends.........................................................               -0-%             -0-               -0-
   Shareholders' equity (book value) at period end .......................              8.68%            6.04              5.10

Consolidated Balance Sheet Data
   Loans..................................................................       $   129,831      $    84,584       $    64,962
   Deposits...............................................................           163,861           95,348            81,148
   Average equity.........................................................             8,925            6,392             5,503
   Average assets.........................................................           131,079          103,261            72,346
   Total assets...........................................................           189,745          112,181            93,154

Ratios
   Return on average assets...............................................              .92%              .98%              .71%
   Return on average equity...............................................            13.50             15.90              9.40
   Dividend payout ratio..................................................              -0-               -0-               -0-
   Average equity to average assets.......................................             6.80              6.19              7.61
   Total capital..........................................................             7.88              9.33             10.30
   Tier 1 capital.........................................................             6.64              8.23              9.40
   Leverage ratio.........................................................             4.99              6.40              5.90


Item 2.   Properties

         The Company's offices are located in the Gilmer County Bank's main office at 829 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The office building, which contains 9,780 square feet, and the land on which it is located, which is approximately 1.22 acres, are owned by Gilmer County Bank. The building houses offices, operations, storage, and a lobby. The main banking office of First National is located at 236 Highway 515, Blairsville, Georgia. This office, which opened in November 1996 and contains approximately 11,900 square feet, and the land on which it is located are owned by First National.

         In May 1998, the Company purchased a 1,250 sq. ft. brick building near Gilmer County Bank's existing facility for a purchase price of $155,000. The building is located on seven-tenths of an acre. On March 29, 1999, the Company sold the building and the property for $155,000.

         In October 1998, the Company entered into a lease for an 0.88 acre parcel of unimproved land located on First Avenue in East Ellijay, Gilmer County, Georgia. The lease commenced on January 1, 1999 and has a 30 year term. The lease payments are $2,500 per annum initially, and increase at a rate of 2% per annum starting in the fourth year of the lease. The Company plans to use the land to build a branch office of Gilmer County Bank, although no date has been set for such expansion.

         Management believes that the physical facilities maintained by the Banks are suitable for its current operations.

Item 3.   Legal Proceedings

         The Company is not aware of any material pending legal proceedings to which the Company or the Banks are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to the business of the Banks.

Item 4.   Submission of  Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Report.


                  (Remainder of Page Intentionally Left Blank)

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

Market Information

         There is no established trading market for the Company's Common Stock, $5.00 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded. In 1998, Interstate/Johnson Lane Corporation was approved as a market maker for the Company's Common Stock.

         In May 1998, the Company effected a two-for-one share split of its Common Stock (the "Stock Split") in the form of a common stock dividend, payable on or about May 15, 1998 to shareholders of record as of the close of business on May 1, 1998. All amounts presented in this Report and in the financial statements are adjusted to reflect the Stock Split. This net effect of the Stock Split did not change total shareholders' equity.

         Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold. The following table sets forth the estimated price range for sales of Common Stock for each quarter of the last two fiscal years, as adjusted for the Stock Split on May 15, 1998. The following data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.


                                                                                   Estimated Price Range
                                                                                          Per Share
                                                                                   ---------------------

                                                                                   High            Low
                                                                                   ----            ---
         1997:
         First Quarter.......................................................      $ 8.00         $ 8.00
         Second Quarter......................................................        9.25           9.00
         Third Quarter.......................................................       11.00           8.00
         Fourth Quarter......................................................       10.50           9.25

         1998:
         First Quarter.......................................................      $11.75         $11.75
         Second Quarter......................................................       15.00          15.00
         Third Quarter.......................................................       20.00          15.00
         Fourth Quarter......................................................       20.00          20.00

         At March 29, 1999, the Company had 1,323,188 shares of Common Stock outstanding held by approximately 768 shareholders of record.

Recent Sales of Unregistered Securities

         In November 30, 1998, the Company sold 132,500 shares of the Company's Common Stock in a private placement to three institutional accredited investor at a price of $20.00 per share. The aggregate gross proceeds of the private placement were $2.65 million. The Company used all of the proceeds to fund a portion of the purchase price of its acquisition of First National. Under the terms of the private placement, each of the purchasers is entitled to certain registration rights with respect to the shares of Common Stock purchased by such purchaser.

         On November 30, 1998, the Company issued 10,668 shares of its Common Stock to the Company's 401(k) plan at a price of $20.00 (total purchase price of $213,360). On March 16, 1998, the Company issued 8,646 shares of its Common Stock to the Company's 401(k) plan at a price of $11.25 per shares (total purchase price of $97,267.50). On

February 26, 1998, the Company repurchased 14,000 shares of its Common Stock from one of the Company's directors at a price of $11.00 per share (total purchase price of $154,000).

Dividends

         Gilmer County Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. First National is subject to restrictions on the payment of dividends under federal law and the regulations of the OCC. In March 1998, Gilmer County Bank paid a $500,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.

         The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. See "Supervision and Regulation--Dividends." The primary source of funds available for the payment of cash dividends by the Company are dividends from the Banks. There are various statutory and regulatory limitations on the payment of dividends by the Banks, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has not paid any dividends to date.


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

Results of Operations

         Earnings Summary

         The Company's net income of $1,208,231 for the year ended December 31, 1998 represents an increase of $190,425 from the net income of $1,017,766 for the year ended December 31, 1997. The Company's net income in 1997 represented an increase of $501,030 over net income of $516,736 in 1996. The increase in net income for these periods relates to the growth in the Gilmer County Bank's deposit and loan base as well as an increase in Gilmer County Bank's net interest margin and interest rate spread.

         After restatement for the 2-for-1 stock split in 1998, earnings per share increased to $1.04 ($.99 on a fully diluted basis) in 1998 compared to a $.88 per share net income in 1997 and a $0.45 per share net income in 1996. Return on average assets, which reflects the Banks' abilities to utilize their assets, was .92% in 1998, compared with .98% in 1997 and .71% in 1996. Return on average shareholders' equity decreased to 13.5% in 1998 compared with 15.9% in 1997, due to the acquisition of First National.

Comparison of Years Ended December 31, 1998 and 1997

         Net Interest Income

         Net interest income is the principal source of the Banks' earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income was $4,772,773 in 1998, compared to $3,880,715 in 1997, representing an increase of 23.0%. This increase was caused by the growth of the Bank's deposit base and loan portfolio.

         Interest and fees earned on loans increased 25.6% from $7,652,481 in 1997 to $9,614,165 in 1998. The increase was primarily from the increase in volume of average loans from approximately $74,753,000 in 1997 to approximately $95,353,000 in 1998.

         Interest earned on taxable securities decreased 13.1% from $1,160,497 in 1997 to $1,009,595 in 1998, while interest earned on non-taxable securities increased from $205,883 to $376,157 during the same period. The variance in the income figures reflects management's strategy to decrease income taxes by investing in tax-free municipal bonds.

         The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1998 was 4.04% compared to a net interest rate margin of 4.06% in 1997.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.76% in 1998 compared to 3.73% in 1997.

         The following tabulation presents certain net interest income data without modification for assumed tax equivalency:


                                                                                Years ended December 31,

                                                                          1998            1997             1996
                                                                       ------------    -----------    ------------

Rate earned on earning assets......................................        9.30%         9.40%            9.22%
Rate paid on borrowed funds........................................        5.54%         5.67%            5.73%
Interest rate spread...............................................        3.76%         3.73%            3.49%
Net yield on earning assets........................................        4.04%         4.06%            3.90%


         During 1998, interest on federal funds sold increased $109,396 (68.5%) from 1997. This increase in income is the result of maintaining larger average federal funds balances with correspondent banks of approximately $4,448,000 and $2,895,000 in 1998 and 1997, respectively. The average yield for such years was 6.09% and 5.53%, respectively.

         Interest Expense

         Total interest expense increased $1,235,966 (23.5%) from $5,262,253 in 1997 to $6,498,219 in 1998. This increase was the combined effect of an increase in the average balance of interest-bearing deposits to approximately

$106,805,000 in 1998 from approximately $86,281,000 in 1997. The average rate paid on deposits in 1998 and 1997, respectively was 5.47% and 5.69%. The effect of these changes increased the interest expense on interest-bearing deposits to $5,891,778 in 1998 from $4,911,266 in 1997, and increase of $980,532 (20.0%).

         Noninterest Income

         Noninterest income for 1998 and 1997 totaled $528,921 and $378,996, respectively. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Banks' deposit base. Other operating income increased from $161,086 in 1997 to $251,717 in 1998, primarily due to an increase in credit card fees earned by the Banks.

         Noninterest Expenses

         Noninterest expenses totaled $3,221,213 in 1998 and $2,379,358 in 1997. Salaries and benefits increased $342,287 (29.6%) to $1,496,743 in 1998, due to the Banks' increased staffing to accommodate the growth in the Banks' loans and deposits, as well as, the acquisition of First National in November 1998. Furniture and equipment expenses increased $102,448 (68.1%) in 1998 due to increased data processing costs and the cost associated with expanded facilities. Other operating expenses increased $321,353 (32.9%) to 1,298,630 in 1998 due mainly to increase in advertising and supplies.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                    Years ended December 31,

                                                                           1998           1997               1996
                                                                        ----------     ----------         ----------
                                                                                   (amounts in thousands)

Salaries and employee benefits....................................      $  1,438       $   1,154          $    893
Occupancy expense.................................................           173              96                96
Furniture and equipment expense...................................           253             150               126
Director and committee fees.......................................           127             119                19
Advertising.......................................................           191             122                93
Checking account expense..........................................            39              33                29
Data processing...................................................           128              87                47
Insurance.........................................................            52              56                27
Postage...........................................................            87              70                52
Professional and regulatory fees..................................           146             195               121
Supplies..........................................................           143             117               106
Correspondent bank charges........................................            35              35               -0-
Taxes and licenses................................................            36              26                22
Other.............................................................           373             119                84
                                                                        ----------     ----------         ----------
  Total...........................................................      $    3,221     $    2,379         $    1,715
                                                                        ==========     ==========         ==========


         Income Taxes

         The Company's net operating income of $1,780,481 in 1998 resulted in $572,250 (32.1%) of income tax expense. Net operating income for 1997 was $1,400,353 with a related income tax expense of $382,587.

Comparison of Years Ended December 31, 1997 and 1996

         Net Interest Income

         Net interest income was $3,880,715 in 1997, as compared to $2,651,070 in 1996, representing an increase of $1,229,645, or 46.4%. This increase was caused by the growth of Gilmer County Bank's deposit base and loan portfolio as well as an increase in the Gilmer County Bank's interest rate spread and net interest margin.

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

         Noninterest Income

         Noninterest income for 1997 and 1996 totaled $384,831 and $252,946, respectively. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in Gilmer County Bank's deposit base. Other noninterest income increased from $85,055 in 1996 to $161,086 in 1997, primarily due to an increase of approximately $39,562 in credit card fees earned by the Bank in 1997.

         Noninterest Expenses

         Noninterest expenses totaled $2,379,358 in 1997 and $1,715,372 in 1996. Salaries and benefits increased $261,464 (29.3%) to $1,154,456, which reflects the Bank's increased staffing to accommodate the growth in Gilmer County Bank's loans and deposits. Furniture and equipment expenses increased $23,919 (18.9%) primarily due to depreciation on equipment of $98,296 in 1997 ($8,070 over 1996) and repair and maintenance costs of $51,671

($15,459 over 1996). Other operating expenses increased $377,501 (62.9%). Directors' fees increased $100,422 due to payments made by the Company in the first full year the Company paid directors' fees. The $73,411 increase in professional fees was primarily attributable to compliance with reporting requirements under the federal securities laws.


         Income Taxes

         The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $382,587 (27.3%) for 1997 on pre-tax income of $1,400,353. The tax for 1996 was $303,908
(37%) on income of $820,644 and for 1995 was a benefit of ($126,952) (34%) on a loss of $373,644. The 1997 tax amount and rate is lower than the statutory federal tax rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from federal taxation. In 1997 the effective tax rate was 80.3 percent of the statutory federal tax rate compared to 108.8 percent in 1996. A more detailed explanation of income tax expense is included in the accompanying Notes to Consolidated Financial Statements.

Financial Condition

         Earning Assets

         The Banks' earning assets, which include deposits in other banks, federal funds sold, securities and loans, averaged $123,663,000 in 1998 or 94.3% of average total assets compared to $98,403,000 or 95.3% of average total assets in 1997. The mix of average earning assets comprised the following percentages:



                                                                1998            1997
                                                              --------        --------
Deposits in other banks.....................................      -0-%            -0-%
Federal funds sold..........................................     3.60%            2.94%
Investment securities.......................................    19.30%           21.10%
Loans.......................................................    77.20%           75.96%


         The mix of average earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

         The Banks have intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

         Loans

         Loans made up the largest component of the Banks' earning assets. At December 31, 1998, the Banks' total loans were $129,831,095 compared to total loans of $84,583,853 at the end of 1997. In 1998, average net loans represented 77.1% of average earning assets and 72.7% of total average assets, while in 1997, average net loans represented 76.0% of average earning assets and 72.4% of average total assets. This was the result of an increase in loan demand in the Banks' market area, combined with an increase in the Banks' market share of loans in such area. The ratio of total loans to total deposits was 79.2% in 1998, and 88.7% in 1997.

         Securities and Federal Funds Sold

         The Banks have classified their securities as either available-for-sale or held-to-maturity, depending on whether the Banks have the intent and ability to hold such securities to maturity. At December 31, 1998, $21,940,281 was classified as available-for-sale, while at December 31, 1997, $15,544,585 of the Banks' securities were classified as available-for-sale. Securities classified as held-to-maturity were $6,218,354 at year-end 1998, and $4,181,021 at year-end 1997.

         The composition of the Banks' securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Banks' interest rate position while at the same time producing adequate levels of interest income. For securities classified as held-to-maturity, it is the Company's intentions for the Banks to hold such securities for the foreseeable future. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1998, gross sales amounted to $9,515,761 and maturities amounted to $11,597,617, representing 40% and 55.9% of the average portfolio, respectively. Net gains associated with these transactions were $15,950. Gross unrealized gains at year end 1998 amounted to $423,178 and unrealized losses amounted to $30,074. During 1997, gross securities sales were $9,982,814 and maturities were $8,513,974 representing 48.1% and 41.0%, respectively, of the average portfolio for the year. Net losses associated with sales and maturities totaled $78 in 1997. Gross unrealized gains in the portfolio amounted to $171,823 at year end 1997 and unrealized losses amounted to $29,090.

         Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Banks' purchases of mortgage-backed securities during 1998 and 1997 did not include securities with these characteristics. The recoverability of the Banks' investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

         Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold at December 31, 1998, was $18,392,213 and $1,828,000 in 1997. Average federal funds sold for 1998 was approximately $4,448,000 or 3.6% of average earning assets, and for 1997 was $2,895,000 or 2.9% of average earning assets. The large increase in year end federal funds resulted from the acquisition of First National and effective management of interest yield.

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

         Deposits and Repurchases

         The Company's primary source of funds is derived from deposits of the Banks' customers. Average deposits increased 23.3% from approximately $89,808,000 in 1997 to approximately $110,745,000 in 1998. At December 31, 1998 total deposits were $163,861,478 of which $154,573,545 (94.3%) were interest bearing. At December 31, 1997, total deposits were $95,347,946, of which $91,547,035 (96%) were interest bearing. The acquisition of First National, as well as the continued enhancement of existing products and emphasis upon better customer service, fueled the growth in the deposit base. The Company intends to emphasize attracting consumer deposits in order to expand the consumer bases of the Banks and to continue to fund asset growth.

         Securities sold under agreements to repurchase amounted to $2,478,344 at December 31, 1998 compared to $4,228,129 at December 31, 1997. The weighted average rates were 4.26% and 4.50% for 1998 and 1997, respectively. Securities sold under agreements to repurchase averaged $4,095,716 during 1998 and $4,471,499 during 1997. The maximum amount outstanding at any month end during 1998 was $4,468,355 and $4,693,265 during 1997. The total of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements.

Shareholders' Equity

         Shareholders' equity increased $4,499,641 from December 31, 1997 to December 31, 1998, due in part to net earnings of $1,208,211 and the increase in unrealized gains on securities available-for-sale totaling $90,542, net of deferred tax liability. The increase was also a result of the issuance of 19,314 shares of the Company's common stock to the Company's 401(k) plan (total purchase price $310,628), the sale of 132,500 shares of stock in a private placement in November 1998 (aggregate proceeds $2,650,000), and the issuance of 30,800 shares in connection with the exercise of options by the certain of the Company's directors (aggregate proceeds $394,240). The decrease in Shareholders' equity resulting from the purchase of 14,000 shares of Common Stock by the Company on February 26, 1998 from one of the Company's directors at a price of $11.00 per share (total purchase price of $154,000).

         All amounts presented in this Report and in the financial statements are adjusted to reflect the Stock Split in May 1998. This net effect of the Stock Split did not change total Shareholders' equity. See "Market Information".

Liquidity and Capital Resources

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

         The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (1) information systems,
(2) embedded systems located at the Banks' offices and within its off-site ATM machines, (3) third party and customer relationships, and (4) contingency planning. The Company has designated a Year 2000 compliance team, headed by its Chief Financial Officer and Chief Operating Officer, who reports to the board of directors. In addition, the Company has engaged outside consultants for purposes of conducting Year 2000 readiness assessments and remediation where necessary.

         Information Systems. The Company has identified all mission critical information ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware has been completed, and the Company has completed modification and replacement of its mission critical hardware that was not Year 2000 compliant. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance, which the Company expects to complete in the second quarter of 1999. The Company plans to complete any programming changes to critical systems and commence testing of the new programming in the early part of the second quarter of 1999. Testing of internal mission-critical systems commenced during the first quarter of 1999 and implementation is scheduled to be completed by June 30, 1999.

         Embedded Systems. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Banks' operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

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

         Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of second quarter 1999.

         Financial Implications. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. In connection with its assessment, testing and remediation of Year 2000 issues, the Company incurred costs of approximately $10,000 in 1998. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $80,000 in 1999. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans. The Company is funding its costs associated with the Year 2000 issue through its regular operating income. While the Company does not expect the cost of these efforts to be material to its financial position or its operating results, there can be no assurance to this effect.

         Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Banks. External factors, which include but are not limited to electric and telephone service, are beyond the control of the Company and the failure of such systems could have a material adverse effect on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Banks' computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

         In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely effect operations or results of operations, and does not expect implementation to have a material impact on its business, financial condition or operating results. However, there can be no assurance that the Company's and the Banks' systems will be Year 2000 ready prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, to the extent the Year 2000 issue has a material adverse effect on the business, financial condition or operating results of third parties which whom the Company has material relationships, such as other financial institutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition or operating results.

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

         Liquidity Management

         Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Banks' abilities to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Banks would not be able to perform the primary function of financial intermediaries and would, therefore, not be able to meet the production and growth needs of the communities it serves.

         The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Banks to meet the needs of their customer bases, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $23.0 million or 17.8% of the total loan portfolio at December 31, 1998 and investment securities maturing in one year or less equaled $2.1 million or 7.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 1998, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was increased to $12,000,000 in March 1998. At December 31, 1998, the outstanding balance of Gilmer County Bank's credit line was $7,407,143. See Note 9 to the Notes to Consolidated Financial Statements herein. First National also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $6,000,000. At December 31, 1998, First National did not have an outstanding balance on its credit line.

         Capital Resources

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided from the proceeds from Gilmer County Bank's initial stock offering in 1994, through draws by Gilmer County Bank on the credit line with the Federal Home Loan Bank, through draws on a line of credit with Hardwick Bank and Trust Company (described below), through a $3.6 million loan from The Bankers Bank (described below), from the proceeds of the $2.65 private placement of the

Common Stock in November 1998, and through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used the remaining $150,000 of the proceeds of the Term Loan to repay a portion of principal amounts outstanding under its former line of credit with Hardwick Bank & Trust Company ("Hardwick"). At December 31, 1998, the balance on the Term Loan was $3.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing January 1, 1999, at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal is due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on November 30, 2008. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Line of Credit. In November 1996, the Company obtained a $1 million unsecured line of credit under an agreement (the "Line of Credit Agreement") with Hardwick. On October 29, 1997 the Company and Hardwick agreed to a modification of the Line of Credit Agreement increasing the amount of credit available to the Company to $1.5 million. In November 1998, the Company paid off the Line of Credit using part of the proceeds of the Term Loan together with the dividend paid by Gilmer County Bank to the Company. Upon repayment of the Line of Credit, the Company terminated the Line of Credit Agreement.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $9.0 million at December 31, 1998. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $10.7 million at year-end 1998. The Company's percentage ratios as calculated under regulatory guidelines were 6.64% and 7.88% for Tier 1 and Total Capital, respectively, at year-end 1998. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was slightly under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at December 31, 1998 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of First National. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable minimum capital ratios. These additional steps may include limiting the payment of dividends by the Company or raising additional capital. The Company, however, cannot be assured that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.


         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At December 31, 1998, the Company's leverage ratio was 4.99% exceeding the regulatory minimum requirement of 4%.

                  (Remainder of Page Intentionally Left Blank)

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 1998 and 1997:


                                                  Capital Adequacy Ratios

                                                                                     Years ended December 31,
                                                                  Statutory      -------------------------------
                                                                   Minimum           1998               1997
                                                                -------------    -------------     -------------

                                                                                     (amounts in thousands,
                                                                                        except percentages)
Tier 1 Capital..........................................                         $  9,035           $  6,916
Tier 2 Capital..........................................                            1,686                930
                                                                                 --------           --------

Total Qualifying Capital................................                         $ 10,721           $  7,846
                                                                                 ========           ========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures).........................                         $136,122           $ 84,074
                                                                                 ========           ========

Tier 1 Risk-Based Capital Ratio.........................             4.0%            6.64%              8.23%

Total Risk-Basked Capital Ratio.........................             8.0%            7.88%              9.33%

Leverage Ratio..........................................             4.0%            4.99%              6.40%


         Gilmer County Bank; DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on Gilmer County Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 1998, Gilmer County Bank's capital ratio as calculated under the DBF standard was 6.89%.

         In March 1998, Gilmer County Bank paid a $500,000 dividend to the Company, which was used by the Company for the repayment of debt and other expenses.

         In the first quarter of 1998, Gilmer County Bank completed several expansion and renovation projects on its offices and grounds, including construction of a community center. Total expenditures on these projects aggregated $243,138 and were funded through current operations cash flow.

         First National. The applicable federal guidelines require First National to maintain a minimum risk-based total capital ratio of 8% and a Tier 1 risk-based capital ratio of 4%. At December 31, 1998, First National's total capital ratio was 12.7% and its Tier 1 capital ratio was 11.4%.

Interest Rate Sensitivity Management

         Interest rate sensitivity is a function of the repricing characteristics of the Banks' portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Bank's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

         The following tables show interest sensitivity gaps for these different intervals as of December 31, 1998.


                                            Interest Rate Sensitivity Analysis

                                               0-30         31-90       91-365         1-5       Over 5
                                               Days          Days        Days         Years       Years     Total
                                              -----         -----       ------        -----       -----     -----

Interest-earning assets (1)
  Loans...................................   $ 10,236     $ 22,782      $ 34,425    $ 56,438    $  5,946   $ 129,827
  Securities:
    Taxable...............................        280          402         1,514       7,619       6,349      16,164
    Tax-exempt............................        150          -0-           203       1,211      10,430      11,994
  Time deposits in other banks............         99           99           -0-         209         -0-         407
  Federal funds sold......................     18,392          -0-           -0-         -0-         -0-      18,392
                                             --------     -------       -------     --------    --------    --------
                                               29,157       23,283        36,142      65,477      22,725     176,784
                                             --------     --------      --------    --------    --------    --------
Interest-bearing liabilities (2)
  Demand deposits (3).....................     16,014       16,013        16,013         -0-         -0-      48,040
  Savings deposits (3)....................      9,670        9,670         9,669         -0-         -0-      29,009
  Time deposits...........................      7,143       15,900        36,892      17,590         -0-      77,525
  Other short-term borrowings (3).........        826          826           826                               2,478
  Long-term debt..........................        -0-          -0-           -0-       2,150       8,857      11,007
                                             -------      --------       -------    --------     -------    --------
                                               33,653       42,409        63,400      19,740       8,857     168,059
                                             --------    ---------      --------    --------    --------   ---------
Interest sensitivity gap..................   $ (4,496)   $(19,126)      $(27,258)   $ 45,737    $ 13,868   $   8,725
                                             ========    ========       ========    ========    ========   =========


Cumulative interest sensitivity gap.......   $ (4,496)   $(23,622)      $(50,880)   $ (5,143)   $  8,725
                                             ========    ========       ========    ========    ========
Ratio of interest-earning assets to
  interest-bearing liabilities............        .87          .55          .57         3.32        2.57
                                             ========    =========      ========     =======     =======
Cumulative ratio..........................        .87          .69           .64         .97        1.05
                                             ========    =========      ========     =======     =======

Ratio of cumulative gap to total
  interest-earning assets.................       (.03)        (.13)         (.29)       (.03)        .05
                                             ========    =========      ========     =======     =======

-----------------

(1)      Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits and other short term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of approximately 4.5 million. For the first 365 days, interest-bearing liabilities exceed earning assets by nearly $51 million. During this one year time frame, 83% of all interest-bearing liabilities will reprice compared to 50.1% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income.

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

Impact of Inflation and Changing Prices

         A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the ability of the Banks to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

         Various information shown elsewhere in this Report will assist the Company in the understanding of how well the Banks are positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

Recent Accounting Pronouncements

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined therein, and its components in financial statements issued for the fiscal years beginning after December 15, 1997. Statement No. 130 requires the inclusion in comprehensive income of the change in certain previously recognized components of shareholders's equity. In compliance with Statement No. 130, the Company has included, as an additional financial statement, Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996. For the Company, this required the inclusion of unrealized gains (losses) on investment and available for sale securities, net of taxes, arising during the respective periods. For the year ended December 31, 1998, the change in unrealized gains on securities represented an increase in net income, as reported, by $90,5542 (7.5%), net of tax. For the year ended December 31, 1997, the change in unrealized gains on securities represented an increase in net income, as reported, of $42,744 (4.2%), net of tax. For the year ended December 31, 1996, the change in unrealized gains on securities represented a decrease in net income, as reported, of $75,130 (14.5%), net of tax.

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

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

         In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement is effective for financial statements for periods beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

Conclusion

         The Company, principally through Gilmer County Bank, has experienced continued growth since it acquired Gilmer County Bank in July 1996. Additionally, the Company recently acquired First National. While management remains optimistic about the prospects for continued growth and profitability of the Company and the Banks, management does not anticipate that such growth will be at the level experienced during its initial years of operation. No assurance can be given that the Company or the Banks will continue to grow and be profitable.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "1999 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 25, 1999, is incorporated herein by reference.

Item 10.   Executive Compensation

         The information appearing under the heading "Compensation of Executive Officers and Directors" in the 1999 Proxy Statement is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 1999 Proxy Statement is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

         The information appearing under the caption "Certain Relationships and Transactions" in the 1999 Proxy Statement is incorporated herein by reference.


                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K

           (a)      The following exhibits are filed with this Report:


Exhibit Number                                          Description of Exhibit
--------------                                          ----------------------
     2.1            Purchase Sale and Assumption Agreement, dated July 10, 1998, by and between Century
                    South Banks, Inc. and the Company  (included as Exhibit 2.1 to the Current Report on
                    Form 8-K of the Company, dated November 30, 1998 (File No. 000-21383), previously filed with the Commission and incorporated herein by reference).

     3.1            Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company's
                    Registration Statement on Form 8-A, dated September 16, 1996 (File No. 000-21383), previously filed with the Commission and incorporated herein by reference).

     3.2            Bylaws of the Company (included as Exhibit 3.2 to the Company's Registration Statement
                    on Form 8-A, dated September 16, 1996 (File No. 000-21383), previously filed with the
                    Commission and incorporated herein by reference).

     4.1            Registration Rights Agreement, dated November 30, 1998, by and among the Company and
                    Community Financial Services, Inc.

   4.2        Registration Rights Agreement, dated November 30, 1998, by and among the Company and
              Ellijay Telephone Company, Inc.

   4.3        Registration Rights Agreement, dated November 30, 1998, by and among the Company and
              JBC Bancshares, Inc.

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

   10.4       Georgia Bankers Association Master 401(k) Profit Sharing Plan (filed as Exhibit 4.3(b)
              to the Company's Registration Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

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

   10.7       Loan and Stock Pledge Agreement, dated as of November 30, 1998, between the Company and The Bankers Bank.

   10.8       Promissory Note, dated November 30, 1998, issued by the Company to The Bankers Bank.

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

         (b) On December 15, 1998, the Company filed a report on Form 8-K with respect to the consummation of its acquisition of First National Bank of Union County reporting information under Items 2 and 7. On February 12, 1999, the Company filed an amendment to a report on Form 8-K/A with respect to the consummation of its acquisition of First National Bank of Union County reporting information under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             APPALACHIAN BANCSHARES, INC.


                                             By:      /s/  Tracy R. Newton
                                                --------------------------------
                                                      Tracy R. Newton, President
Date:    March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         /s/  Tracy R. Newton                                          Date: March 30, 1999
--------------------------------------------
Tracy R. Newton, President, Chief
  Executive Officer and Director
  [Principal Executive Officer]

         /s/  Kent W. Sanford                                          Date: March 30, 1999
--------------------------------------------
Kent W. Sanford, Executive Vice President,
  Chief Financial Officer and Chief Operating Officer
  [Principal Financial and Accounting Officer]

         /s/  Alan S. Dover                                            Date: March 30, 1999
--------------------------------------------
Alan S. Dover, Director

         /s/  Charles A. Edmondson                                     Date: March 30, 1999
--------------------------------------------
Charles A. Edmondson, Director

         /s/  Roger E. Futch                                           Date: March 30, 1999
--------------------------------------------
Roger E. Futch, Director

         /s/  Joseph C. Hensley                                        Date: March 30, 1999
--------------------------------------------
Joseph C. Hensley, Director

         /s/  Frank E. Jones                                           Date: March 30, 1999
--------------------------------------------
Frank E. Jones, Director

         /s/  J. Ronald Knight                                         Date: March 30, 1999
--------------------------------------------
J. Ronald Knight, Director

         /s/  P. Joe Sisson                                            Date: March 30, 1999
--------------------------------------------
P. Joe Sisson, Director

         /s/  Kenneth D. Warren                                        Date: March 30, 1999
--------------------------------------------
Kenneth D. Warren, Director

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                            FOR FINANCIAL INFORMATION

                  Appalachian Bancshares, Inc. and Subsidiaries

The management of Appalachian Bancshares, Inc. and Subsidiaries (the " Company") is responsible for the preparation, integrity, and objectivity of the financial statements, related financial data, and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                              Page(s)
                                                                                                              -------
Independent Auditors' Report................................................................................    F-3

Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.............................    F-4

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................................................................    F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1998, 1997 and 1996..........................................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................................................................    F-7

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 1998, 1997 and 1996............................................................................    F-8

Notes to Consolidated Financial Statements..................................................................    F-9


                        SCHAUER, TAYLOR, COX & VISE, P.C.

                       SCHAUER, TAYLOR, COX & VISE, P.C.



                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                               150 OLDE TOWNE ROAD
                            BIRMINGHAM, ALABAMA 35216


DOUGLAS B. SCHAUER, CPA      TELEPHONE (205) 822-3488   STEVEN W. BROWN, CPA
EDWARD R. TAYLOR, CPA        WATS (800) 466-3488        M. BRYANT KING, CPA
W. ERNEST COX, CPA            FAX (205) 822-3541        RAYMOND A. PATTON, CPA
DONALD G. VISE, CPA                                     RUSSELL D. PAYNE, CPA
                                                        MICHAEL WHITEHURST, CBA


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Appalachian Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Birmingham, Alabama
February 5, 1999

                                        /s/ Schauer, Taylor, Cox & Vise, P.C.

                                       SCHAUER, TAYLOR, COX & VISE, P.C.

AMERICAN INSTITUTE OF CPAS                            ALABAMA SOCIETY OF CPA'S

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                           DECEMBER 31, 1998 AND 1997


                                                                                          1998              1997
                                                                                    ---------------    ---------------
ASSETS
   Cash and due from banks......................................................    $     5,481,853    $     3,383,533
   Interest-bearing deposits with other banks...................................            407,229                -0-
   Federal funds sold...........................................................         18,392,213          1,828,000

   Securities available for sale................................................         21,940,281         15,544,585
   Securities held-to-maturity, estimated fair value of $6,457,522
     and $4,308,947, respectively...............................................          6,218,354          4,181,021

   Loans, net of unearned income................................................        129,831,095         84,583,853
   Allowance for loan losses....................................................         (1,686,395)          (929,590)
                                                                                    ---------------    ---------------
       NET LOANS................................................................        128,144,700         83,654,263

   Premises and equipment, net..................................................          3,940,032          1,653,043
   Accrued interest.............................................................          1,319,601            971,550
   Cash surrender value on life insurance.......................................            615,438            585,615
   Intangible, net..............................................................          2,345,055                -0-
   Other assets.................................................................            940,194            379,180
                                                                                    ---------------    ---------------
       TOTAL ASSETS.............................................................    $   189,744,950    $   112,180,790
                                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Noninterest-bearing........................................................    $     9,287,933    $     3,800,911
     Interest-bearing...........................................................        154,573,545         91,547,035
                                                                                    ---------------    ---------------
       TOTAL DEPOSITS...........................................................        163,861,478         95,347,946
   Securities sold under agreements to repurchase...............................          2,478,344          4,228,129
   Accrued interest.............................................................            665,883            188,230
   Long-term debt...............................................................         11,007,143          5,320,000
   Other liabilities............................................................            252,408            116,432
                                                                                    ---------------    ---------------
       TOTAL LIABILITIES........................................................        178,265,256        105,200,737
                                                                                    ---------------    ---------------
SHAREHOLDERS' EQUITY
   Common stock, par value $5 per share, 20,000,000 shares authorized,
     1,367,188 and 1,184,574 shares issued, respectively........................          6,835,940          5,922,870
   Treasury stock, 44,000 and 30,000 shares at cost.............................           (428,000)          (274,000)
   Capital surplus..............................................................          2,576,849            135,051
   Retained earnings............................................................          2,394,590          1,186,359
   Accumulated comprehensive income: net unrealized holding
     gains on securities available-for-sale, net of deferred income tax.........            100,315              9,773
                                                                                    ---------------    ---------------
       TOTAL SHAREHOLDERS' EQUITY...............................................         11,479,694          6,980,053
                                                                                    ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................    $   189,744,950    $   112,180,790
                                                                                    ===============    ===============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                       1998               1997              1996
                                                                 ----------------   ---------------    ---------------
INTEREST INCOME
   Interest and fees on loans.................................   $      9,614,165   $     7,652,481    $     5,205,131
   Interest on investment securities:
     Taxable securities.......................................          1,009,595         1,160,497            977,917
     Nontaxable securities....................................            376,157           170,274             24,228
   Interest on deposits in banks..............................              1,963               -0-                -0-
   Interest on federal funds sold.............................            269,112           159,716            104,021
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST INCOME..................................         11,270,992         9,142,968          6,311,297
                                                                 ----------------   ---------------    ---------------

INTEREST EXPENSE
   Interest on deposits.......................................          5,891,798         4,911,266          3,436,060
   Interest on federal funds purchased and securities sold
     under agreements to repurchase...........................            178,437           201,407            219,500
   Interest on long-term debt.................................            427,984           149,580              4,667
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST EXPENSE.................................          6,498,219         5,262,253          3,660,227
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME...........................................          4,772,773         3,880,715          2,651,070
   Provision for loan losses..................................            300,000           480,000            368,000
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........          4,472,773         3,400,715          2,283,070

NONINTEREST INCOME
   Service charges on deposits................................            238,921           197,333            134,642
   Insurance commissions......................................             22,333            20,655             24,355
   Other operating income.....................................            251,717           161,086             85,055
   Investment securities gains (losses).......................             15,950               (78)             8,894
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST INCOME...............................            528,921           378,996            252,946
                                                                 ----------------   ---------------    ---------------

NONINTEREST EXPENSES
   Salaries and employee benefits.............................          1,496,743         1,154,456            892,992
   Occupancy expense..........................................            173,034            97,267             96,165
   Furniture and equipment expense............................            252,806           150,358            126,439
   Other operating expenses...................................          1,298,630           977,277            599,776
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST EXPENSES.............................          3,221,213         2,379,358          1,715,372
                                                                 ----------------   ---------------    ---------------

   Income (Loss) before income taxes..........................          1,780,481         1,400,353            820,644
   Income tax (provision) benefit.............................           (572,250)         (382,587)          (303,908)
                                                                 ----------------   ---------------    ---------------

NET INCOME (LOSS).............................................   $      1,208,231   $     1,017,766    $       516,736
                                                                 ================   ===============    ===============

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTIVE
   Net income (loss) per common share-
     Basic earnings per share.................................   $           1.04   $           .88    $           .45
     Basic weighted average shares outstanding................          1,166,425         1,154,990          1,136,000
     Diluted earnings per share...............................   $           0.99   $           .88    $           .45
     Diluted weighted average shares outstanding..............          1,220,976         1,162,206          1,136,000


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                ACCUMULATED
                                           COMMON    TREASURY       CAPITAL        RETAINED    COMPREHENSIVE
                                           STOCK      STOCK         SURPLUS        EARNINGS        INCOME          TOTAL
                                       ----------   ----------  ------------   -------------   -------------    --------------
Balance at January 1, 1996........     $2,840,000   $     -0-   $  2,829,314   $    (348,143)   $     42,159    $    5,363,330

Two-for-one stock split...........      2,840,000                 (2,840,000)                                              -0-
                                       ----------   ----------  ------------   -------------   -------------    --------------

Restated beginning balance........      5,680,000                    (10,686)       (348,143)         42,159         5,363,330

Net Change in Unrealized Gains
   (Losses) on Securities.........            -0-          -0-           -0-             -0-         (75,130)          (75,130)
Net Income 1996...................            -0-          -0-           -0-         516,736             -0-           516,736
                                       ----------    ---------  ------------   -------------    ------------    --------------

Balance at December 31, 1996......      5,680,000          -0-       (10,686)        168,593         (32,971)        5,804,936

Proceeds from sale of common
   stock to 401(k) plan...........        242,870          -0-       145,737             -0-             -0-           388,607
Purchase of Treasury Stock........            -0-     (274,000)          -0-             -0-             -0-          (274,000)
Net Change in Unrealized Gains
   on Securities..................            -0-          -0-           -0-             -0-          42,744            42,744
Net Income 1997...................            -0-          -0-           -0-       1,017,766             -0-         1,017,766
                                       ----------    ---------   -----------   -------------    ------------     -------------

BALANCE AT DECEMBER 31, 1997...         5,922,870     (274,000)      135,051       1,186,359           9,773         6,980,053

PROCEEDS FROM SALE OF COMMON
   STOCK TO 401(K) PLAN...........         96,570                    214,058             -0-             -0-           310,628
PURCHASE OF TREASURY STOCK........            -0-     (154,000)          -0-             -0-             -0-          (154,000)
NET CHANGE IN UNREALIZED GAINS
   ON SECURITIES..................            -0-          -0-           -0-             -0-          71,614            71,614
PROCEEDS FROM EXERCISE
   OF OPTIONS.....................        154,000          -0-       240,240             -0-             -0-           394,240
PRIVATE PLACEMENT SALE OF STOCK...        662,500          -0-     1,987,500             -0-             -0-         2,650,000
EFFECT OF BUSINESS COMBINATION....            -0-          -0-           -0-             -0-          18,928            18,928
NET INCOME 1998...................            -0-          -0-           -0-       1,208,231             -0-         1,208,231
                                       ---------    ----------   -----------   -------------    ------------    --------------

BALANCE AT DECEMBER 31, 1998...        $6,835,940   $ (428,000) $  2,576,849   $   2,394,590    $    100,315    $   11,479,694
                                       ==========   ==========  ============   =============    ============    ==============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998            1997            1996
                                                            ------------    ------------    ------------
OPERATING ACTIVITIES
   Net income ............................................   $  1,208,231    $  1,017,766    $    516,736
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization, and accretion, net ......        188,653         165,242         127,620
     Provision for loan losses ...........................        300,000         480,000         368,000
     Deferred tax (benefit) ..............................            -0-         (73,426)         (8,622)
     Realized security (gains) losses, net ...............        (15,950)             78          (8,894)
     Losses on disposition of foreclosed real estate .....            -0-           3,927             -0-
     Increase in cash surrender value on life insurance ..        (29,823)        (17,215)            -0-
     Increase in accrued interest receivable .............       (122,861)       (164,739)       (414,018)
     Increase in accrued interest payable ................         46,854          33,769          59,109
     Other ...............................................       (301,959)         19,186         (28,100)
                                                             ------------    ------------    ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES .........   $  1,273,145    $  1,464,588    $    611,831
                                                             ------------    ------------    ------------

INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale ..      9,515,761       9,982,814       4,497,500
   Proceeds from maturity of securities available for sale     11,597,023       8,513,974       4,531,902
   Proceeds from maturity of securities held-to-maturity .            594         145,000             -0-
   Purchase of securities available for sale .............    (23,834,942)    (13,991,323)    (15,208,797)
   Purchase of securities held-to-maturity ...............     (1,091,138)     (1,939,327)     (2,247,479)
   Net increase in loans to customers ....................    (21,786,395)    (19,827,817)    (32,830,349)
   Capital expenditures, net .............................       (548,857)       (121,199)       (118,918)
   Proceeds from disposition of foreclosed real estate ...        113,500
   Purchase of life insurance plan .......................            -0-        (568,400)            -0-
   Cash received in bank acquisition, net ................     10,721,749             -0-             -0-
                                                             ------------    ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES .............    (15,312,705)    (17,806,278)    (41,376,141)
                                                             ------------    ------------    ------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
     and savings accounts ................................     19,557,448      11,384,300      16,452,274
   Net increase in certificates of deposit ...............      6,413,648       2,815,766      22,554,275
   Net increase (decrease) in securities sold
     under agreement to repurchase .......................     (1,749,785)     (1,055,843)        972,056
   Issuance of long-term debt ............................      7,007,143       4,620,000         700,000
   Repayment of long-term debt ...........................     (1,320,000)            -0-             -0-
   Issuance of common stock ..............................      3,354,868         388,607             -0-
   Purchase of treasury stock ............................       (154,000)       (274,000)            -0-
                                                             ------------    ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES .........     33,109,322      17,878,830      40,678,605
                                                             ------------    ------------    ------------

Net increase in cash and cash equivalents ................     19,069,762       1,537,140         (85,705)

Cash and cash equivalents at beginning of year ...........      5,211,533       3,674,393       3,760,098
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $ 24,281,295    $  5,211,533    $  3,674,393
                                                             ============    ============    ============



                                                                1998        1997          1996
                                                            ------------  ----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
     Interest ...........................................   $ 6,451,365   $5,228,484   $ 3,601,118
     Income taxes .......................................       632,799      435,511       301,983

   Loans transferred to foreclose real estate ...........       223,056      109,209        59,275

   Net increase (decrease) in unrealized gains and losses
     on securities available for sale ...................       108,620       64,762      (114,114)

   Proceeds from sales of foreclosed real estate financed
     through loans ......................................       109,556      105,282        54,170

   Assets acquired in business combination ..............    29,977,439          -0-           -0-

   Liabilities assumed in business combination ..........    43,035,046          -0-           -0-


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                            1998             1997            1996
                                                                        -------------   -------------    -------------
NET INCOME...........................................................   $   1,208,231   $   1,017,766    $     516,736

Other comprehensive income, net of tax:
   Unrealized gains on securities
     Unrealized holding gains (losses) arising during period.........         155,080          64,684         (104,939)
     Reclassified adjustments for (gains) losses
       included in net income........................................         (15,950)             78           (8,894)
                                                                        -------------   -------------    -------------
     Net unrealized gains (losses)...................................         139,130          64,762         (113,833)
   Income tax related to items of other comprehensive income.........         (48,588)        (22,018)          38,703
                                                                        -------------   -------------    -------------
Other comprehensive income...........................................          90,542          42,744          (75,130)
                                                                        -------------   -------------    -------------

COMPREHENSIVE INCOME.................................................   $   1,298,773   $   1,060,510    $     441,606
                                                                        =============   =============    =============


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. and its wholly owned subsidiaries: Gilmer County Bank ("GCB") and First National Bank of Union County ("FNB") (referred to herein collectively as the "Banks"). Prior to August 1996, Gilmer County Bank operated as an independent bank. Prior to November 1998, First National Bank of Union County operated as a wholly-owned subsidiary bank of Century South Banks, Inc. The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, and operating as a bank holding company. The acquisition of GCB was accounted for as a pooling of interests. The acquisition of FNB was accounted for as a purchase. These entities are collectively referred to herein as the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Banks on a consolidated basis. The Banks provide a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

Consolidated Statements of Comprehensive Income

The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, on December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial condition. Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Securities

Securities are classified as either held-to-maturity, available-for-sale, or trading.

Held-to-maturity securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

Securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

Realized and unrealized gains and losses are based on the specific identification method.

Declines in the fair value of individual held-to maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company has no trading securities.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan fees and unearned discounts.

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Loan origination and commitment fees, as well as certain origination costs, when material, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Allowance for Possible Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans which consist of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management's periodic evaluation of the adequacy of the allowance is based on the Banks' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment; there can be no assurance that in the future the Banks' regulators or its economic environment will not require further increases in the allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 1998, 1997, and 1996.

Premises and Equipment

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

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiaries.

Earnings per Common Share

The Company adopted SFAS No. 128, Earnings Per Share, on December 31, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. All prior year earnings per share data have been restated to reflect the presentation required under SFAS No. 128.

                                                                                   1998          1997          1996
                                                                                ----------   -----------    ---------
Weighted average of common shares outstanding...............................     1,166,425     1,154,990     1,136,000
Effect of dilutive options..................................................        54,551         7,216           -0-
                                                                                ----------   -----------   -----------
Weighted average of common shares outstanding effected for dilution.........     1,220,976     1,162,206     1,136,000
                                                                                ==========   ===========   ===========

In May 1998, the Company issued a 2-for-1 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to this split.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation; which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based non-employee compensation. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Under the fair value based method, compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No, 25, Accounting for Stock Issued to Employees. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan covering substantially all of its employees. Eligible participating employees may elect to contribute tax-deferred contributions. Company contributions to the plan are determined by the board of directors.

Intangibles

Intangibles consist primarily of legal, organizational costs, and goodwill. Organizational costs are generally amortized over 5 years using the straight-line method. The goodwill intangible represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of 20 years.

Off Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $4.5 million and a line of credit with the Federal Home Loan Bank of up to $12 million.

Cash Flow Information

For purposes of the statements of cash flows, the company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Reclassifications

Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Effective for years beginning after December 15, 1997, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement is effective for financial statements for periods beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.


NOTE 2 - BUSINESS COMBINATION

On December 1, 1998 the Company purchased First National Bank of Union County, a wholly-owned subsidiary of Century South Banks, Inc., for $6,100,000. Assets of approximately $46,789,991 were acquired with approximately $43,035,046 in liabilities, resulting in a goodwill intangible of approximately $2,345,055. Amortization of this goodwill is provided on the straight-line basis over a period of twenty years.

The following is summary operating information for Appalachian Bancshares, Inc. showing the effect of the business combination described in the preceding paragraph for the years ended December 31, 1998, 1997, and 1996.


                                                                       As            Effect of         Pro Forma
                                                                     Reported         Purchase           Results
                                                                   -------------    ------------      -------------
AS OF DECEMBER 31, 1998:
   INTEREST INCOME...........................................      $  11,270,992    $   3,430,926     $  14,701,918
   INTEREST EXPENSE..........................................          6,498,219        1,800,728         8,298,947
   NET INTEREST INCOME.......................................          4,772,773        1,630,198         6,402,971
   PROVISION FOR LOAN LOSSES.................................            300,000           31,331           331,331
   NONINTEREST INCOME........................................            528,921          309,282           838,203
   NONINTEREST EXPENSE.......................................          3,221,213        1,628,913         4,850,126
   PROVISION (BENEFIT) FOR INCOME TAXES......................            572,250           69,000           641,250
   NET INCOME (LOSS).........................................          1,208,231          210,236         1,418,467

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 2 - BUSINESS COMBINATION - CONTINUED


                                                                         As           Effect of         Pro Forma
                                                                      Reported        Purchase            Results
                                                                  --------------    -------------      ------------
As of December 31, 1997:
   Interest income...........................................     $    9,142,968    $   4,160,221      $ 13,303,189
   Interest expense..........................................          5,262,253        2,002,085         7,264,338
   Net interest income.......................................          3,880,715        2,158,136         6,038,851
   Provision for loan losses.................................            480,000          952,801         1,432,801
   Noninterest income........................................            378,996          360,713           739,709
   Noninterest expense.......................................          2,379,358        1,853,716         4,233,074
   Provision (benefit) for income taxes......................            382,587         (149,000)          233,587
   Net income (loss).........................................          1,017,766         (138,668)          879,098


As of December 31, 1996:
   Interest income...........................................     $    6,311,297    $   4,397,843      $ 10,709,140
   Interest expense..........................................          3,660,227        2,216,646         5,876,873
   Net interest income.......................................          2,651,070        2,181,197         4,832,267
   Provision for loan losses.................................            368,000           66,000           434,000
   Noninterest income........................................            252,946          389,867           642,813
   Noninterest expense.......................................          1,715,372        1,561,153         3,276,525
   Provision (benefit) for income taxes......................            303,908          315,500           619,408
   Net income (loss).........................................            516,736          628,411         1,145,147


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 1998 and 1997, the average amount of the required reserves was $1,155,000 and $635,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statement of financial condition of the Company and their approximate fair values at December 31, 1998 and 1997 are presented below.

                                                                              Gross          Gross         Estimated
                                                            Amortized      Unrealized     Unrealized         Fair
                                                              Cost            Gains         Losses           Value
                                                          -------------  -------------  -------------   --------------
SECURITIES AVAILABLE-FOR-SALE

DECEMBER 31, 1998
   U.S. GOVERNMENT AND AGENCY SECURITIES...............   $  13,581,536  $      72,564  $      11,942   $   13,642,158
   STATE AND MUNICIPAL SECURITIES......................       5,677,978         98,856          1,020        5,775,814
   MORTGAGE BACKED SECURITIES..........................       1,912,831          9,559         14,081        1,908,309
   EQUITY SECURITIES...................................         614,000            -0-            -0-          614,000
                                                          -------------  -------------  -------------   --------------
                                                          $  21,786,345  $     180,979  $      27,043   $   21,940,281
                                                          =============  =============  =============   ==============

December 31, 1997
   U.S. government and agency securities...............   $  13,960,630  $      43,613  $      24,892   $   13,979,351
   Mortgage backed securities..........................       1,169,148            -0-          3,914        1,165,234
   Equity securities...................................         400,000            -0-            -0-          400,000
                                                          -------------  -------------  -------------   --------------

                                                          $  15,529,778  $      43,613  $      28,806   $   15,544,585
                                                          =============  =============  =============   ==============

SECURITIES HELD-TO-MATURITY

DECEMBER 31, 1998
   STATE AND MUNICIPAL SECURITIES......................   $   6,218,354  $     242,199  $       3,031   $    6,457,522
                                                          =============  =============  =============   ==============

December 31, 1997
   State and municipal securities......................   $   4,181,021  $     128,210  $         284   $    4,308,947
                                                          =============  =============  =============   ==============

At December 31, 1998, the Company's available-for-sale securities reflected net unrealized gains of $153,936, which resulted in an increase in stockholders' equity of $100,315, net of deferred tax liability. At December 31, 1997, the Company's available-for-sale securities reflected net unrealized gains of $14,807 which resulted in an increase in stockholders' equity of $9,773, net of deferred tax liability.

The contractual maturities of securities available-for-sale at December 31, 1998 are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 4 - SECURITIES - CONTINUED

                                                                                       Amortized         Estimated
                                                                                         Cost            Fair Value
                                                                                    ---------------    ---------------
As of December 31, 1998:

Securities Available-for-Sale:
   Due in one year or less......................................................    $     1,794,684    $     1,801,575
   Due after one year through five years........................................          7,397,640          7,467,540
   Due after five years through ten years.......................................          9,327,219          9,381,651
   Due after ten years..........................................................          2,652,802          2,675,515
   Equity securities............................................................            614,000            614,000
                                                                                    ---------------    ---------------
                                                                                    $    21,786,345    $    21,940,281
                                                                                    ===============    ===============


Securities Held-to-Maturity:
   Due in one year or less......................................................    $       250,000    $       250,290
   Due after one year through five years........................................          1,109,321          1,137,175
   Due after five through ten years.............................................            669,140            715,980
   Due after ten years..........................................................          4,189,893          4,354,077
                                                                                    ---------------    ---------------
                                                                                    $     6,218,354    $     6,457,522
                                                                                    ===============    ===============

Mortgage-backed securities have been included in the maturity tables based upon guaranteed payoff date of each security.

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 1998 were as follows:

                                                                       1998               1997              1996
                                                                 ----------------   ---------------    ---------------
Gross realized gains..........................................   $         15,956   $         5,757    $         5,626
Gross realized losses.........................................                  6             5,835                825

There were no net gains on the maturities of securities for 1998 and 1997. Net gains on the maturities of securities for 1996 amounted to $4,093.

Other securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $554,000 and $400,000 at December 31, 1998 and 1997, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $12,552,000 and $6,606,000 at December 31, 1998 and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 5 - LOANS

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Commercial, financial and agricultural..........................................    $    26,883,464    $    16,535,602
Real estate - construction......................................................          8,542,640          5,118,961
Real estate - mortgage..........................................................         78,965,161         50,928,334
Consumer........................................................................         13,742,818         10,835,331
Other loans.....................................................................          1,697,012          1,165,625
                                                                                    ---------------    ---------------
                                                                                        129,831,095         84,583,853
Allowance for loan losses.......................................................         (1,686,395)          (929,590)
                                                                                    ---------------    ---------------

Net loans.......................................................................    $   128,144,700    $    83,654,263
                                                                                    ===============    ===============

Total loans which the Company considered to be impaired at December 31, 1998 and 1997, were $4,000 and $15,000, respectively. All of these loans were on nonaccrual status and had related allowances of $1,000 and $4,000, respectively. Impaired loans consisted primarily of unsecured consumer loans as of December 31, 1998 and 1997. The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997 was approximately $10,000 and $36,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 1998 and 1997. For the years ended December 31, 1998 and 1997, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 were as follows:

                                                                       1998               1997              1996
                                                                 --------------     ---------------    ---------------
Balance at beginning of year..................................   $       929,590    $       655,296    $       324,599

Charge-offs...................................................          (136,222)          (228,087)           (38,225)
Recoveries....................................................            34,947             22,381                922
                                                                 ---------------    ---------------    ---------------
   Net charge-offs............................................          (101,275)          (205,706)           (37,303)

Addition due to acquisition...................................           558,080                -0-                -0-

Provision for loan losses.....................................           300,000            480,000            368,000
                                                                 ---------------    ---------------    ---------------

Balance at end of year........................................   $     1,686,395    $       929,590    $       655,296
                                                                 ===============    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Land ..........................................................................     $       851,546    $       329,900
Buildings and improvements......................................................          2,396,161            964,398
Furniture and equipment.........................................................          1,766,961            671,303
                                                                                    ---------------    ---------------
                                                                                          5,014,668          1,965,601
Less allowance for depreciation.................................................          1,074,636            312,558
                                                                                    ---------------    ---------------

                                                                                    $     3,940,032    $     1,653,043
                                                                                    ===============    ===============



The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1998, 1997 and 1996, were $177,407, $137,432, and $118,219, respectively.


NOTE 8 - DEPOSITS

The major classifications of deposits as of December 31, 1998 and 1997 were as follows:

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Noninterest-bearing demand......................................................    $     9,287,933    $     3,800,911
Interest-bearing demand.........................................................         48,039,917         24,431,854
Savings.........................................................................         29,008,638         20,743,964
Time ...........................................................................         51,576,805         31,635,604
Certificates of deposit of $100,000 or more.....................................         25,948,185         14,735,613
                                                                                    ---------------    ---------------

                                                                                    $   163,861,478    $    95,347,946
                                                                                    ===============    ===============


The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 1998 and 1997 were $25,948,185 and $14,735,613, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 8 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 1998 are as follows:

                                                                                                            Time
                                                                                                        Certificates
                                                                                                         of Deposit
                                                                                                       ---------------
                  Years ending December 31,
                  -------------------------
                      1999.........................................................................    $    59,935,110
                      2000.........................................................................         10,726,476
                      2001.........................................................................          5,485,078
                      2002.........................................................................            978,565
                      2003.........................................................................            399,761
                      Thereafter...................................................................                -0-
                                                                                                       ---------------
                                                                                                       $    77,524,990
                                                                                                       ===============


NOTE 9 - LONG-TERM DEBT

At December 31, 1998 and 1997, the Company had notes payable totaling $11,007,143 and $5,320,000, respectively.

Long-term debt consists of the following at December 31:


                                                                                          1998              1997
                                                                                    ---------------    ---------------
Note payable to another financial  institution,  interest at prime less 3/4 of a percentage  point;  principal is due in five equal annual  installments
   beginning January 1, 1999, unsecured.........................................    $           -0-    $     1,320,000

Note payable on $8 million line of credit at FHLB, with varying maturities; $1 million due October 2002, $1 million due December 2004, $2 million due June and September 2007, $4 million due January, September and October 2008, interest rate varies from 5.27% to 6.77%,
   secured by residential mortgages.............................................          7,407,143          4,000,000

Note payable to another financial institution, interest at prime less 3/4 of a percentage point; 2 years interest only paid quarterly with principal paid in
   8 annual installments, secured by stock of Gilmer County Bank
   and First National Bank of Union County......................................          3,600,000                -0-
                                                                                    ---------------    ---------------

                                                                                    $    11,007,143    $     5,320,000
                                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 9 - LONG-TERM DEBT - CONTINUED

Maturities of long-term debt following December 31, 1998 are as follows:

         Years Ending December 31,
               1999................................................................................    $           -0-
               2000................................................................................                -0-
               2001................................................................................            450,000
               2002................................................................................          1,250,000
               2003................................................................................            450,000
               Thereafter..........................................................................          8,857,143
                                                                                                       ---------------
                                                                                                       $    11,007,143
                                                                                                       ===============


NOTE 10 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Average balance during the year.................................................    $     4,095,716    $     4,471,499
Average interest rate during the year...........................................               4.26%              4.50%
Maximum month-end balance during the year.......................................    $     4,468,355    $     4,693,265


NOTE 11 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                       1998               1997              1996
                                                                 ----------------   ---------------    ---------------
Professional fees.............................................   $        220,515   $       194,513    $       121,102
Advertising...................................................            203,021           122,358             93,020
Stationery and supplies.......................................            166,137           116,537            105,949
Data processing...............................................            136,256            87,095             46,843
Director and committee fees...................................            125,686           119,322             18,900
Postage.......................................................             89,354            69,806             51,511
Insurance.....................................................             53,554            55,524             26,468
Taxes and licenses............................................             46,788            25,608             22,231
Checking account expense......................................             40,921            32,830             29,751
Correspondent bank charges....................................             35,458            34,648             27,953
Other.........................................................            180,940           119,036             56,048
                                                                 ----------------   ---------------    ---------------

   Total other operating expenses.............................   $      1,298,630   $       977,277    $       599,776
                                                                 ================   ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 12 - INCOME TAXES

Federal and state income taxes receivable (payable) as of December 31, 1998 and 1997 included in other assets and other liabilities, respectively, were as follows:


                                                                                          1998              1997
                                                                                    ---------------    ---------------
Current
   Federal......................................................................    $        95,605    $       (25,049)

   State........................................................................                -0-             (3,000)

The components of the net deferred income tax asset included in other assets are as follows:

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Deferred tax asset:
   Federal......................................................................    $       448,671    $       266,289

Deferred tax liability:
   Federal......................................................................            (53,622)           (62,323)
                                                                                    ---------------    ---------------

Net deferred tax asset..........................................................    $       395,049    $       203,966
                                                                                    ===============    ===============


The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Net unrealized gains on securities available for sale...........................    $       (53,622)   $        (5,034)
Depreciation....................................................................            (54,514)           (57,289)
Allowance for loan losses.......................................................            497,302            253,064
Other...........................................................................              5,883             13,225
                                                                                    ---------------    ---------------

                                                                                    $       395,049    $       203,966
                                                                                    ===============    ===============

The components of income tax expense for the years 1998, 1997, and 1996 are as follows:

                                                                       1998               1997              1996
                                                                 ----------------   ---------------    ---------------
   Current
     Federal..................................................   $        597,500   $       456,013    $       312,530
     State....................................................             37,750               -0-                -0-
   Deferred
     Federal..................................................            (63,000)          (73,426)            (8,622)
                                                                 ----------------   ---------------    ---------------

                                                                 $        572,250   $       382,587    $       303,908
                                                                 ================   ===============    ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 12 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 1998, 1997, and 1996 of $5,423, ($27), and $3,024, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 1998, 1997 and 1996.

                                                                                     1998           1997           1996
                                                                                    ------         ------         ------
Statutory federal income tax rate..........................................           34.0%          34.0%         34.0%

Effect on rate of:
   Tax-exempt securities...................................................           (7.2)          (4.1)         (1.0)
   Tax-exempt loans........................................................           (1.1)          (1.0)         (1.1)
   Interest expense disallowance...........................................            1.7            1.0            .4
   State income tax, net of federal tax benefit............................            1.4            -0-           -0-
   Other...................................................................            3.3           (2.6)          4.7
                                                                                    ------          -----         -----

Effective income tax rate..................................................           32.1%          27.3%         37.0%
                                                                                    ======          =====         =====

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1998 and 1997, the Company has issued standby letters of credit of approximately $643,000 and $385,000.

Loan Commitments: As of December 31, 1998 and 1997, the Company had commitments outstanding to extend credit totaling approximately $16,290,000 and $11,049,000 respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.


NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $31,000 and $929,000 at December 31, 1998 and 1997, respectively.


NOTE 15 - STOCK OPTION PLAN

On June 1, 1997 the Company issued a total of 286,000 options, restated for the 2-for-1 stock split, to purchase its common shares to its directors and executive officers. Each director received 22,000 shares, the Chief Financial Officer received 44,000 shares and the President received 66,000 shares. Each of the stock option agreements contained an option price of $8.00 per share, the market value of the shares at the time of issuance as adjusted for the stock split. The options vest on an equal incremental basis over a period of five years beginning June 1, 1998.

The following sets forth certain information regarding stock options for the year ended December 31, 1998.


Fixed Options                                                       1998                              1997
--------------                                       ---------------------------------  ------------------------------
                                                                          WEIGHTED                          Weighted
                                                                           AVERAGE                           Average
                                                                          EXERCISE                          Exercise
                                                         SHARES            PRICE            Shares           Price
                                                     -------------     ---------------  ------------      ------------
Outstanding at beginning of year.................         286,000      $          8.00           -0-      $        -0-
Granted..........................................              -0-                0.00       286,000              8.00
Exercised........................................          30,800                 8.00           -0-               -0-
Forfeited........................................              -0-                0.00           -0-              8.00
                                                     -------------     ---------------  ------------      ------------

Outstanding at end of year.......................         255,200      $          8.00       286,000      $       8.00
                                                     ============      ===============  ============      ============

Exercisable at end of year.......................          26,400      $          8.00           -0-      $        -0-
                                                     ============      ===============  ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 15 - STOCK OPTION PLAN - CONTINUED

                                                                                    Expiration          Options
                                                                     Number            Date           Exercisable
                                                                    --------        ----------        -----------
Options with Exercise Price of $8.00..........................       255,200         06-01-07            26,400

In October 1995, the FASB issued Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123") SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options, accordingly, no compensation cost has been recognized by the Company. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plan been determined based on the fair value method at the grant date for options under the plan.

                                                                                          1998              1997
                                                                                    ---------------    ---------------
Net Income
   As reported..................................................................    $     1,208,231    $     1,017,766
   Pro forma....................................................................          1,125,073            870,834

Basic Earnings Per Share
   As reported..................................................................    $          1.04    $          0.88
   Pro forma....................................................................               0.96               0.75

Diluted Earnings Per Share
   As reported..................................................................    $          0.99    $          0.88
   Pro forma....................................................................               0.92               0.75

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 54,551 greater than that used to calculate basic earnings per share for 1998 and 7,216 greater than that used to calculate basic earnings per share for 1997. The dilutive effects on earnings per share for the years ended December 31, 1998 and 1997 were $.05 and $.01, respectively.

The Company's options outstanding have a weighted average contractual life of nine years. The weighted average fair value of options granted was $1.89 in 1997. The fair value of each grant is estimated using a fair value method with the following assumptions used for grants in 1997: expected option life of 10 years; no expected volatility; expected dividend yield of 2.05%; and a risk free interest rate of 7.00%.

The effects of applying FAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 16 - SHAREHOLDERS' EQUITY

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

As of December 31, 1998, the Banks could declare dividends of approximately $707,000 without regulatory consent, subject to the Banks' compliance with regulatory capital restrictions. It is anticipated that any such dividends will be used for the payment of long term debt service.

In May 1998, the Company issued a 2-for-1 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to this split.

In 1998, the Company sold 19,314 shares of stock to its ESOP plan for $310,628. Of this amount $96,570 was allocated to common stock and $214,058 to capital surplus. The Company also purchased 14,000 shares of common stock for $154,000, which is reflected as treasury stock, at cost, in shareholder's equity. During 1998, the Company sold 132,500 shares of stock in a private placement sale for $2,650,000, of which $662,500 was allocated to common stock and $1,987,500 to capital surplus. In addition, 30,800 options were exercised for an amount equaling $394,240, including tax benefit of $147,840, allocated among common stock, $154,000 and capital surplus, $240,240.

In 1997, the Company sold 24,287 shares of stock to its ESOP plan for $388,607. Of this amount, $242,870 was allocated to common stock and $145,737 to capital surplus. The Company also purchased 30,000 shares of common stock for $274,000, which is reflected as treasury stock, at cost, in shareholder's equity.

The Company is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 1998 and December 31, 1997 are disclosed in note 16 following.


NOTE 17 - REGULATORY MATTERS

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiary banks and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 17 - REGULATORY MATTERS - CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the appropriate regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To remain well capitalized the Company and its subsidiary banks will have to maintain minimum Total Capital, Tier I Capital, and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since that notification or events since the most recent notification that management believes have changed the Banks' prompt corrective action category.

The Company's and Banks actual capital amounts and ratios are also presented in the table.

                                                                                             To Be Well Capitalized
                                                                                                   Under Prompt
                                                                       For Capital             Corrective Action
                                               Actual               Adequacy Purposes               Provisions
                                          -----------------         -----------------        ----------------------
                                            Amount    Ratio         Amount       Ratio           Amount      Ratio
                                          ---------   -----         ------       -----       -----------    -------
                                                                     (in Thousands)
AS OF DECEMBER 31, 1998:

TOTAL CAPITAL
   CONSOLIDATED                           $  10,721    7.88%       $   10,890      8.0%      $    13,612    10.0%
   GILMER COUNTY BANK                        10,248    9.92             8,266      8.0            10,332    10.0
   FIRST NATIONAL BANK OF UNION CO.           4,147   12.70             2,612      8.0             3,265    10.0
TIER 1 CAPITAL
   CONSOLIDATED                               9,035    6.64             5,445      4.0             8,167     6.0
   GILMER COUNTY BANK                         9,120    8.83             4,133      4.0             6,199     6.0
   FIRST NATIONAL BANK OF UNION CO.           3,737   11.44             1,306      4.0             1,959     6.0
TIER 1 LEVERAGE
   CONSOLIDATED                               9,035    4.99             7,242      4.0             9,053     5.0
   GILMER COUNTY BANK                         9,120    6.70             5,445      4.0             6,806     5.0
   FIRST NATIONAL BANK OF UNION CO.           3,737    8.32             1,798      4.0             2,247     5.0

As of December 31, 1997:

Total Capital
   Consolidated                           $   7,846    9.33%       $    6,726      8.0%      $     8,407    10.0%
   Gilmer County Bank                         9,103   10.83             6,726      8.0             8,407    10.0
Tier 1 Capital
   Consolidated                               6,916    8.23             3,363      4.0             5,044     6.0
   Gilmer County Bank                         8,173    9.72             3,363      4.0             5,044     6.0
Tier 1 Leverage
   Consolidated                               6,916    6.40             4,321      4.0             5,402     5.0
   Gilmer County Bank                         8,173    7.56             4,322      4.0             5,403     5.0

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 18 - EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the board of directors. In 1996, the plan was amended to allow employer and employee contributions to be made in the form of cash or Company stock. The Company made a discretionary cash contributions to the plan of approximately $145,000 in 1998, $102,000 in 1997, and $28,000 in 1996.


NOTE 19 - LEASES

The Company has a number of operating lease agreements, involving land, buildings, and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance, and property taxes. For the year ended December 31, 1998, rental expense for operating leases was approximately $3,000. Rental expense for the years ended December 31, 1997 and 1996 was negligible.

         Years Ending December 31,
               1999................................................................................    $        32,988
               2000................................................................................             32,890
               2001................................................................................             31,800
               2002................................................................................             32,400
               2003................................................................................             33,024
               Thereafter..........................................................................          1,023,716
                                                                                                       ---------------

               Total minimum lease payments........................................................    $     1,186,818
                                                                                                       ===============


NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 1998 and 1997. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

Balance at December 31, 1997.......................................................................    $     4,133,302
New loans..........................................................................................          2,757,808
Repayments.........................................................................................         (2,122,202)
Adjustments/changes in structure...................................................................            694,122
                                                                                                       ---------------

Balance at December 31, 1998.......................................................................    $     5,463,030
                                                                                                       ===============

Deposits: Deposits held from related parties were $1,208,198 and $918,848 at December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

Other: The Company utilized the services of an accounting firm, of which a director is a partner, for internal review and various other accounting and tax services. Amounts paid were at a rate comparable to that which could have been obtained from unrelated parties.


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans: For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31 are as follows:


                                                                 1998                               1997
                                                     ------------------------------     ------------------------------
                                                        CARRYING           FAIR            Carrying           Fair
                                                         AMOUNT            VALUE            Amount            Value
                                                     ------------      ------------     ------------      ------------
                                                               (IN THOUSANDS)                   (in thousands)
FINANCIAL ASSETS
Cash and short-term investments..................    $     24,281      $     24,281     $      5,211      $      5,211
Securities.......................................          28,159            28,398           19,726            19,854
Loans............................................         129,831           129,685           84,584            84,683
Accrued interest receivable......................           1,320             1,320              972               972
                                                     ------------      ------------     ------------      ------------
   TOTAL FINANCIAL ASSETS........................    $    183,591      $    183,684     $    110,493      $    110,720
                                                     ============      ============     ============      ============

FINANCIAL LIABILITIES
Deposits.........................................    $    163,861      $    164,921     $     95,348      $     95,479
Securities sold under agreements to repurchase...           2,478             2,478            4,228             4,228
Accrued interest payable.........................             666               666              188               188
Long-term debt...................................          11,007            11,192            5,320             5,376
                                                     ------------      ------------     ------------      ------------
   TOTAL FINANCIAL LIABILITIES...................    $    178,012      $    179,257     $    105,084      $    105,271
                                                     ============      ============     ============      ============

UNRECOGNIZED FINANCIAL INSTRUMENTS
Commitments to extend credit.....................    $     16,290      $     16,290     $     11,049      $     11,049
Standby letters of credit........................             643               643              385               385
                                                     ------------      ------------     ------------      ------------
   TOTAL UNRECOGNIZED FINANCIAL
     INSTRUMENTS.................................    $     16,933      $     16,933     $     11,434      $     11,434
                                                     ============      ============     ============      ============


NOTE 22 - YEAR 2000 ISSUES

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company has completed an inventory of computer systems and other electronic equipment that may be affected by the Year 2000 issue and that are necessary to conducting the Company's operations. Based on this inventory, the Company has upgraded or replaced various software and hardware items. Testing and validation of the system for the Year 2000 compliance is currently being performed.

Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the Year 2000 and thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 23 - CONDENSED PARENT INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                                 DECEMBER 31,
                                                                                    ----------------------------------
                                                                                          1998              1997
                                                                                    ---------------    ---------------
ASSETS
   Cash and due from banks......................................................    $        28,222    $        63,487
   Investment in Subsidiaries (equity method) eliminated upon consolidation.....         15,301,472          8,215,672
   Intangibles, net.............................................................                -0-             20,894
   Other assets.................................................................                -0-                -0-
                                                                                    ---------------    ---------------
     TOTAL ASSETS...............................................................    $    15,329,694    $     8,300,053
                                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Note payable.................................................................    $     3,600,000    $     1,320,000
   Other liabilities............................................................            250,000                -0-
                                                                                    ---------------    ---------------
     Total Liabilities..........................................................          3,850,000          1,320,000

     Total Shareholders' Equity.................................................         11,479,694          6,980,053
                                                                                    ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................    $    15,329,694    $     8,300,053
                                                                                    ===============    ===============


STATEMENTS OF INCOME

                                                                           YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1998            1997              1996
                                                                 -------------   ------------     ------------
INCOME
   Dividends from subsidiaries - eliminated upon consolidation   $     500,000   $        -0-           30,000

EXPENSES
   Interest...................................................          93,406         78,517            4,667
   Other expenses.............................................         135,701         15,525            2,430
                                                                 -------------   ------------     ------------
                                                                       229,107         94,042            7,097
                                                                 -------------   ------------     ------------

Income before income taxes and equity in undistributed
   earnings of subsidiaries...................................         270,893        (94,042)          22,903
Income tax benefits...........................................         (42,101)       (30,913)          (2,413)
                                                                 -------------   ------------     ------------

Income before equity in undistributed earnings of subsidiaries         312,994        (63,129)          25,316

Equity in undistributed earnings of subsidiaries..............         895,237      1,080,895          491,420
                                                                 -------------   ------------     ------------

     Net Income...............................................   $   1,208,231   $  1,017,766     $    516,736
                                                                 =============   ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 23 - CONDENSED PARENT INFORMATION - CONTINUED

STATEMENTS OF CASH FLOW


                                                                                YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                       1998               1997              1996
                                                                 ----------------   ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income.................................................   $      1,208,231   $    1,017,766     $      516,736
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiaries...........           (895,237)      (1,080,895)          (491,420)
     Provision for amortization...............................                -0-            5,832              2,430
     Other....................................................            270,873           (4,667)           (26,902)
                                                                 ----------------   --------------     --------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....            583,867          (61,964)               844
                                                                 ----------------   --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of bank........................................         (6,100,000)             -0-                -0-
   Capital injection in subsidiaries..........................                -0-         (610,000)          (700,000)
                                                                 ----------------   --------------     --------------
       NET CASH USED IN INVESTING ACTIVITIES..................         (6,100,000)        (610,000)          (700,000)
                                                                 ----------------   ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt...................          3,600,000          620,000            700,000
   Repayment of long-term debt................................         (1,320,000)             -0-                -0-
   Proceeds from issuance of common stock.....................          3,354,868          388,607                -0-
   Purchases of treasury stock................................           (154,000)        (274,000)               -0-
                                                                 ----------------   --------------     --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..............          5,480,868          734,607            700,000
                                                                 ----------------   --------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.....................            (35,265)          62,643                844
                                                                 ----------------   --------------     --------------

Cash and cash equivalents at beginning of year................             63,487              844                -0-
                                                                 ----------------   --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR......................   $         28,222   $       63,487     $          844
                                                                 ================   ==============     ==============

Cash paid during the year for:
   Interest...................................................   $         93,406   $       83,184     $          -0-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                                    First          Second             Third           Fourth
                                                   Quarter         Quarter           Quarter          Quarter
                                                   -------        ----------         -------         ---------
                                                               (In Thousands Except Per Share Data)
1998:
TOTAL INTEREST INCOME.......................   $    2,514         $   2,677          $ 2,761         $   3,318
TOTAL INTEREST EXPENSE......................        1,464             1,581            1,620             1,832
PROVISION FOR LOAN LOSSES...................          110                70               60                60
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES................          940             1,026            1,081             1,426
SECURITIES GAINS (LOSSES)...................          -0-                14                1               -0-
TOTAL NONINTEREST INCOME....................          109               125              128               152
TOTAL NONINTEREST EXPENSE...................          660               742              783             1,036
INCOME TAX EXPENSE..........................          150               130              120               172
NET INCOME..................................          239               293              307               370

PER COMMON SHARE:
   BASIC EARNINGS...........................         0.21              0.25             0.27              0.31
   DILUTED EARNINGS.........................         0.20              0.24             0.25              0.30

1997:
Total interest income.......................   $    2,170         $   2,175          $ 2,298         $   2,499
Total interest expense......................        1,211             1,277            1,347             1,427
Provision for loan losses...................          140                75               85               180
Net interest income after
   provision for loan losses................          819               823              866               892
Securities gains (losses)...................            5                (5)               1               -0-
Total noninterest income....................           81               105               98                94
Total noninterest expense...................          549               600              606               624
Income tax expense..........................          115               100              120                48
Net income..................................          241               223              239               314

Per Common Share:
   Basic earnings...........................         0.21              0.20             0.21              0.26
   Diluted earnings.........................         0.21              0.20             0.20              0.26

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                       DESCRIPTION OF EXHIBIT
--------------                                       ----------------------
    2.1                      Purchase Sale and Assumption Agreement, dated July 10, 1998, by and between Century South Banks, Inc. and the Company (included as Exhibit
                             2.1 to the Current Report on Form 8-K of the Company dated November 30,
                             1998 (File No. 000-21383) previously filed with the Commission and incorporated herein by reference).

    3.1                      Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company's Registration Statement on Form 8-A, dated September 16,
                             1996 (File No. 000-21383), previously filed with the Commission and

    3.2                      Bylaws of the Company (included as Exhibit 3.2 to the Company's
                             Registration Statement on Form 8-A, dated September 16, 1996 (File
                             No. 000-21383), previously filed with the Commission and
                             incorporated herein by reference).

    4.1                      Registration Rights Agreement, dated November 30, 1998, by and among the Company and Community Financial Services, Inc.

    4.2                      Registration Rights Agreement, dated November 30, 1998, by and among the Company and Ellijay Telephone Company, Inc.

    4.3                      Registration Rights Agreement, dated November 30, 1998, by and among the Company and JBC Bancshares, Inc.

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

    10.4                     Georgia Bankers Association Master 401(k) Profit Sharing Plan (filed as
                             Exhibit 4.3(b) to the Company's Registration Statement on Form S-8 (No.
                             333-27127) and incorporated herein by reference).

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

    10.7                     Loan and Stock Pledge Agreement, dated as of November 30, 1998, between the Company and The Bankers Bank.

    10.8                     Promissory Note, dated November 30, 1998, issued by the Company to The
                             Bankers Bank.

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