Form 10QSB
period 1999-03-31
APPALACHIAN BANCSHARES INC
filed 1999-05-17
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          CLASS                                 OUTSTANDING AT MAY 14, 1999
          -----                                 ---------------------------

Common Stock, $5.00 par value                            1,323,188


Transitional Small Business Disclosure Format:     Yes [ ]   No [X]

                          APPALACHIAN BANCSHARES, INC.

                           March 31, 1999 Form 10-QSB


                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheet ............................................  3

            Consolidated Statement of Income ......................................  4

            Consolidated Statement of Cash Flows ..................................  5

            Notes to Consolidated Financial Statements ............................  6


  Item 2.   Management's Discussion and Analysis or Plan of Operation .............  7


PART II.    OTHER INFORMATION

  Item 5.   Other Information ..................................................... 16

  Item 6.   Exhibits and Reports on Form 8-K ...................................... 16

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       APPALACHIAN BANCSHARES, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31, 1999             DECEMBER 31,
                                                                            (UNAUDITED)                  1998
                                                                        ---------------------         -----------
ASSETS
Cash and due from banks                                                       4,509,885                 5,481,853
Interest bearing deposits with other banks                                      311,288                   407,229
Federal funds sold                                                            4,589,032                18,392,213

Securities available for sale                                                30,514,155                21,940,281
Securities held to maturity (fair market value $6,277,201)                    6,066,867                 6,218,354

Loans                                                                       140,979,060               129,831,095
Allowance for loan losses                                                    (1,816,348)               (1,686,395)
                                                                           ------------              ------------
Net Loans                                                                   139,162,712               128,144,700
Premises and equipment, net                                                   3,793,761                 3,940,032
Cash surrender value on life insurance                                          622,507                   615,438
Accrued interest                                                              1,537,587                 1,319,601
Intangibles, net                                                              2,315,696                 2,345,055
Other assets                                                                    680,571                   940,194
                                                                           ------------              ------------
         TOTAL ASSETS                                                      $194,104,061              $189,744,950
                                                                           ------------              ------------
                                                                           ------------              ------------

LIABILITIES AND SHAREHOLDERS'EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing                                                  $ 9,621,107               $ 9,287,933
       Interest-bearing                                                     158,038,081               154,573,545
                                                                           ------------              ------------
         TOTAL DEPOSITS                                                     167,659,188               163,861,478

    Securities sold under agreements to repurchase                            1,977,467                 2,478,344
    Accrued interest                                                            674,059                   665,883
    Long-term debt                                                           11,907,143                11,007,143
    Other liabilities                                                           299,292                   252,408
                                                                           ------------              ------------

       TOTAL LIABILITIES                                                    182,517,149               178,265,256
                                                                           ------------              ------------
SHAREHOLDERS' EQUITY:
   Common stock ($5.00 par value; 20,000,000 shares authorized,
       1,367,188 shares issued at March 31, 1999;                            6,835,940                  6,835,940
         1,367,188 shares issued at December 31, 1998)
    Treasury Stock (22,000 shares at cost at March 31, 1998; 15,000            (428,000)                 (428,000)
                 shares at cost at December 31, 1997)
   Capital surplus                                                            2,576,849                 2,576,849
   Retained earnings                                                          2,668,626                 2,394,590
   Accumulated comprehensive income: unrealized gains on investment
       securities available for sale, net of tax                                (66,503)                  100,315
                                                                           ------------              ------------

         TOTAL SHAREHOLDERS' EQUITY                                          11,586,912                11,479,694
                                                                           ------------              ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $194,104,061              $189,744,950
                                                                           ------------              ------------
                                                                           ------------              ------------

                                     3

See notes to financial statements.

                            APPALACHIAN BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31
                                                                                          -----------------------------
                                                                                              1999            1998
                                                                                              ----            ----
 REVENUE FROM EARNING ASSETS:
    Interest and fees on loans                                                            $3,086,237        $2,159,094
    Interest on investment securities:
        Taxable securities                                                                   248,220           257,281
        Non-Taxable securities                                                               194,716            53,846
    Interest on federal funds sold                                                           168,555            44,152
                                                                                          ----------        ----------
          TOTAL REVENUE FROM EARNING ASSETS                                                3,697,728         2,514,373

 INTEREST EXPENSE:
    Interest on deposits                                                                   1,979,869         1,320,817
    Interest on securities sold under agreements to repurchase                                21,388            47,095
    Interest expense - other                                                                 107,547            96,327
                                                                                          ----------        ----------
          TOTAL INTEREST EXPENSE                                                           2,108,804         1,464,239

 NET INTEREST INCOME                                                                       1,588,924         1,050,134
    Provision for loan losses                                                                150,000           110,000
                                                                                          ----------        ----------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                       1,438,924           940,134

 NONINTEREST INCOME:
    Service charges on deposits                                                               96,621            54,857
    Insurance commissions                                                                     11,028             5,121
    Other operating income                                                                   118,535            48,550
    Investment securities gains                                                                    0                 0
                                                                                          ----------        ----------
          TOTAL NONINTEREST INCOME                                                           226,184           108,528

 NONINTEREST EXPENSES:
    Salaries and employee benefits                                                           543,999           318,807
    Occupancy expense                                                                         83,027            26,899
    Furniture and equipment expense                                                           76,605            35,983
    Investment losses                                                                              0               416
    Other operating expenses                                                                 547,440           278,050
                                                                                          ----------        ----------
          TOTAL NONINTEREST EXPENSES                                                       1,251,071           660,155

 Income before income taxes                                                                  414,037           388,507
 Income tax provision                                                                       (140,000)         (150,000)
                                                                                          ----------        ----------
             NET INCOME                                                                    $ 274,037         $ 238,507
                                                                                          ----------        ----------
                                                                                          ----------        ----------

 EARNINGS PER COMMON SHARE -BASIC AND DILUTED
    Basic earnings per common share                                                       $      .20        $      .21
    Basic weighted average shares outstanding                                              1,367,188         1,153,682
    Diluted earnings per common share                                                     $      .19        $      .20
    Diluted weighted average shares outstanding                                            1,459,060         1,226,844

 See notes to financial statements.

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              THREE MONTHS ENDED MARCH 31
                                                                              ---------------------------
                                                                                 1999               1998
                                                                                 ----               ----
OPERATING ACTIVITIES:
   Net income                                                                  $274,037            $238,507
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                                    150,000             110,000
   Provision for depreciation, accretion and amortization                       118,952              44,519
   Deferred tax                                                                       0                   0
   Realized investment security (gains) losses                                        0                 416
   Increase in accrued interest receivable                                     (217,986)            (74,584)
   Increase in accrued interest payable                                           8,176              42,035
   Increase in cash surrender value on life insurance                            (7,069)             (7,371)
   Other                                                                        396,350             232,314
                                                                           ------------        ------------
         NET CASH PROVIDED IN OPERATING ACTIVITIES                              722,460             585,836

INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                               0           3,398,149
   Proceeds from maturity of securities available for sale                    3,265,920             397,217
   Purchase of securities available for sale                                (11,956,872)         (5,295,000)
   Proceeds from sale of premises and equipment                                 154,196                   0
   Net increase in loans to customers                                       (11,168,012)         (4,132,893)
   Capital expenditures                                                         (85,615)           (203,267)
                                                                           ------------        ------------
         NET CASH USED IN INVESTING ACTIVITIES                              (19,790,383)         (5,835,794)

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,                             2,798,569           4,248,912
       and savings accounts
   Net increase in certificates of deposits                                     999,141           2,983,699
   Net decrease in securities sold under agreement to repurchase               (500,877)           (115,621)
   Purchase of treasury stock                                                         0            (154,000)
   Issuance of common stock                                                           0              97,268
   Net increase in FHLB borrowings                                              900,000             500,000
                                                                           ------------        ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,196,833           7,560,258
                                                                           ------------        ------------

Net increase in cash and cash equivalents                                   (14,871,090)          2,310,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             24,281,295           5,211,533
                                                                           ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $9,410,205          $7,521,833
                                                                           ------------        ------------
                                                                           ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
       Interest                                                              $2,100,628          $1,422,204
       Income taxes                                                                   0                   0

See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1999


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly First National Bank of Union County) (the "Banks"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1998, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1999.

          Appalachian Bancshares, Inc. is a bank holding company which engages in providing a full range of banking services through its two commercial bank subsidiaries: Gilmer County Bank and Appalachian Community Bank. The Company was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of Gilmer County Bank. In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. In August 1996, the Company and Gilmer County Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of Gilmer County Bank, and the shareholders of Gilmer County Bank became the shareholders of the capital stock of the Company.

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National is a nationally-chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, and with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's Common Stock. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's Common Stock in the private placement are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a $3.6 million loan with The Bankers Bank. On March 12, 1999, the Company received approval from the DBF to convert First National into a state-chartered bank under the laws of the State of Georgia. The Company completed the conversion of First National into a state-chartered bank in March 1999. Concurrently, with the conversion of First National, the Company changed First National's name to Appalachian Community Bank.

NOTE B - INCOME TAXES

         The effective tax rates of approximately 34 percent and 38 percent for the three months ended March 31, 1999 and March 31, 1998 approximate the federal and state statutory rates less an adjustment for the effect of tax exempt securities.

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

         At March 31, 1999, the Company had net unrealized losses of $102,726 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $66,503, net of deferred tax liability. The net decrease in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1998 to March 31, 1999 was $166,818.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks' in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County and Union County, primarily in the local poultry industry, (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks' to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment.

         This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

FINANCIAL CONDITION

MARCH 31, 1999 COMPARED TO DECEMBER 31, 1998
--------------------------------------------

LOANS

         Loans comprised the largest single category of the Company's earning assets on March 31, 1999. Loans, net of unearned income and reserve for loan losses, were 71.7 percent of total assets at March 31, 1999. Total net loans were $139,162,712 at March 31, 1999, representing a 7.2 percent increase from the December 31, 1998 total of $129,831,095. This increase reflects the continued increase in loan demand for the Banks' market area coupled with an increase in the Banks' market share for this area.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold decreased $5,380,794 or
24.9 percent from December 31, 1998 to March 31, 1998. Investment securities at March 31, 1999 were $36,581,022 compared with $28,158,635 at December 31, 1998, reflecting a 29.9 percent increase of $8,422,387. Federal funds sold were $4,589,032 at March 31, 1999 compared to the December 31, 1998 total of $18,392,213, a 75.0 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from reinvesting the funds in loans and securities.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 62.44 to 15.79. Total nonperforming assets at March 31, 1999 were $115,000, which included two collateralized commercial loans aggregating $86,000. Nonperforming assets at December 31, 1998 were $27,000. The ratio of total nonperforming assets to total assets increased slightly from .0001 to .0006 as compared to December 31, 1998. The ratio of nonperforming loans to total loans increased slightly from 0.0002 to 0.0008 as compared to December 31, 1998. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

         Total deposits of $167,659,188 at March 31, 1999 increased $3,797,710 (2.3%) over total deposits of $163,861,478 at year-end 1998.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $333,174 or 3.6 percent from year-end 1998 to March 31, 1999, and interest-bearing deposits increased $3,464,536 or 2.2% during the same period. Time deposits of $100,000 or more increased $977,008 (3.8%).

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $1,977,467 at March 31, 1999, a $500,877 decrease from the December 31, 1998 total of $2,478,344. The total of securities sold under agreements to repurchase is associated with the cash flow needs of our corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $107,218 from December 31, 1998 to March 31, 1999, due to net earnings of $274,037 and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $166,818, net of deferred tax benefits of $89,845.

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

         INFORMATION SYSTEMS. The Company has identified all mission critical information ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware has been completed, and the Company has completed modification and replacement of its mission critical hardware that was not Year 2000 compliant. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance, which the Company has completed in the second quarter of 1999. The Company plans to complete any programming changes to critical systems and commence testing of the new programming in the second quarter of 1999. Testing of internal mission-critical systems commenced during the first quarter of 1999 and implementation is scheduled to be completed by June 30, 1999.

         EMBEDDED SYSTEMS. The Company has performed a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Banks' operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

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

         FINANCIAL IMPLICATIONS. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. In connection with its assessment, testing and remediation of Year 2000 issues, the Company incurred costs of approximately $10,000 in 1998. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $80,000 in 1999. During the first three months of 1999 the Company incurred costs of approximately $45,000. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans. The Company is funding its costs associated with the Year 2000 issue through its regular operating income. While the Company does not expect the cost of these efforts to be material to its financial position or its operating results, there can be no assurance to this effect.

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

LIQUIDITY MANAGEMENT

      Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Banks' ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Banks' would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

         The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Banks' to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $23.3 million or 16.5% of the total loan portfolio at March 31, 1999 and investment securities maturing in one year or less equaled $900,000 or 2.5% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. As of March 31, 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was increased to $12,000,000 in March 1998. At March 31, 1999, the outstanding balance of Gilmer County Bank's credit line was $7,307,143. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $6,000,000. At March 31, 1999, Appalachian Community Bank's outstanding credit line balance was $1,000,000.

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

         TERM LOAN. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to payoff its former line of credit with Hardwick Bank & Trust Company. At March 31, 1999, the balance on the Term Loan was $3.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing January 1, 1999, at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal is due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on November 30, 2008. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         FEDERAL CAPITAL STANDARDS. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $9.3 million at March 31, 1999. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $11.2 million at March 31, 1999. The Company's percentage ratios as calculated under regulatory guidelines were 6.52% and 7.77% for Tier 1 and Total Capital, respectively, at March 31, 1999. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was slightly under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at March 31, 1999 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of First National. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. There can be no assurances, however, that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At March 31, 1999, the Company's leverage ratio was 4.93% exceeding the regulatory minimum requirement of 4%.


         DBF CAPITAL REQUIREMENT. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At March 31, 1999 the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.48%. At March 31, 1999 the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 12.54%.

         In March 1999, the Banks' paid a $350,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------

SUMMARY

         Net earnings for the three months ended March 31, 1999 were $274,037 compared to net earnings of $238,507 for the same period in 1998. Net interest income increased $120,852 (14.8%) during the first three months of 1999, as compared to the same period in 1998; noninterest expenses increased $111,176 (20.2%) during same period, while noninterest income increased by $22,861 (26.7%). The changes from first quarter 1999 compared to the same period in 1998,discussed further below, are largely due to the purchase of Appalachian Community Bank in December 1998. The amounts for first quarter 1998 reflected the Company holding only one subsidiary, Gilmer County Bank while the first quarter 1999 reflects amounts for both Gilmer County Bank and Appalachian Community Bank combined.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1999 increased $1,183,355 (47.1%) from the same period in 1998. This increase was due to the purchase of Appalachian Community Bank. Interest expense for the three months ended March 31, 1999 increased $644,565 or (44.0%) compared to the same period of 1998. Interest expense paid on deposit accounts increased $659,052. The remaining increase is attributed to interest expense on advances from the Federal Home Loan Bank

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $150,000 for the three months ended March 31, 1999 compared to $110,000 for the same period of 1998. Charge-offs exceeded recoveries by $18,493 for the three months ended March 31, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.3 percent at March 31, 1999 compared to 1.2 percent at year-end 1998.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 1999 was $226,184 compared to $108,528 for the same period of 1998. This increase was primarily due to an increase in service charges on deposit accounts of $41,764 in the first quarter of 1999 as compared to the same period of 1998, and increases in other operating income of $69,985. Significant components of noninterest income changed as follows: Service charges on deposits increased $41,764 (76.1%), insurance commissions increased $5,907 (115.4%), and other operating income increased $69,985 (144.2%) to $118,535. These increases were attributable to the addition of Appalachian Community Bank.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended March 31, 1999 were $1,251,071, reflecting a 89.5 percent increase over the same period of 1998. The primary components of noninterest expenses are salaries and employee benefits, which increased to $543,999 for the three months ended March 31, 1999, 70.6 percent higher than in the same period of 1998. The increase in salaries and employee benefits are due to the additional staff members at Appalachian Community Bank. Occupancy costs increased $56,128 (208.7%), and furniture and equipment expenses increased by $40,622. Other operating expenses rose by 96.9 percent to $547,440. The increase in other operating expenses and occupancy expense are largely the result of the addition of Appalachian Community Bank.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $140,000 for the three months ended March 31, 1999 decreased $10,000 compared to the same period of 1998.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION


         In May 1998, the Company purchased a 1,250 sq. ft brick building near the Bank's existing facility for a purchase price of $155,000. The building was sold in February 1999 for $155,000.


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

Dated:   May 14, 1998

                                            APPALACHIAN BANCSHARES, INC.


                                            -------------------------------
                                            Tracy R. Newton
                                            President and CEO
                                            (Duly authorized officer)


                                            -------------------------------
                                            Kent W. Sanford
                                            Executive Vice President
                                            (Principal financial officer)