Form 10KSB/A
period 1998-12-31
APPALACHIAN BANCSHARES INC
filed 1999-07-19
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
                                  ANNUAL REPORT

                               -----------------

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

      829 INDUSTRIAL BOULEVARD
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

                     Common Stock, $5.00 par value per share

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No /_/

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

    The issuer's revenues for its most recent fiscal year were $11,799,913.

    There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at June 30, 1999 was $18,456,760, based on a per share price of $20.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

    At June 30, 1999, there were 1,323,188 shares of the registrant's Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes /_/ No /X/

    The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1998, as set forth below:

         Item 13(a) of the above-referenced Form 10-KSB is amended to include as
         Exhibit 99 the information required by Form 11-K with respect to the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-KSB in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1998, in accordance with Rule 15d-21 under the Securities Exchange Act of 1934.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPALACHIAN BANCSHARES, INC.


                                  By:  /s/ Alan May
                                      ---------------------------------
                                      Alan May, Chief Financial Officer

Date: July 16, 1999

                                  AMENDMENT TO
                                   EXHIBIT 99


              Information Required by Form 11-K with Respect to the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan


(a) The following financial statements for the Appalachian Bancshares, Inc.
    Section 401(k) Profit Sharing Plan for the fiscal year ended December 31, 1998:

    Report of Independent Certified Public Accountants;
    Statements of Net Assets Available for Benefits as of
      December 31, 1998 and 1997;
    Statements of Changes in Net Assets
      Available for Benefits for the Years
      ended December 31, 1998, 1997 and 1996;
    Notes to Financial Statements;
    Schedule of Assets held for Investment; and Schedule of Reportable Transactions.

(b) Exhibits:

    Consent of Independent Auditors' Report
    Consent of Independent Certified Public Accountants

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


                                  APPALACHIAN BANCSHARES, INC.
                                  SECTION 401(K) PROFIT SHARING PLAN


                                  By: /s/ Kent W. Sanford
                                     ----------------------------------------
                                     Kent W. Sanford
                                     Executive Vice President and Member of
                                     Administrative Committee

Date:  July 16, 1999

                          APPALACHIAN BANCSHARES, INC.
                                        SECTION 401(K)
                                   PROFIT SHARING PLAN






--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                                        CONTENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



    Report of Independent Certified Public Accountants                     2

    Financial Statements

          Statements of net assets available for benefits                  3

          Statements of changes in net assets available for benefits       4

          Notes to financial statements                                  5-9

    Supplemental Schedules

          "Item 27a - Schedule of assets held for investment"             11

          "Item 27d - Schedule of reportable transactions"                12


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Appalachian Bancshares, Inc.
   Section 401(k) Profit Sharing Plan
Ellijay, Georgia


We have audited the accompanying statement of net assets available for benefits of Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan (the "Plan") as of December 31, 1998, and the related statement of changes in net assets available for benefits for the year ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan as of and for the year ended December 31, 1997, were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated June 20, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1998, and the changes in net assets available for benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                   /s/ BDO Seidman, LLP


Atlanta, Georgia
July 12, 1999

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


DECEMBER 31,                                        1998                 1997
--------------------------------------------------------------------------------
ASSETS
   INVESTMENTS, AT FAIR VALUE
     Cash and money market funds            $     73,181           $  42,601
     Common stocks:
       Appalachian Bancshares, Inc.*           1,357,760             643,725
     Mutual funds                                 76,184             110,712
--------------------------------------------------------------------------------

Total investments                              1,507,125             797,038
--------------------------------------------------------------------------------

   CONTRIBUTION RECEIVABLE
     Employer                                      9,047                   -
     Participant                                   5,367                   -
--------------------------------------------------------------------------------

Total contribution receivable                     14,414                   -
--------------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR BENEFITS             $1,521,539            $797,038
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AND NOTES TO FINANCIAL STATEMENTS.
                                                              *PARTY-IN-INTEREST

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                      STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31,                                       1998          1997            1996
-------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ADDITIONS TO NET ASSETS ATTRIBUTED TO
Net appreciation in fair value of investments:
   Common stocks:
     Appalachian Bancshares, Inc.*                       $  499,824      $158,717        $      -
   Mutual funds                                              11,608        15,230          23,727
Interest                                                      7,757         3,028             743
Contributions:
   Employer                                                 139,834       101,939          36,694
   Participant                                               61,924        57,565          46,888
   Rollover                                                   7,466        30,690         303,096
-------------------------------------------------------------------------------------------------

Total additions                                             728,413       367,169         411,148
-------------------------------------------------------------------------------------------------

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO
Benefits paid to participants                                 3,660         8,232           3,546
Management/administrative fees                                  252             -               -
-------------------------------------------------------------------------------------------------

Total deductions                                              3,912         8,232           3,546
-------------------------------------------------------------------------------------------------

NET INCREASE                                                724,501       358,937         407,602

NET ASSETS AVAILABLE FOR BENEFITS, beginning of year        797,038       438,101          30,499
-------------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR BENEFITS, end of year           $1,521,539      $797,038        $438,101
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


   SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AND NOTES TO FINANCIAL STATEMENTS.
                                                              *PARTY-IN-INTEREST

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


1.  DESCRIPTION              The following brief description of the Appalachian
    OF PLAN                  Bancshares, Inc. Section 401(k) Profit Sharing Plan
                             (the "Plan") provides only general information.
                             Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

                             a. GENERAL - The Gilmer County Bank's Board of Directors authorized the adoption of the Georgia Bankers Association's Master Section 401(k) Profit Sharing Plan and Trust Adoption Agreement as the Gilmer County Bank's 401(k) plan effective January 1, 1995. The Gilmer County Bank Section 401(k) Profit Sharing Plan was amended on April 22, 1997. Appalachian Bancshares, Inc. became the adopting company and sponsor of the Plan, entitled "Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan." The Georgia Bankers Association administers the trust and provides administrative services to the Plan through third-party contracts. The Plan is a defined contribution plan covering all full-time employees of Appalachian Bancshares, Inc. (the "Company") who have one year of service and are age twenty-one or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

                             b. CONTRIBUTIONS - Each year, participants may contribute up to 16 percent of pretax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Additional amounts may be contributed at the option of the Company's board of directors. Employer contributions are invested in Appalachian Bancshares, Inc. common stock. Contributions are also subject to certain limitations.

                             c. PARTICIPANT ACCOUNTS - Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contribution and (b) Plan earnings. Allocations are based on participant earnings, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

                             d. VESTING - Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on the following schedule:


                                  YEARS OF
                                  CREDITED                         PERCENT
                                  SERVICE                           VESTED
                             ---------------------------------------------------

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

                                  (1)  RELIANCE TRUST COMPANY - CURRENT INCOME
                                       FUND - This portfolio consists primarily of short- and intermediate-term bond funds. These investments generally earn more income than money market instruments or certificates of deposit, but they also experience greater price volatility.

                                  (2)  RELIANCE TRUST COMPANY - CAPITAL
                                       PRESERVATION FUND - This portfolio's
                                       primary goal is to safeguard principal,
                                       or the amount of money invested. To do
                                       so, it invests primarily in government
                                       and corporate bond funds for income with relative stability in the price of fund shares. This portfolio also contains a small stock component which provides some potential for growth.

                                  (3) RELIANCE TRUST COMPANY - MODERATE GROWTH FUND - This portfolio consists of a balanced mix of stock and bond funds for a well-diversified approach in seeking moderate growth of its assets. The strong commitment to bond funds provides some current income potential and helps stabilize the portfolio from large swings in value.

                                  (4) RELIANCE TRUST COMPANY - WEALTH BUILDING FUND - This portfolio invests in a diversified mix of stock and bond funds in an attempt to build wealth and protect against inflation over the long run.

                                  (5)  RELIANCE TRUST COMPANY - AGGRESSIVE
                                       APPRECIATION FUND - This portfolio
                                       invests exclusively in stock funds.
                                       Stocks have more frequent price changes
                                       than other securities and, along with the opportunity for significant gains, the highest degree of risk.

                                  (6)  APPALACHIAN BANCSHARES, INC. COMMON STOCK
                                       - This consists of investment in common
                                       stock of the Company, a
                                       party-in-interest. In May 1998, the
                                       Company issued a two-for-one stock split.
                                       This split resulted in an additional
                                       28,610 shares being issued to the Plan.

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

                             MANAGEMENT ESTIMATES

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

                             PAYMENTS OF BENEFITS

                             Benefits are recorded when paid.

                             RECLASSIFICATIONS

                             Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.


3.  MERGERS OF               On December 1, 1998, the Company purchased First
    NEW SUBSIDIARY           National Bank of Union  County. Effective with this
                             purchase, the Company signed a joinder agreement and amended the Plan whereby the employees of First
                             National Bank of Union County became fully participating members of the Plan, with prior years of service being considered for eligibility requirements. For purposes of determining the vested percentage of the matching and profit sharing accounts, the date of the acquisition shall be used.


4.  INVESTMENTS              Investment activity is summarized as follows:


                                  RELIANCE     RELIANCE  RELIANCE  RELIANCE     RELIANCE
                                     TRUST        TRUST     TRUST  TRUST           TRUST      APPALACHIAN
                                   COMPANY      COMPANY   COMPANY  COMPANY       COMPANY      BANCSHARES,
                        CASH AND   CURRENT      CAPITAL  MODERATE  WEALTH     AGGRESSIVE             INC.
                           MONEY    INCOME PRESERVATION    GROWTH  BUILDING APPRECIATION           COMMON
                          MARKET      FUND         FUND      FUND  FUND             FUND         STOCK*(1)      TOTAL
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 Fair value,
    December 31, 1997    $42,601   $   886       $    -   $13,628   $96,036       $  162      $  643,725   $  797,038

 Net investment
    income,
    unrealized gains
    and losses,
    forfeitures            9,882       391          163     1,966     4,773          127         501,635      518,937

 Contributions, net
    of withdrawals             -        83            -     5,756     5,189          679         179,443      191,150

 Interfund transfers      20,698     9,511        3,863     4,493   (71,684)         162          32,957            -
---------------------------------------------------------------------------------------------------------------------

 Fair value,
    December 31, 1998    $73,181   $10,871       $4,026   $25,843   $34,314       $1,130      $1,357,760   $1,507,125
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                                              *PARTY-IN-INTEREST
                                (1)REPRESENTS MORE THAN 5 PERCENT OF PLAN ASSETS

4.  RELATED PARTY            Some Plan  investments  are shares of common stock
    TRANSACTIONS             of the Company,  and others are mutual  funds that
                             were issued by Reliance Trust Company, which is the custodian of the Plan's assets. These transactions qualify as party-in-interest.


6.  PLAN TERMINATION         Although it has not  expressed  any intent to do
    PROVISIONS               so, the Company has the right under the Plan to
                             discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants become 100 percent vested in their accounts.


7.  TAX STATUS               The  Internal  Revenue  Service has  determined
                             and informed the Company by a letter dated August
                             27, 1996, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter.
                             However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

8.  YEAR 2000 (UNAUDITED)    Appalachian  Bancshares,  Inc.  Section  401(k)
                             Profit Sharing Plan could be adversely affected if the computer systems which the Plan and its providers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. The
                             Company has taken steps which it believes should adequately prepare the Plan for the Year 2000. At this time, because of the complexities involved in the issue, Plan management cannot provide assurances that the Year 2000 issue will not have an impact on the Plan's operations.

                             SUPPLEMENTAL SCHEDULES

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                             "ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT"
                                                               DECEMBER 31, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                                  (E)
                     (B)                                                                        CURRENT
                 IDENTITY OF                          (C)                         (D)            FAIR
     (A)           ISSUER                  DESCRIPTION OF INVESTMENT              COST           VALUE
----------------------------------------------------------------------------------------------------------
      *          Reliance Trust      Cash and Money Market
                 Company                                                          $ 73,181     $   73,181

      *          Reliance Trust      Reliance Trust Company Current Income
                 Company             Fund                                           10,404         10,871

      *          Reliance Trust      Reliance Trust Company Capital
                 Company             Presentation Fund                               3,968          4,026

      *          Reliance Trust      Reliance Trust Company Moderate
                 Company             Growth Fund                                    20,705         25,843

      *          Reliance Trust      Reliance Trust Company Wealth
                 Company             Building Fund                                  29,942         34,314

      *          Reliance Trust      Reliance Trust Company Aggressive
                 Company             Appreciation Fund                                 995          1,130

      *          Appalachian         67,888 shares of Appalachian
                 Bancshares, Inc.    Bancshares, Inc. common stock
                 Common Stock                                                      699,220      1,357,760
----------------------------------------------------------------------------------------------------------

                                                                                  $838,415     $1,507,125
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

   SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AND NOTES TO FINANCIAL STATEMENTS.
                                                              *PARTY-IN-INTEREST

                                                    APPALACHIAN BANCSHARES, INC.
                                                                  SECTION 401(K)
                                                             PROFIT SHARING PLAN

                                "ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS"
                                                    YEAR ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                            (H)            (I)
       (A)                                        (C)           (D)          (G)         VALUE AT          NET
   IDENTITY OF                (B)               PURCHASE      SELLING      COST OF      TRANSACTION        GAIN
      ISSUER          DESCRIPTION OF ASSET       PRICE         PRICE        ASSET          DATE         OR (LOSS)
--------------------------------------------------------------------------------------------------------------------
Appalachian         Purchases of
  Bancshares,         Appalachian
  Inc.*               Bancshares, Inc.
                      common stock               $213,360     $       -     $213,360        $213,360     $       -

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

  THE ABOVE INVESTMENT ACTIVITY INFORMATION HAS BEEN CERTIFIED BY THE TRUSTEE AS BEING COMPLETE AND ACCURATE.
                                                              *PARTY-IN-INTEREST

                     Consent of Independent Auditors' Report


We consent to the incorporation by reference in the Appalachian Bancshares, Inc. Annual Report on Form 10-KSB of our report dated June 20, 1998, with respect to the financial statements and schedules of the Appalachian Bancshares, Inc.
Section 401(k) Profit Sharing Plan.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-27127) pertaining to the Appalachian Bancshares, Inc. 1997 Directors' Non-Qualified Stock Option Plan, 1997 Employee Stock Incentive Plan and Section 401(k) Profit Sharing Plan, of our report dated June 20, 1998, with respect to the financial statements and schedules of the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan included in this Amendment No. 1 to the Appalachian Bancshares, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                   /s/ Bricker & Melton, P.A.



Duluth, Georgia
July 16, 1998

                        Consent of Independent Certified Public Accounts


We consent to the incorporation by reference in the Appalachian Bancshares, Inc. Annual Report on Form 10-KSB of our report dated July 12, 1999, with respect to the financial statements and schedules of the Appalachian Bancshares, Inc.
Section 401(k) Profit Sharing Plan.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-27127) pertaining to the Appalachian Bancshares, Inc. 1997 Directors' Non-Qualified Stock Option Plan, 1997 Employee Stock Incentive Plan and Section 401(k) Profit Sharing Plan, of our report dated July 12, 1999, with respect to the financial statements and schedules of the Appalachian Bancshares, Inc. Section 401(k) Profit Sharing Plan included in this Amendment No. 1 to the Appalachian Bancshares, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                   /s/ BDO Seidman, LLP



Atlanta, Georgia
July 16, 1999