Form 10QSB
period 1999-06-30
APPALACHIAN BANCSHARES INC
filed 1999-08-16
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Class                       Outstanding at August 13, 1999
                     -----                       ------------------------------
         Common Stock, $5.00 par value                      1,323,188


Transitional Small Business Disclosure Format:        Yes [   ]   No [  X  ]

                          APPALACHIAN BANCSHARES, INC.

                            June 30, 1999 Form 10-QSB


                                TABLE OF CONTENTS


                                                                             PAGE NO.
                                                                             --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Consolidated Balance Sheets .............................     1

                  Consolidated Statement of Income ........................     2

                  Consolidated Statement of Comprehensive Income...........     3

                  Consolidated Statement of Cash Flows ....................     4

                  Notes to Consolidated Financial Statements ..............     5


  Item 2.         Management's Discussion and Analysis or Plan of Operation     6


PART II. OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders.....      14

  Item 5.         Other Information .......................................     15

  Item 6.         Exhibits and Reports on Form 8-K ........................     15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 1999         December 31,
ASSETS                                                                      (Unaudited)              1998
                                                                           -------------         -------------
Cash and due from banks                                                        5,118,853             5,481,853
Interest bearing deposits with other banks                                       207,297               407,229
Federal funds sold                                                             7,516,986            18,392,213

Securities available for sale                                                 26,918,605            21,940,281
Securities held to maturity (fair market value $6,469,830)                     6,403,823             6,218,354

Loans                                                                        152,770,436           129,831,095
Allowance for loan losses                                                     (1,848,579)           (1,686,395)
                                                                           -------------         -------------
Net Loans                                                                    150,921,857           128,144,700
Premises and equipment, net                                                    3,773,315             3,940,032
Cash surrender value on life insurance                                           630,058               615,438
Accrued interest                                                               1,612,247             1,319,601
Intangibles, net                                                               2,286,259             2,345,055
Other assets                                                                     989,622               940,194
                                                                           -------------         -------------
         TOTAL ASSETS                                                      $ 206,378,922         $ 189,744,950
                                                                           -------------         -------------
                                                                           -------------         -------------
LIABILITIES AND SHAREHOLDERS'EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing                                                 $   9,439,164         $   9,287,933
       Interest-bearing                                                      165,750,476           154,573,545
                                                                           -------------         -------------
         TOTAL DEPOSITS                                                      175,189,640           163,861,478

    Securities sold under agreements to repurchase/Federal funds
    purchased                                                                  4,884,696             2,478,344
    Accrued interest                                                             784,084               665,883
    Long-term debt                                                            13,535,714            11,007,143
    Other liabilities                                                            392,408               252,408
                                                                           -------------         -------------
       TOTAL LIABILITIES                                                     194,786,542           178,265,256
                                                                           -------------         -------------
SHAREHOLDERS' EQUITY:
   Common stock ($5.00 par value; 20,000,000 shares authorized,
       1,367,188 shares issued at June 30, 1999;                               6,835,940             6,835,940
       1,367,188 shares issued at December 31, 1998)
     Treasury Stock (44,000 shares at cost at June 30, 1999; 30,000             (428,000)             (428,000)
                 shares at cost at December 31, 1998)
   Capital surplus                                                             2,576,849             2,576,849
   Retained earnings                                                           2,898,806             2,394,590
   Accumulated comprehensive income: unrealized gains on investment
       securities available for sale, net of tax                                (291,215)              100,315
                                                                           -------------         -------------
         TOTAL SHAREHOLDERS' EQUITY                                           11,592,380            11,479,694
                                                                           -------------         -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 206,378,922         $ 189,744,950
                                                                           -------------         -------------
                                                                           -------------         -------------

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                                 Three Months Ended                       Six Months Ended
                                                                       June 30                                 June 30
                                                           -------------------------------         -------------------------------
                                                               1999               1998                1999                1998
                                                           -----------         -----------         -----------         -----------
 REVENUE FROM EARNING ASSETS:
    Interest and fees on loans                             $ 3,431,600         $ 2,265,318         $ 6,517,837         $ 4,424,412
    Interest on investment securities:
        Taxable securities                                     336,841             302,291             585,061             559,572
          Nontaxable securities                                144,609              55,382             339,325             109,228
    Interest on federal funds sold                              62,267              54,077             230,822              98,229
                                                           -----------         -----------         -----------         -----------
          TOTAL REVENUE FROM EARNING ASSETS                  3,975,317           2,677,068           7,673,045           5,191,441

 INTEREST EXPENSE:
    Interest on deposits                                     1,917,815           1,442,869           3,897,684           2,763,686
    Interest on federal funds purchased and
        securities sold under agreements to repurchase          23,824              42,223              45,212              89,318
     Interest expense - long term debt                         258,554              96,358             366,101             192,685
                                                           -----------         -----------         -----------         -----------
          TOTAL INTEREST EXPENSE                             2,200,193           1,581,450           4,308,997           3,045,689

 NET INTEREST INCOME:                                        1,775,124           1,095,618           3,364,048           2,145,752
    Provision for loan losses                                  205,000              70,000             355,000             180,000
                                                           -----------         -----------         -----------         -----------

    AFTER PROVISION FOR LOAN LOSSES                          1,570,124           1,025,618           3,009,048           1,965,752

 NONINTEREST INCOME:
    Service charges on deposits                                101,321              56,088             197,942             110,945
    Insurance commissions                                       26,598               4,380              37,626               9,501
    Other operating income                                      57,222              64,377             175,757             112,927
    Investment securities gains (losses)                        10,456              14,475              10,456              14,475
                                                           -----------         -----------         -----------         -----------
          TOTAL NONINTEREST INCOME                             195,597             139,320             421,781             247,848

 NONINTEREST EXPENSES:
    Salaries and employee benefits                             600,814             347,778           1,144,813             666,585
    Occupancy expense                                           80,041              38,216             163,068              65,115
    Furniture and equipment expense                             95,035              51,240              87,223             171,640
    Other operating expenses                                   579,048             304,596           1,126,488             583,062
                                                           -----------         -----------         -----------         -----------
          TOTAL NONINTEREST EXPENSES                         1,354,938             741,830           2,606,009           1,401,985

 Income before income taxes                                    410,783             423,108             824,820             811,615
 Income tax provision                                         (180,603)           (130,000)           (320,603)           (280,000)
                                                           -----------         -----------         -----------         -----------
              NET INCOME                                   $   230,180         $   293,108         $   504,217         $   531,615
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------

 EARNINGS PER COMMON SHARE -BASIC AND DILUTED
    Basic earnings per common share                        $       .17         $       .25         $       .38         $       .46
    Basic weighted average shares outstanding                1,323,188           1,150,284           1,323,188           1,150,284
    Diluted earnings per common share                      $       .16         $       .24         $       .36         $       .43
    Diluted weighted average shares outstanding              1,415,967           1,223,446           1,415,517           1,223,446

                         See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30                               June 30
                                                           ---------------------------         ---------------------------
                                                             1999              1998              1999              1998
                                                           ---------         ---------         ---------         ---------
Net Income                                                 $ 230,180         $ 293,108         $ 504,217         $ 531,615
Other comprehensive, net of tax:
   Unrealized gains on securities: Unrealized
   holding gains (losses) arising during the period         (337,634)         (113,859)         (594,297)          (32,205)
   Less: reclassification adjustments for gains
   (losses) Included in net income                           (10,456)          (14,891)          (10,456)          (14,475)
                                                           ---------         ---------         ---------         ---------
                                                            (348,090)         (128,750)         (604,753)          (46,680)
   Income tax benefit related to items of other
   Comprehensive income                                      123,377            43,775           213,222            15,871
                                                           ---------         ---------         ---------         ---------

Other comprehensive  income (loss)                          (224,713)           42,223          (391,531)           89,318
                                                           ---------         ---------         ---------         ---------
COMPREHENSIVE INCOME                                       $   5,467         $ 208,133         $ 112,686         $ 500,806
                                                           ---------         ---------         ---------         ---------
                                                           ---------         ---------         ---------         ---------

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Six Months Ended June 30
                                                            ---------------------------------
                                                                1999                 1998
                                                            ------------         ------------
OPERATING ACTIVITIES:
   Net income                                               $    504,217         $    531,615
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                     355,000              180,000
   Net depreciation, amortization, and accretion                 242,740               90,377
   Realized investment security loss (gains)                     (10,456)             (14,475)
   Increase in accrued interest receivable                      (292,646)             (61,415)
   Increase in accrued interest payable                          118,201               13,096
   Other                                                         309,783              (57,352)
                                                            ------------         ------------
         NET CASH PROVIDED IN OPERATING ACTIVITIES             1,226,839              681,846

INVESTING ACTIVITIES:
   Net increase in securities available for sale              (5,297,812)            (508,125)
   Net increase in securities held to maturity                  (487,994)          (1,135,102)
   Net increase in loans to customers                        (23,132,157)          (7,622,774)
   Capital (expenditures) sales, net                              10,491             (409,356)
                                                            ------------         ------------
         NET CASH USED IN INVESTING ACTIVITIES               (28,907,472)          (9,675,357)

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
       and savings accounts                                      852,834            9,600,858
   Net increase in certificates of deposit                    10,475,328            4,352,329
   Net (decrease) increase in short term borrowings            2,385,741             (785,999)
   Proceeds from issuance of  common stock                             0               97,268
   Purchase of treasury stock                                          0             (154,000)
   Proceeds from long term debt                                2,528,571              378,571
                                                            ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES            16,242,474           13,489,027
                                                            ------------         ------------

Net increase (decrease) in cash and cash equivalents         (11,438,159)           4,495,516

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              24,281,295            5,211,533
                                                            ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 12,843,136         $  9,707,049
                                                            ------------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest                                             $  4,190,796         $  3,058,785
       Income taxes                                              145,603              315,000

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1999


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly First National Bank of Union County) (collectively, the "Banks"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1998, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1999.

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

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National was a nationally-chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, and with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's Common Stock. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's Common Stock in the private placement are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a $3.6 million loan with The Bankers Bank. On March 12, 1999, the Company received approval from the DBF to convert First National into a state-chartered bank under the laws of the State of Georgia. Subsequently, the Company completed the conversion of First National into a state-chartered bank and changed First National's name to Appalachian Community Bank.

NOTE B - INCOME TAXES

         The effective tax rate of approximately 39 percent for the six months ended June 30, 1999 approximates the federal and state statutory rates.

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

         At June 30, 1999, the Company had net unrealized losses of $450,816 in securities available-for-sale which are reflected in the presented assets. These losses resulted in a decrease in Shareholders' equity of $291,216, net of deferred tax liability. There were no trading securities. The net decrease in Shareholders' Equity as a result of the SFAS 115 adjustment from December 31, 1998 to June 30, 1999 was $391,531.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) potential adverse effects on the economy and the Banks of the Year 2000 computer problem.

         This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of this Report on Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

FINANCIAL CONDITION

JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

LOANS

         Loans comprised the largest single category of the Company's earning assets on June 30, 1999. Loans, net of unearned income and reserve for loan losses, were 73.1% of total assets at June 30, 1999. Total net loans were $150,921,857 at June 30, 1999, representing a 17.8% increase from the December 31, 1998 total of $128,144,700. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold decreased $5,711,434 or
14.0 percent from December 31, 1998 to June 30, 1999. Investment securities at June 30, 1999 were $33,322,428 compared with $28,158,635 at December 31, 1998, reflecting a 18.3 percent increase of $5,163,793. Federal funds sold were $7,516,986 at June 30, 1999 compared to the December 31, 1998 total of $18,392,213, a 59.1 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from reinvesting the funds in loans and securities.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 62.44 to 2.17. Total nonperforming assets at June 30, 1999 were $850,000, which mainly consisted of one loan to a local medical facility that is no longer in business. The Company is in process of converting collateral from this loan to cash. Nonperforming assets at December 31, 1998 were $27,000. The ratio of total nonperforming assets to total assets increased from .0001 to .0041 and the ratio of nonperforming loans to total loans increased from 0.0002 to 0.0056 as compared to December 31, 1998. Management believes that all of these ratios remain favorable as compared with industry averages, and management is not aware of any factors which would suggest that these ratios are prone to erosion in future periods.

DEPOSITS

         Total deposits of $175,189,640 at June 30, 1999 increased $11,328,162 or 6.9% over total deposits of $163,861,478 at year-end 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $151,231 or 1.6% from year-end 1998 to June 30, 1999, and interest-bearing deposits increased $11,176,931 or 7.2% during the same period. Time deposits of $100,000 or more increased $6,383,039 (24.6%).

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $1,884,696 at June 30, 1999, a $593,648 decrease from the December 31, 1998 total of $2,478,344. Federal funds purchased totaled $3,000,000 at June 30, 1999. There were no fed funds purchased at year-end 1998. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' Equity increased $112,686 from December 31, 1998 to June 30, 1999, due to net earnings of $504,217 less a $391,531 decrease in the measurement for unrealized gains or losses on securities available for sale.

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

         INFORMATION SYSTEMS. The Company has identified all mission critical information ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware has been completed, and the Company has completed modification and replacement of its mission critical hardware that was not Year 2000 compliant. The Company completed its inventory of mission critical software and contacted software vendors for certification of Year 2000 compliance in the second quarter of 1999. The Company has completed all programming changes to critical systems and finished testing the new programming during the second quarter of 1999. Testing of internal mission-critical systems commenced during the first quarter of 1999 and implementation was completed by June 30, 1999.

         EMBEDDED SYSTEMS. The Company has performed a comprehensive inventory of its embedded ("non-IT") systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company has contacted manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company completed the remediation or replacement, as applicable, of all known non-compliant components for its mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Banks' operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems. The Company plans to have a third party independent consultant review its Year 2000 plan and testing during the third quarter of 1999.

         THIRD PARTY AND CUSTOMER RELATIONSHIPS. The Company continues to monitor all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company has encouraged its counterparties and customers to conduct their own Year 2000 assessment and take appropriate steps to become Year 2000 compliant.

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

         CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has completed a detailed Year 2000 contingency plan, which assesses several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan was completed during the second quarter of 1999.

         FINANCIAL IMPLICATIONS. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. In connection with its assessment, testing and remediation of Year 2000 issues, the Company incurred costs of approximately $10,000 in 1998. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $80,000 in 1999. During the first six months of 1999 the Company incurred costs of approximately $60,000. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans. The Company is funding its costs associated with the Year 2000 issue through its regular operating income. While the Company does not expect the cost of these efforts to be material to its financial position or its operating results, there can be no assurance to this effect.

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

LIQUIDITY MANAGEMENT

      Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Banks would not be able to perform their primary function of financial intermediaries and would, therefore, not be able to meet the production and growth needs of the communities they serve.

         The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Banks to meet the needs of their customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Banks can also meet the investment requirements of the Company's shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $73.4 million or 48.1% of the total loan portfolio at June 30, 1999 and investment securities maturing in one year or less equaled $100,000 or .003% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was increased to $12,000,000 in March 1998. At June 30, 1999, the outstanding balance of Gilmer County Bank's credit line was $8,935,714. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $6,000,000. At June 30, 1999, Appalachian Community Bank's outstanding credit line balance was $1,000,000.

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

         TERM LOAN. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to pay off its former line of credit with Hardwick Bank & Trust Company. At June 30, 1999, the balance on the Term Loan was $3.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing January 1, 1999, at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal is due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on November 30, 2008. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         FEDERAL CAPITAL STANDARDS. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $9.6 million at June 30, 1999. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $11.4 million at June 30, 1999. The Company's percentage ratios as calculated under regulatory guidelines were 6.04% and 7.20% for Tier 1 and Total Capital, respectively, at June 30, 1999. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at June 30, 1999 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of First National. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. There can be no assurances, however, that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At June 30, 1999, the Company's leverage ratio was 4.89% exceeding the regulatory minimum requirement of 4%.

         DBF CAPITAL REQUIREMENT. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At June 30, 1999 the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.24%. At June 30, 1999 the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 11.18%. Both of these capital ratios met the DBF requirements.

         In March 1999, the Banks' paid a $350,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.


RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1999

SUMMARY

         Net earnings for the six months ended June 30, 1999 were $504,217 compared to net earnings of $531,615 for the same period in 1998. This 5.4% decrease in net earnings is partially attributable to an increase in the interest expense related to the loan from The Bankers Bank that the Company received in November 1998. Net interest income increased $1,218,296 (56.7%) during the first six months of 1999 as compared to the same period in 1998; noninterest expenses increased $1,204,024 (85.9%) during same period, while noninterest income increased by $173,933 (70.2%). Total interest expense increased $1,263,308 (41.5%) during the first six months of 1999 as compared to the same period in 1998. The amounts for the first six months of 1999 reflected the effects of the addition of Appalachian Community Bank, which the Company acquired in November 1998. Prior to the acquisition -- and during the first six months in 1998 -- the Company had only one subsidiary, Gilmer County Bank.

         Net earnings for the quarter ended June 30, 1999 were $230,180 compared to net earnings of $293,108 for the second quarter of 1998. This represents a 21.5% decrease as compared to the same period in 1998. This decrease is primarily attributable to an increase in interest expense associated with the loan with Bankers Bank. Total interest expense increased by $618,743 as compared to the same period in 1998. Net interest income increased $679,506 during the three months ended June 30, 1999 as compared to the same period in 1998; noninterest expenses increased $613,108 during the same period, while noninterest income increased by $56,277. The amounts for the three months ended June 30,1998 reflected the Company holding only one subsidiary, Gilmer County Bank while the amounts for three months ended June 30,1999 reflects amounts for both Gilmer County Bank and Appalachian Community Bank combined.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1999 increased $1,218,296 (56.7%) from the same period in 1998. This increase is attributable to the acquisition of Appalachian Community Bank. Interest expense for the six months ended June 30, 1999 increased $1,263,308 or (41.5%) compared to the same period of 1998. This increase was primarily due to an increase of $1,133,998 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank and The Bankers Bank.

         Net interest income increased $679,506 or 62.0% during the quarter ended June 30, 1999 as compared to the same period in 1998. An increase of $1,298,249 or 48.5% in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $355,000 for the six months ended June 30, 1999 compared to $180,000 for the same period of 1998. Charge-offs exceeded recoveries by $192,383 for the six months ended June 30, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 2.32 percent at June 30, 1999 compared to 1.3 percent at year-end 1998.

         The provision for loan losses was $205,000 for the three months ended June 30, 1999 compared to $70,000 for the same period in 1998.

NONINTEREST INCOME

         Noninterest income for the six months ended June 30, 1999 was $421,781 compared to $247,848 for the same period of 1998. This increase was primarily due to an increase in service charges on deposit accounts of $86,997 in the first six months of 1999 as compared to the same period of 1998, and increases in other operating income of $62,830. Significant components of noninterest income changed as follows: Service charges on deposits increased $86,997 (78.4%), insurance commissions increased $28,125 (296.0%), and other operating income increased $62,830 (55.6%) to $175,757. Earnings on cash surrender value of life insurance policies provided $17,385 of the increase to other operating income. These increases are primarily attributable to the addition of Appalachian Community Bank.

         Noninterest income increased by $56,277 or 40.4% in the second quarter of 1999 as compared to the same period in 1998. Service charges on deposits increased by $45,233 or 80.6%. These increases are attributable to the addition of Appalachian Community Bank.

NONINTEREST EXPENSES

         Noninterest expenses for the six months ended June 30, 1999 were $2,606,009, reflecting a 85.9% increase over the same period of 1998. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,144,813 for the six months ended June 30, 1999, 71.7% higher than in the same period of 1998. These increases are attributable to the addition of Appalachian Community Bank. Occupancy costs increased $97,953 (150.4%), and furniture and equipment expenses increased by $84,417. Other operating expenses rose by 93.2% to $1,126,488.

         Noninterest expenses increased by $613,108 for the quarter ended June 30, 1999 as compared to the same period in 1998. The primary components of noninterest expense are salaries and employee benefits, which increased by $253,036 for the three months ended June 30, 1999, 72.7% higher than the same period of 1998. Occupancy costs increased by $41,825 and other operating expenses increased by $274,452 for the second quarter of 1999 as compared with the same period in 1998. These increases are attributable to the addition of Appalachian Community Bank.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $320,603 for the six months ended June 30, 1999 increased $40,603 compared to the same period of 1998 due to increased profit levels.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the shareholders of the Company was held on May 25, 1999 for the purpose of electing the Board of Directors of the Company and ratification of the appointment of the Company's independent auditors. The appointment of Schauer, Taylor, Cox and Vise, P.C. as the Company's independent auditors was ratified with 97,901 votes for and 14,400 against. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting with the exception of Kent Sanford, were elected to constitute the entire Board of Directors of the Company for a term of one year.






               DIRECTORS ELECTED AT ANNUAL MEETING OF SHAREHOLDERS


                                         FOR                  VOTE WITHHELD
Alan S. Dover                           996814                      0
Charles A. Edmondson                    996814                      0
Roger E. Futch                          996774                      40
Joseph C. Hensley                       996814                      0
Frank E. Jones                          996794                      20
J. Ronald Knight                        996814                      0
Tracy R. Newton                         996814                      0
P. Joe Sisson                           996774                      40
Kenneth D. Warren                       996814                      0
Kent W. Sanford                         996814                      0

ITEM 5.   OTHER INFORMATION

         None.

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


Dated:   August 13, 1999

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