Form 10QSB
period 1999-09-30
APPALACHIAN BANCSHARES INC
filed 1999-11-09
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                            Outstanding at October 29, 1999
             -----                            -------------------------------

  Common Stock, $5.00 par value                           1,333,224


Transitional Small Business Disclosure Format:     Yes [ ]      No [X]

                          APPALACHIAN BANCSHARES, INC.

                         September 30, 1999 Form 10-QSB


                                TABLE OF CONTENTS


                                                                                                     Page No.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1999 and
                  December 31, 1998....................................................................   1

         Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 1999 and 1998....................................................   2

         Consolidated Statements of Comprehensive Income for the Three and
                  Nine Months Ended September 30, 1999 and 1998........................................   3

         Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1999 and 1998.............................................   4

         Notes to Consolidated Financial Statements....................................................   5


  Item 2.         Management's Discussion and Analysis or Plan of Operation............................   6


PART II. OTHER INFORMATION

  Item 5.         Other Information....................................................................  15

  Item 6.         Exhibits and Reports on Form 8-K.....................................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                         APPALACHIAN BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        September 30, 1999      December 31,
ASSETS                                                                      (Unaudited)             1998
                                                                           -------------       --------------
Cash and due from banks                                                    $   4,976,922       $    5,481,853
Interest bearing deposits with other banks                                       207,730              407,229
Federal funds sold                                                             1,493,557           18,392,213

Securities available for sale                                                 27,814,766           21,940,281
Securities held to maturity (fair market value $5,687,828 and                  5,800,810            6,218,354
6,457,522)

Loans                                                                        159,746,144          129,831,095
Allowance for loan losses                                                     (1,933,510)          (1,686,395)
                                                                           -------------       --------------
Net Loans                                                                    157,812,634          128,144,700
Premises and equipment, net                                                    3,774,309            3,940,032
Cash surrender value on life insurance                                           637,639              615,438
Accrued interest                                                               1,617,361            1,319,601
Intangibles, net                                                               2,256,822            2,345,055
Other assets                                                                     845,362              940,194
                                                                           -------------       --------------
         TOTAL ASSETS                                                      $ 207,237,912       $  189,744,950
                                                                           =============       ==============

LIABILITIES AND
SHAREHOLDERS'EQUITY

LIABILITIES:
   Deposits:
       Noninterest-bearing                                                 $  10,473,734       $    9,287,933
       Interest-bearing                                                      169,415,763          154,573,545
                                                                           -------------       --------------
         TOTAL DEPOSITS                                                      179,889,497          163,861,478

   Securities sold under agreements to repurchase/Federal funds
   purchased                                                                   1,026,030            2,478,344
   Accrued interest                                                              876,616              665,883
   Long-term debt                                                             13,335,714           11,007,143
   Other liabilities                                                             239,664              252,408
                                                                           -------------       --------------
       TOTAL LIABILITIES                                                     195,367,522          178,265,256
                                                                           -------------       --------------

SHAREHOLDERS' EQUITY:
   Common stock ($5.00 par value; 20,000,000 shares authorized,
       1,377,224 shares issued at September 30, 1999;                          6,886,120            6,835,940
       1,367,188 shares issued at December 31, 1998)
    Treasury Stock (44,000 shares at cost)                                      (428,000)            (428,000)

   Capital surplus                                                             2,727,388            2,576,849
   Retained earnings                                                           3,245,919            2,394,590
   Accumulated comprehensive income (loss): unrealized gains (losses)
       on investment securities available for sale, net of tax                  (561,036)             100,315
                                                                           -------------       --------------

         TOTAL SHAREHOLDERS' EQUITY                                           11,870,390           11,479,694
                                                                           -------------       --------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 207,237,912       $  189,744,950
                                                                           =============       ==============

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30                        September  30
                                                            -----------------------------       ------------------------------
                                                                1999              1998              1999               1998
                                                            -----------       -----------       ------------       -----------
 REVENUE FROM EARNING ASSETS:
    Interest and fees on loans                              $ 3,585,637       $ 2,339,850       $ 10,103,474       $ 6,764,262
    Interest on investment securities:
        Taxable securities                                      296,337           163,808            881,398           723,380
        Nontaxable securities                                   203,266           204,610            542,591           313,838
    Interest on federal funds sold                               85,832            53,019            316,654           151,248
                                                            -----------       -----------       ------------       -----------

          TOTAL REVENUE FROM EARNING ASSETS                   4,171,072         2,761,287         11,844,117         7,952,728
                                                            -----------       -----------       ------------       -----------

 INTEREST EXPENSE:
    Interest on deposits                                      2,091,422         1,477,048          5,989,106         4,240,734
    Interest on federal funds purchased and
        securities sold under agreements to repurchase           49,471            47,610             94,683           136,928
    Interest expense - long term debt                           205,164            95,449            571,265           288,134
                                                            -----------       -----------       ------------       -----------

          TOTAL INTEREST EXPENSE                              2,346,057         1,620,107          6,655,054         4,665,796
                                                            -----------       -----------       ------------       -----------

 NET INTEREST INCOME:                                         1,825,015         1,141,180          5,189,063         3,286,932
    Provision for loan losses                                   285,000            60,000            640,000           240,000
                                                            -----------       -----------       ------------       -----------


 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,540,015         1,081,180          4,549,063         3,046,932

 NONINTEREST INCOME:
    Service charges on deposits                                 106,285            54,638            304,227           165,583
    Insurance commissions                                         9,682             7,321             47,308            16,822
    Other operating income                                      106,955            65,550            282,712           178,477
    Investment securities gains (losses)                         (2,400)            1,475              8,056            15,950
                                                            -----------       -----------       ------------       -----------
          TOTAL NONINTEREST INCOME                              220,522           128,984            642,303           376,832
                                                            -----------       -----------       ------------       -----------

 NONINTEREST EXPENSES:
    Salaries and employee benefits                              604,836           371,016          1,749,649         1,037,601
    Occupancy expense                                            78,177            35,604            241,245           100,719
    Furniture and equipment expense                              81,803            45,991            253,443           133,214
    Other operating expenses                                    565,608           330,563          1,692,096           913,625
                                                            -----------       -----------       ------------       -----------
          TOTAL NONINTEREST EXPENSES                          1,330,424           783,174          3,936,433         2,185,159
                                                            -----------       -----------       ------------       -----------

 Income before income taxes                                     430,113           426,990          1,254,933         1,238,605
 Income tax provision                                           (83,000)         (120,000)          (403,603)         (400,000)
                                                            -----------       -----------       ------------       -----------
  NET INCOME                                                $   347,113       $   306,990       $    851,330       $   838,605
                                                            ===========       ===========       ============       ===========

 EARNINGS PER COMMON SHARE -BASIC AND DILUTED
    Basic earnings per common share                         $       .26       $       .27       $        .64       $       .73
    Basic weighted average shares outstanding                 1,323,624         1,150,321          1,323,335         1,150,050
    Diluted earnings per common share                       $       .24       $       .25       $        .60       $       .70
    Diluted weighted average shares outstanding               1,425,816         1,237,276          1,419,025         1,194,275

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                           ---------------------------       ---------------------------
                                                              1999             1998              1999             1998
                                                           ---------       -----------       -----------       ---------
Net Income                                                 $ 347,113       $   306,990       $   851,329       $ 838,605
Other comprehensive, net of tax:
    Unrealized gains on securities: Unrealized
    holding gains (losses) arising during the period        (415,426)          215,389        (1,009,723)        183,184
    Less: reclassification adjustments for (gains)
    losses included in net income                              2,400            (1,475)           (8,056)        (15,950)
                                                           ---------       -----------       -----------       ---------
                                                            (413,026)          213,914        (1,017,779)        167,234

    Income tax benefit related to items of other
    comprehensive income                                     143,205           (72,731)          356,427         (56,860)
                                                           ---------       -----------       -----------       ---------

Other comprehensive income (loss)                           (269,821)          141,183          (661,352)        110,374
                                                           ---------       -----------       -----------       ---------
COMPREHENSIVE INCOME                                       $  77,292       $   448,173       $   189,977       $ 948,979
                                                           =========       ===========       ===========       =========

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                 Nine Months Ended Sept. 30
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                  $    851,329       $    838,605
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                        640,000            240,000
   Depreciation, amortization, and accretion                        322,075            143,598
   Realized investment security (gains)                              (8,056)           (15,950)
   Increase in accrued interest receivable                         (297,761)           (79,479)
   Increase in accrued interest payable                             210,733             12,175
   Other                                                            443,744            250,944
                                                               ------------       ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                2,162,064          1,389,893

INVESTING ACTIVITIES:
   Net increase in securities available for sale                 (6,884,207)        (2,641,545)
   Net decrease (increase) in securities held to maturity           417,544         (1,629,570)
   Net increase in loans to customers                           (30,307,934)        (9,998,434)
   Capital (expenditures) sales, net                                (68,118)          (436,401)
                                                               ------------       ------------
         NET CASH USED IN INVESTING ACTIVITIES                  (36,842,715)       (14,705,950)

FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts,
       and savings accounts                                        (554,044)        13,592,968
   Net increase in certificates of deposit                       16,582,064          4,945,941
   Net (decrease) increase in short term borrowing               (1,479,746)          (419,078)
   Proceeds from issuance of  common stock                          200,720            132,469
   Purchase of treasury stock                                            --           (154,000)
   Proceeds from notes payable                                           --          1,278,571
   Proceeds from long term debt                                   2,328,571
                                                               ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES               17,077,565         19,376,871
                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents            (17,603,086)         6,060,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 24,281,295          9,707,049
                                                               ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,678,209       $ 15,767,863
                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                $  6,444,321       $  4,653,621
       Income taxes                                                 270,603            452,000

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1999


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly First National Bank of Union County) (the "Banks"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements for the Company for the year ended December 31, 1998, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1999.

          The Company is a bank holding company which engages in providing a full range of banking services through its two commercial bank subsidiaries:
Gilmer County Bank and Appalachian Community Bank. The Company was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of Gilmer County Bank. In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. In August 1996, the Company and Gilmer County Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of Gilmer County Bank, and the shareholders of Gilmer County Bank became the shareholders of the capital stock of the Company.

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National was a nationally-chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, plus the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's common stock. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's common stock in the private placement are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a $3.6 million loan with The Bankers Bank. On March 12, 1999, the Company received approval from the DBF to convert First National into a state-chartered bank under the laws of the State of Georgia. Subsequently, the Company completed the conversion of First National into a state-chartered bank and changed First National's name to Appalachian Community Bank.

NOTE B - INCOME TAXES

         The effective tax rate of approximately 32 percent for the nine months ended September 30, 1999 approximates the federal and state statutory rates.

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

         At September 30, 1999, the Company had net unrealized losses of $863,842 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $561,037, net of deferred tax liability. There were no trading of securities. The net decrease in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1998 to September 30, 1999 was $661,352.

NOTE D  -  STOCK OPTIONS

         On June 22, 1999 the Company issued 43,000 options on its shares of common stock to staff members at an exercise price of $12.00 per share. These options vest over a period of five years.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) potential adverse effects on the economy in general or the Banks of the Year 2000 computer problem.

         This discussion is intended to assist in an understanding of the Company's consolidated financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report on Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

LOANS

         Loans comprised the largest single category of the Company's earning assets on September 30, 1999. Loans, net of unearned income and reserve for loan losses, were 76.2% of total assets at September 30, 1999. Total net loans were $157,812,634 at September 30, 1999, representing a 23.2% increase from the December 31, 1998 total of $128,144,700. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold decreased $11,441,715 or
24.6 percent from December 31, 1998 to September 30, 1999. Investment securities at September 30, 1999 were $33,615,576 compared with $28,158,635 at December 31, 1998, reflecting a 19.4 percent increase of 5,456,941. Federal funds sold were $1,493,557 at September 30, 1999 compared to the December 31, 1998 total of $18,392,213, a 91.9 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from the reinvestment of funds in loans and securities.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 62.44 at December 31, 1998 to 3.23 at September 30, 1999. Total nonperforming assets at September 30, 1999 were $598,345, which mainly consisted of one loan to a local medical facility that is no longer in business. The Company is in process of attempting to convert collateral from this loan to cash. Nonperforming assets at December 31, 1998 were $27,000. The ratio of total nonperforming assets to total assets increased from .0001 to
 .0029 and the ratio of nonperforming loans to total loans increased from 0.0002 to 0.0037 as compared to December 31, 1998. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

         Total deposits of $179,889,497 at September 30, 1999 increased $16,028,019 or 9.8% over total deposits of $163,861,478 at year-end 1998.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $1,185,801 or 12.8% from year-end 1998 to September 30, 1999, and interest-bearing deposits increased $14,842,218 or 9.6% during the same period. Time deposits of $100,000 or more increased $8,571,271 (33.0%).

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $1,026,030 at September 30, 1999, a $1,452,314 decrease from the December 31, 1998 total of $2,478,344. Federal funds purchased totaled $557 at September 30, 1999. There were no federal funds purchased at year-end 1998. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $390,696 from December 31, 1998 to September 30, 1999, due to net earnings of $851,330, proceeds from the issuance of common stock to the 401(k) Plan of $200,720 less a $661,354 decrease as a result of unrealized gains or losses on securities available for sale.

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

         Information Systems. The Company has identified all mission critical information ("IT") systems. Testing of key computer hardware has been completed, and the Company has completed modification and replacement of its mission critical hardware that was not Year 2000 compliant. The Company completed its inventory of mission critical software and contacted software vendors for certification of Year 2000 compliance in the second quarter of 1999. The Company has completed all programming changes to critical systems and finished testing the new programming during the second quarter of 1999. Testing of internal mission-critical systems commenced during the first quarter of 1999 and implementation was completed by June 30, 1999.

         Embedded Systems. The Company has performed a comprehensive inventory of its embedded ("non-IT") systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company has contacted manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company completed the remediation or replacement, as applicable, of all non-compliant components for mission critical systems by June 30, 1999. The Company had a third party independent consultant review its Year 2000 plan and validate testing during the third quarter of 1999.

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

         Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has completed a detailed Year 2000 contingency plan, which assesses several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan was completed during the second quarter of 1999. The Company tested its contingency plan in October 1999 and is having an independent third party validate the test results.

         Financial Implications. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. Management currently does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. In connection with its assessment, testing and remediation of Year 2000 issues, the Company incurred costs of approximately $10,000 in 1998. The Company currently estimates that the costs of assessing, testing and remediation of Year 2000 issues will total approximately $80,000 in 1999. During the first nine months of 1999 the Company incurred costs of approximately $70,000. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans. The Company is funding its costs associated with the Year 2000 issue through its regular operating income. The Company does not expect the cost of these efforts to be material to its financial position or its operating results.

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

         In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely effect operations or results of operations, and does not expect implementation to have a material impact on its business, financial condition or operating results. However, to the extent the Year 2000 issue has a material adverse effect on the business, financial condition or operating results of third parties which whom the Company has material relationships, such as other financial institutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition or operating results.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $76.2 million or 47.8% of the total loan portfolio at September 30, 1999 and investment securities maturing in one year or less equaled $955,000 or 2.8% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was increased to $12,000,000 in March 1998. At September 30, 1999, the outstanding balance of Gilmer County Bank's credit line was $7,835,714. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $6,000,000. At September 30, 1999, Appalachian Community Bank's outstanding credit line balance was $1,900,000.

CAPITAL RESOURCES

          A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided from the proceeds from Gilmer County Bank's initial stock offering in 1994, through draws by Gilmer County Bank on the credit line with the Federal Home Loan Bank, through draws on a line of credit with Hardwick Bank and Trust Company (described below), through a $3.6 million loan from The Bankers Bank (described below), from the proceeds of the $2.65 private placement of the Company's common stock in November 1998, and through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to pay off its former line of credit with Hardwick Bank & Trust Company. At September 30, 1999, the balance on the Term Loan was $3.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing January 1, 1999, at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal is due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on November 30, 2008. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $10.2 million at September 30, 1999. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total Capital and was $12.1 million at September 30, 1999. The Company's percentage ratios as calculated under regulatory guidelines were 6.14% and 7.30% for Tier 1 and Total Capital, respectively, at

September 30, 1999. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at September 30, 1999 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of Appalachian Community Bank. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. There can be no assurances, however, that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At September 30, 1999, the Company's leverage ratio was 4.99% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At September 30, 1999 the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.51%. At September 30, 1999 the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 11.12%.

         In March 1999, the Banks' paid a $350,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.


RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY

         Net earnings for the nine months ended September 30, 1999 were $851,330 compared to net earnings of $838,605 for the same period in 1998. This represents a 1.5% increase in net earnings. Net interest income increased $1,902,131 (57.9%) during the first nine months of 1999 as compared to the same period in 1998; noninterest expenses increased $1,751,274 (80.1%) during same period, while noninterest income increased by $265,471 (70.4%). Total interest expense increased $1,989,258 (42.6%) during the first nine months of 1999 as compared to the same period in 1998. The amounts for the first nine months of 1999 reflected the effects of the addition of Appalachian Community Bank, which the Company acquired in November 1998. Prior to the acquisition - and during the first nine months in 1998 - the Company had only one subsidiary, Gilmer County Bank.

         Net earnings for the quarter ended September 30, 1999 were $347,113 compared to net earnings of $306,990 for the third quarter of 1998. This represents a 13.1% increase as compared to the same period in 1998. Total interest expense increased by $725,950 as compared to the same period in 1998. Net interest income increased $683,835 during the three months ended September 30, 1999 as compared to the same period in 1998; noninterest expenses increased $547,250 during the same period, while noninterest income increased by $91,538. The amounts for the three months ended September 30,1998 reflected the Company holding only one subsidiary, Gilmer County Bank while the amounts for three months ended September 30,1999 reflects increases as a result of the addition of Appalachian Community Bank.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1999 increased $1,902,131 (57.9%) from the same period in 1998. This increase is attributable to the acquisition of Appalachian Community Bank. Interest expense for the nine months ended September 30, 1999 increased $1,989,258 or (42.6%) compared to the same period of 1998. This increase was primarily due to an increase of $1,748,372 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank and The Bankers Bank.

         Net interest income increased $683,835 or 59.9% during the quarter ended September 30, 1999 as compared to the same period in 1998. An increase of $1,409,785 or 51.1% in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $640,000 for the nine months ended September 30, 1999 compared to $240,000 for the same period of 1998. Charge-offs exceeded recoveries by $393,448 for the nine months ended September 30, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was
1.2 percent at September 30, 1999 compared to 1.3 percent at year-end 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.2 percent at September 30, 1998. The increase in the loan loss reserve is due to a loan to a medical facility that is no longer in business. The Company is in the process of attempting to convert collateral from this loan to cash.

         The provision for loan losses was $285,000 for the three months ended September 30, 1999 compared to $60,000 for the same period in 1998.


NONINTEREST INCOME

         Noninterest income for the nine months ended September 30, 1999 was $642,303 compared to $376,832 for the same period of 1998. This increase was primarily due to an increase in service charges on deposit accounts of $138,644 in the first nine months of 1999 as compared to the same period of 1998, and increases in other operating income of $104,235. Significant components of noninterest income changed as follows: Service charges on deposits increased $138,644 (83.7%), insurance commissions increased $30,486 (181.0%), and other operating income increased $104,241 (58.4%). Earnings on cash surrender value of life insurance policies provided $26,144 of the increase to other operating income. These increases are primarily attributable to the addition of Appalachian Community Bank.

         Noninterest income increased by $91,538 or 71.0% in the third quarter of 1999 as compared to the same period in 1998. Service charges on deposits increased by $51,647 or 94.5%. These increases are attributable to the addition of Appalachian Community Bank.

NONINTEREST EXPENSES

         Noninterest expenses for the nine months ended September 30, 1999 were $3,936,433, reflecting a 80.1% increase over the same period of 1998. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,749,649 for the nine months ended September 30, 1999, 68.6% higher than in the same period of 1998. Occupancy costs increased $140,526 (139.5%), and furniture and equipment expenses increased by $120,229. Other operating expenses rose by 85.2% to $1,692,096. These increases are attributable to the addition of Appalachian Community Bank.

         Noninterest expenses increased by $547,250 for the quarter ended September 30, 1999 as compared to the same period in 1998. The primary components of noninterest expense are salaries and employee benefits, which increased by $233,820 for the three months ended September 30, 1999, 63.0% higher than the same period of 1998. Occupancy costs increased by $42,573 and other operating expenses increased by $235,045 for the third quarter of 1999 as compared with the same period in 1998. These increases are attributable to the addition of Appalachian Community Bank.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $403,603 for the nine months ended September 30, 1999 increased $3,603 compared to the same period of 1998 due to increased profit levels.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Gilmer County Bank has received approval from the Georgia Department of Banking and the FDIC to construct a branch bank to be located in East Ellijay, GA. The construction of the new facility has begun and is planned to be completed by the end of the year.

         Appalachian Community Bank has made application to the Georgia Department of Banking and Finance and the FDIC to construct a branch bank to be located in Blue Ridge, GA. The approval of the applications is pending.

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


Dated:   November 9, 1999

                                         APPALACHIAN BANCSHARES, INC.


                                    By:      /s/ Tracy R. Newton
                                       ----------------------------------------
                                         Tracy R. Newton
                                         President and CEO
                                         (Duly authorized officer)


                                    By:      /s/ Kent W. Sanford
                                       ----------------------------------------
                                         Kent W. Sanford
                                         Executive Vice President
                                         (Principal financial officer)