Form 10QSB/A
period 1999-09-30
APPALACHIAN BANCSHARES INC
filed 1999-12-02
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                          APPALACHIAN BANCSHARES, INC.

                         September 30, 1999 Form 10-QSB


                                TABLE OF CONTENTS


                                                                                               Page No.
                                                                                               --------
Part I.     Financial Information

  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets as of September 30, 1999 and
                December 31, 1998  ........................................................       1

            Consolidated Statements of Income for the Three and Nine Months
                Ended September 30, 1999 and 1998  ........................................       2

            Consolidated Statements of Comprehensive Income for the Three and
                Nine Months Ended September 30, 1999 and 1998  ............................       3

            Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 1998 ..................................       4

            Notes to Consolidated Financial Statements ....................................       5


  Item 2.   Management's Discussion and Analysis or Plan of Operation......................       6


Part II.    Other Information

  Item 5.   Other Information..............................................................      15

  Item 6.   Exhibit and Reports on Form 8-K................................................      15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30, 1999            December 31,
ASSETS                                                                               (Unaudited)                  1998
                                                                                 ------------------           --------------
Cash and due from banks                                                             $   4,976,922             $   5,481,853
Interest bearing deposits with other banks                                                207,730                   407,229
Federal funds sold                                                                      1,493,557                18,392,213

Securities available for sale                                                          27,814,766                21,940,281
Securities held to maturity (fair market value $5,687,828 and 6,457,522)                5,800,810                 6,218,354
Loans                                                                                 159,746,144               129,831,095
Allowance for loan losses                                                              (1,933,510)               (1,686,395)
                                                                                    -------------             -------------
Net Loans                                                                             157,812,634               128,144,700
Premises and equipment, net                                                             3,774,309                 3,940,032
Cash surrender value on life insurance                                                    637,639                   615,438
Accrued interest                                                                        1,617,361                 1,319,601
Intangibles, net                                                                        2,256,822                 2,345,055
Other assets                                                                              845,362                   940,194
                                                                                    -------------             -------------
               TOTAL ASSETS                                                         $ 207,237,912             $ 189,744,950
                                                                                    =============             =============

LIABILITIES AND
SHAREHOLDERS'EQUITY
LIABILITIES:
     Deposits:
           Noninterest-bearing                                                      $  10,473,734             $   9,287,933
           Interest-bearing                                                           169,415,763               154,573,545
                                                                                    -------------             -------------
               TOTAL DEPOSITS                                                         179,889,497               163,861,478

    Securities sold under agreements to repurchase/Federal funds
    purchased                                                                           1,026,030                 2,478,344
    Accrued interest                                                                      876,616                   665,883
    Long-term debt                                                                     13,335,714                11,007,143
    Other liabilities                                                                     239,664                   252,408
                                                                                    -------------             -------------
           TOTAL LIABILITIES                                                          195,367,522               178,265,256
                                                                                    -------------             -------------

SHAREHOLDERS' EQUITY:
     Common stock ($5.00 par value; 20,000,000 shares authorized,
         1,377,224 shares issued at September 30, 1999;                                 6,886,120                 6,835,940
         1,367,188 shares issued at December 31, 1998)
    Treasury Stock (44,000 shares at cost)                                               (428,000)                 (428,000)

     Capital surplus                                                                    2,727,388                 2,576,849
     Retained earnings                                                                  3,245,919                 2,394,590
     Accumulated comprehensive income (loss): unrealized gains
        (losses) on investment securities available for sale, net of tax                 (561,036)                  100,315
                                                                                    -------------             -------------

               TOTAL SHAREHOLDERS' EQUITY                                              11,870,390                11,479,694
                                                                                    -------------             -------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 207,237,912             $ 189,744,950
                                                                                    =============             =============

                       See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                                  Three Months Ended                    Nine Months Ended
                                                                      September 30                         September  30
                                                              -----------------------------       ------------------------------
                                                                 1999              1998               1999              1998
                                                              -----------       -----------       ------------       -----------
 REVENUE FROM EARNING ASSETS:
      Interest and fees on loans                              $ 3,582,238       $ 2,339,850       $ 10,090,189       $ 6,764,262
      Interest on investment securities:
            Taxable securities                                    432,308           163,808          1,017,369           723,380
            Nontaxable securities                                  59,239           204,610            398,564           313,838
     Interest on deposit in other banks                             3,399                 0             13,285                 0
     Interest on federal funds sold                                85,832            53,019            316,654           151,248
                                                              -----------       -----------       ------------       -----------
                TOTAL REVENUE FROM EARNING ASSETS               4,163,016         2,761,287         11,836,061         7,952,728
                                                              -----------       -----------       ------------       -----------

 INTEREST EXPENSE:
      Interest on deposits                                      2,091,422         1,477,048          5,989,106         4,240,734
      Interest on federal funds purchased and securities
            sold under agreements to repurchase                    49,471            47,610             94,683           136,928
     Interest expense - long term debt                            205,164            95,449            571,265           288,134
                                                              -----------       -----------       ------------       -----------
                TOTAL INTEREST EXPENSE                          2,346,057         1,620,107          6,655,054         4,665,796
                                                              -----------       -----------       ------------       -----------

 NET INTEREST INCOME:                                           1,816,959         1,141,180          5,181,007         3,286,932
      Provision for loan losses                                   285,000            60,000            640,000           240,000
                                                              -----------       -----------       ------------       -----------

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,531,959         1,081,180          4,541,007         3,046,932

 NONINTEREST INCOME:
      Service charges on deposits                                 106,285            54,638            304,227           165,583
      Insurance commissions                                         9,682             7,321             47,308            16,822
      Other operating income                                      115,011            65,550            290,768           178,477
      Investment securities gains (losses)                         (2,400)            1,475              8,056            15,950
                                                              -----------       -----------       ------------       -----------
                TOTAL NONINTEREST INCOME                          228,578           128,984            650,359           376,832
                                                              -----------       -----------       ------------       -----------

 NONINTEREST EXPENSES:
      Salaries and employee benefits                              604,836           371,016          1,749,649         1,037,601
      Occupancy expense                                            78,177            35,604            241,245           100,719
      Furniture and equipment expense                              81,803            45,991            253,443           133,214
      Other operating expenses                                    565,608           330,563          1,692,096           913,625
                                                              -----------       -----------       ------------       -----------
                TOTAL NONINTEREST EXPENSES                      1,330,424           783,174          3,936,433         2,185,159
                                                              -----------       -----------       ------------       -----------

 Income before income taxes                                       430,113           426,990          1,254,933         1,238,605
 Income tax provision                                             (83,000)         (120,000)          (403,603)         (400,000)
                                                              -----------       -----------       ------------       -----------
  NET INCOME                                                  $   347,113       $   306,990       $    851,330       $   838,605
                                                              ===========       ===========       ============       ===========

 EARNINGS PER COMMON SHARE -BASIC AND DILUTED
      Basic earnings per common share                         $       .26       $       .27       $        .64       $       .73
      Basic weighted average shares outstanding                 1,323,624         1,150,321          1,323,335         1,150,050
      Diluted earnings per common share                       $       .24       $       .25       $        .60       $       .70
      Diluted weighted average shares outstanding               1,425,816         1,237,276          1,419,025         1,194,275

                       See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                         September  30                     September 30
                                                                 ---------------------------       ---------------------------
                                                                    1999              1998              1999            1998
                                                                 ---------       -----------       -----------       ---------
 Net Income Interest and fees on loans                           $ 347,113       $   306,990       $   851,329       $ 838,605
 Other comprehensive, net of tax:
     Unrealized gains on securities: Unrealized holding
     gains (losses) arising during the period                     (415,426)          215,389        (1,009,723)        183,184
     Less: reclassification adjustments for (gains) losses
     included in net income                                          2,400            (1,475)           (8,056)        (15,950)
                                                                 ---------       -----------       -----------       ---------
                                                                  (413,026)          213,914        (1,017,779)        167,234
     Income tax benefit related to items of other
     comprehensive income                                          143,205           (72,731)          356,427         (56,860)
                                                                 ---------       -----------       -----------       ---------

 Other comprehensive  income (loss)                               (269,821)          141,183          (661,352)        110,374
                                                                 ---------       -----------       -----------       ---------
 COMPREHENSIVE INCOME                                            $  77,292       $   448,173       $   189,977       $ 948,979
                                                                 =========       ===========       ===========       =========

                       See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                   Nine Months Ended Sept. 30
                                                                 -------------------------------
                                                                      1999               1998
                                                                 ------------       ------------
OPERATING ACTIVITIES:
     Net income                                                  $    851,329       $    838,605
     Adjustments to reconcile net income to net cash
           provided by operating activities:
     Provision for loan losses                                        640,000            240,000
     Depreciation, amortization, and accretion                        322,075            143,598
     Realized investment security (gains)                              (8,056)           (15,950)
     Increase in accrued interest receivable                         (297,761)           (79,479)
     Increase in accrued interest payable                             210,733             12,175
     Other                                                            443,744            250,944
                                                                 ------------       ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES            2,162,064          1,389,893

INVESTING ACTIVITIES:
    Net increase in securities available for sale                  (6,884,207)        (2,641,545)
    Net decrease (increase) in securities held to maturity            417,544         (1,629,570)
    Net increase in loans to customers                            (30,307,934)        (9,998,434)
    Capital (expenditures) sales, net                                 (68,118)          (436,401)
                                                                 ------------       ------------
               NET CASH USED IN INVESTING ACTIVITIES              (36,842,715)       (14,705,950)

FINANCING ACTIVITIES:
    Net decrease in demand deposits, NOW accounts,
           and savings accounts                                      (554,044)        13,592,968
    Net increase in certificates of deposit                        16,582,064          4,945,941
    Net (decrease) increase in short term borrowing                (1,479,746)          (419,078)
    Proceeds from issuance of  common stock                           200,720            132,469
    Purchase of treasury stock                                             --           (154,000)
    Proceeds from notes payable                                            --          1,278,571
                                                                                    ------------
    Proceeds from long term debt                                    2,328,571
                                                                 ------------       ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES           17,077,565         19,376,871
                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents              (17,603,086)         6,060,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   24,281,295          9,707,049
                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  6,678,209       $ 15,767,863
                                                                 ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
           Interest                                              $  6,444,321       $  4,653,621
           Income taxes                                               270,603            452,000

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


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

               Investment securities and federal funds sold decreased $11,441,715 or 24.6 percent from December 31, 1998 to September 30, 1999. Investment securities at September 30, 1999 were $33,615,576 compared with $28,158,635 at December 31, 1998, reflecting a 19.4 percent increase of $5,456,941. Federal funds sold were $1,493,557 at September 30, 1999 compared to the December 31, 1998 total of $18,392,213, a 91.9 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from the reinvestment of funds in loans and securities.

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

               Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 million of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to pay off its former line of credit with Hardwick Bank & Trust Company. At September 30, 1999, the balance on the Term Loan was $3.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing January 1, 1999, at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal is due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on November 30, 2008. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

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


RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY

               Net earnings for the nine months ended September 30, 1999 were $851,330 compared to net earnings of $838,605 for the same period in 1998. This represents a 1.5% increase in net earnings. Net interest income increased $1,894,075 (57.6%) during the first nine months of 1999 as compared to the same period in 1998; noninterest expenses increased $1,751,274 (80.1%) during same period, while noninterest income increased by $273,527 (72.6%). Total interest expense increased $1,989,258 (42.6%) during the first nine months of 1999 as compared to the same period in 1998. The amounts for the first nine months of 1999 reflected the effects of the addition of Appalachian Community Bank, which the Company acquired in November 1998. Prior to the acquisition - and during the first nine months in 1998 - the Company had only one subsidiary, Gilmer County Bank.

               Net earnings for the quarter ended September 30, 1999 were $347,113 compared to net earnings of $306,990 for the third quarter of 1998. This represents a 13.1% increase as compared to the same period in 1998. Total interest expense increased by $725,950 as compared to the same period in 1998. Net interest income increased $675,779 during the three months ended September 30, 1999 as compared to the same period in 1998; noninterest expenses increased $547,250 during the same period, while noninterest income increased by $99,594. The amounts for the three months ended September 30,1998 reflected the Company holding only one subsidiary, Gilmer County Bank while the amounts for three months ended September 30,1999 reflects increases as a result of the addition of Appalachian Community Bank.

NET INTEREST INCOME

               Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1999 increased $1,894,075 (57.6%) from the same period in 1998. This increase is attributable to the acquisition of Appalachian Community Bank. Interest expense for the nine months ended September 30, 1999 increased $1,989,258 or (42.6%) compared to the same period of 1998. This increase was primarily due to an increase of $1,748,372 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank and The Bankers Bank.

               Net interest income increased $675,779 or 59.2% during the quarter ended September 30, 1999 as compared to the same period in 1998. An increase of $1,401,729 or 50.8% in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.

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


NONINTEREST INCOME

               Noninterest income for the nine months ended September 30, 1999 was $650,359 compared to $376,832 for the same period of 1998. This increase was primarily due to an increase in service charges on deposit accounts of $138,644 in the first nine months of 1999 as compared to the same period of 1998, and increases in other operating income of $112,291. Significant components of noninterest income changed as follows: Service charges on deposits increased $138,644 (83.7%), insurance commissions increased $30,486 (181.0%), and other operating income increased $112,291 (62.9%). Earnings on cash surrender value of life insurance policies provided $26,144 of the increase to other operating income. These increases are primarily attributable to the addition of Appalachian Community Bank.

               Noninterest income increased by $99,594 or 77.2% in the third quarter of 1999 as compared to the same period in 1998. Service charges on deposits increased by $51,647 or 94.5%. These increases are attributable to the addition of Appalachian Community Bank.

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


Dated:   November 30, 1999

                                        APPALACHIAN BANCSHARES, INC.


                                 By:   /s/ Tracy R. Newton
                                    -------------------------------------
                                        Tracy R. Newton
                                        President and CEO
                                        (Duly authorized officer)


                                 By:   /s/ Kent W. Sanford
                                    --------------------------------------
                                        Kent W. Sanford
                                        Executive Vice President
                                        (Principal financial officer)