Form 10QSB/A
period 1999-09-30
APPALACHIAN BANCSHARES INC
filed 1999-12-09
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB/A-2


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

        Appalachian Bancshares, Inc. (the "Company") is filing this amendment number 2 on Form 10-QSB/A-2 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1999 (the "Original Report"), as amended on December 2, 1999 on Form 10-QSB/A-1 (the "First Amendment"), in order to amend and restate the financial data schedule contained as Exhibit No. 27 in the Original Report and the First Amendment. This Second Amendment speaks as of the original date of filing the Original Report.


                                   SIGNATURES

        Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   December 2, 1999

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