Form 10KSB
period 1999-12-31
APPALACHIAN BANCSHARES INC
filed 2000-04-14
CIK 1019883

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                  FORM 10-KSB
                                 ANNUAL REPORT
                          ---------------------------

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999         COMMISSION FILE NO.000-21383

                          APPALACHIAN BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)


              GEORGIA                                            58-2242407
----------------------------------------           ----------------------------------------
       (State of Incorporation)                     (I.R.S. Employer Identification Number)


    829 INDUSTRIAL BOULEVARD
          ELLIJAY, GEORGIA                                          30540
----------------------------------------           ----------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (706) 276-8000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                          ---------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:


         TITLE OF EACH CLASS                          NAME OF EXCHANGE ON WHICH REGISTERED
----------------------------------------           ----------------------------------------
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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         The issuer's revenues for its most recent fiscal year were $16,984,216.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 15, 2000 was $22,830,750, based on a per share price of $25.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At March 24, 2000, there were 1,345,955 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                          APPALACHIAN BANCSHARES, INC.

                         1999 FORM 10-KSB ANNUAL REPORT


                               TABLE OF CONTENTS



    ITEM NUMBER                                                                                          PAGE OR
   IN FORM 10-KSB                                      DESCRIPTION                                       LOCATION
   --------------                                      -----------                                       --------

      Item 1.             Business...............................................................           1

      Item 2.             Properties.............................................................           22

      Item 3.             Legal Proceedings......................................................           23

      Item 4.             Submission of Matters to a Vote of Security Holders....................           23

      Item 5.             Market for the Registrant's Common Equity and Related Shareholder                 24
                          Matters................................................................

      Item 6.             Management's Discussion and Analysis of Financial                                 25
                          Condition and Results of Operations....................................

      Item 7.             Financial Statements...................................................          F-1

      Item 8.             Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................           38

      Item 9.             Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16(a) of the
                          Exchange Act...........................................................           38

      Item 10.            Executive Compensation.................................................           38

      Item 11.            Security Ownership of Certain Beneficial Owners
                          and Management.........................................................           38

      Item 12.            Certain Relationships and Related Transactions.........................           38

      Item 13.            Exhibits and Reports on Form 8-K.......................................           39

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Banks in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County and in Union County (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

         Appalachian Bancshares, Inc. (the "Company" or "Registrant") is a bank holding company which engages in providing a full range of banking services through its two commercial bank subsidiaries: Gilmer County Bank and Appalachian Community Bank (the Company's two bank subsidiaries are collectively referred to as the "Banks"). The Company was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of Gilmer County Bank. In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. In August 1996, the Company acquired 100% of the outstanding shares of Gilmer County Bank, and the shareholders of Gilmer County Bank became the shareholders of the capital stock of the Company.

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National"), which was subsequently renamed Appalachian Community Bank, from Century South Banks, Inc. ("Century South"). First National was a nationally-chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. The Company acquired First National in a cash transaction for a purchase price of $6.1 million. Century South also assumed some of the existing liabilities and assets of First National. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's Common Stock to three investors. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's Common Stock in the private placement are entitled to certain registration rights under specific circumstances and are subject to call rights of the Company. The Company funded the remainder of the purchase price through a $3.6 million loan with The Bankers Bank.

         At December 31, 1999, the assets of the Company consisted primarily of its ownership of the capital stock of the Banks. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Banks on a consolidated basis.

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

         Gilmer County Bank has received approval to open a branch in East Ellijay, Georgia. The bank has leased land and begun construction on the facility with completion anticipated in May 2000.

         Gilmer County Bank has a correspondent relationship with several banks, including The Bankers Bank, Federal Home Loan Bank and South Trust Bank. Gilmer County Bank received approval from the DBF in December 1999 to establish a data processing subsidiary. Gilmer County Bank has formed a subsidiary named Appalachian Information Management, Inc. to operate the data processing facility. Management believes the subsidiary will be fully operational by June 2000.

APPALACHIAN COMMUNITY BANK

         Appalachian Community Bank ("Appalachian") (formerly First National) was organized in 1981 as an insured national bank chartered under the federal banking laws of the United States of America. During 1999, the Company converted First National into a state-chartered bank under the laws of the State of Georgia and changed its name. Appalachian's deposits are insured by the FDIC.

         Appalachian conducts business from its main banking office located in Blairsville, Georgia. Appalachian intends to file an application with the DBF to open a branch in Blue Ridge, Georgia. No assurance can be given that approval will be received. Appalachian has a correspondent relationship with several banks, including The Bankers Bank, Federal Home Loan Bank and SouthTrust Bank.

BANKING SERVICES AND OPERATIONS

         The Banks operate as community banks performing banking services customary for full service banks of similar size and character. These services include:

         - the furnishing of personal and commercial checking accounts and other demand and time deposit accounts; and

         - the extension of personal and commercial loans and lines of credit.

Gilmer County Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area encompassing Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. Appalachian draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area which includes Union County, Towns County and Fannin County, Georgia.

         The principal business of the Banks is to attract and accept deposits from the public and to make loans and other investments. The principal sources of funds for the Banks' loans and investments are:

         - demand, time, savings, and other deposits, including negotiable order of withdrawal or NOW accounts;

         - installment payments and prepayments on loans granted;

         - sales to other lenders or institutions of loans or participation in loans;

         - fees paid by other lenders or institutions for servicing loans sold by the Banks to them; and

         - borrowings.

The principal sources of income for the Banks are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Banks are:

         - interest paid on savings and other deposits, including NOW accounts;

         - interest paid on borrowings by the Banks;

         - employee compensation;

         - office expenses; and

         - other overhead expenses.

EMPLOYEES

         Except for the officers of the Company, who are also officers of the Banks, the Company does not have any employees. At December 31, 1999, Gilmer County Bank had a total of 46 employees, 39 of which were full-time employees, and Appalachian had a total of 25 employees, 20 of which were full-time employees. The Company and the Banks are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

LENDING ACTIVITIES

         General. The Banks are authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Banks' lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Banks make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the poultry industry constituted approximately 15% of the Banks' total loans at December 31, 1999.

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

         Real Estate Loans. Loans secured by real estate are the primary component of the Banks' loan portfolio, constituting approximately $117 million, or 69%, of the Banks' total loans at December 31, 1999. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans but exclude home equity loans, which are classified as consumer loans.

         Commercial Loans. The Banks make loans for commercial purposes in various lines of businesses. At December 31, 1999, the Banks held approximately $35 million, or 21% of the Banks' total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

         Consumer Loans. The Banks make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 1999, the Banks held approximately $15 million in consumer loans, representing 9% of the Banks' total loans.

         Loan Approval and Review. The Banks' loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers' loan committee. Individual officers' lending limits range from $15,000 to $150,000, depending on seniority and type of loan. The officers' loan committee, which consists of the president, executive vice president and senior lending officer, has a lending limit of $200,000 for secured loans. Loans between $200,000 and $500,000 must be approved by a directors' loan committee, which is made up of the president, the senior lending officer and three outside directors. Loans above $500,000 require approval by the majority of the full Board of Directors.

         Each of the Banks has a continuous loan review procedure involving multiple officers of each of the respective Banks that is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Banks' have employed an in-house specialist to review all loans in excess of $100,000 and to periodically sample those of $100,000 or less.

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

         The following table sets forth the mix of depository accounts at the Banks as a percentage of total deposits at December 31, 1999.

                                  DEPOSIT MIX


                                                                                       DECEMBER 31, 1999
                                                                                       -----------------

         Non-interest bearing demand............................................                5.5%

         Interest-bearing demand................................................               22.7%

         Savings................................................................               15.6%

         Time Deposits..........................................................               35.7%

         Certificates of Deposit of $100,000 or more............................               20.5%

            Total...............................................................              100.0%

         Both of the Banks are members of the Cirrus ATM network of automated teller machines, which permits the Banks' customers to perform certain transactions in numerous cities throughout Georgia and throughout the country. Gilmer County Bank's charter provides that Gilmer County Bank has trust powers but only upon application to the DBF. To date, Gilmer County Bank has not submitted, and has no plans to submit, such an application. Appalachian does not have trust powers.

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

         As of December 31, 1999, three non-locally owned banks had offices in Gilmer County and two locally owned banks had offices in Blairsville. The Bank of Ellijay, which is owned by Century South Banks, Inc., a bank holding company headquartered in Alpharetta, Georgia, operates a main office and one branch office in Gilmer County. Regions Bank, an Alabama bank holding company, operates two offices in Gilmer County. United Community Bank, a branch of Peoples Bank in Fannin County, maintains a branch office in Gilmer County. Bank of Blairsville, a branch of Bank of Hiawassee, operates an office in Blairsville. Union County Bank, headquartered in Blairsville, operates an office in Blairsville. In addition, many local businesses and individuals have deposits outside the primary service areas of Gilmer County Bank and Appalachian Community Bank.

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

                           SUPERVISION AND REGULATION

         The Company and the Banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. This discussion is only a summary of various statutory or regulatory provisions. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. The operations of the Company and the Banks may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

         The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with and subject to the regulation of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such other reports and information as may be required under the BHC Act. The Federal Reserve may conduct examinations of the Company and the Banks to determine whether such institutions are in compliance with the regulations promulgated under the BHC Act.

         The BHC Act requires a bank holding company to obtain prior approval of the Federal Reserve:

         - to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

         - for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

         - to merge or consolidate with any other bank holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") facilitates branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years. See "-Regulation and Legislative Changes."

         Bank holding companies generally are also prohibited under the BHC Act from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include:

         - making or servicing loans and certain leases;

         - providing certain data processing services;

         - acting as a fiduciary or investment or financial advisor;

         - providing discount brokerage services;

         - underwriting bank eligible securities; and

         - making investments designed to promote community welfare.

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

         On November 12, 1999, the President signed into law legislation which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies and other financial service providers. These barriers were established by the 1933 Glass-Steagall Act. This Act prohibited bank holding companies from owning subsidiaries that were engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The Glass-Steagall Act also prohibited securities firms from engaging in the activities historically engaged in by banks and prohibited certain affiliations between insurance companies, banks and securities firms. The new law will provide financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result of this new law, the number and type of entities competing with the Company in its markets could increase. It is too early to determine what effect, if any, this new law will have on the Company.

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

         Under the provisions of the Code, it is unlawful without the prior approval of the DBF:

         - for any bank holding company to acquire ownership or control of more than 5% of the voting shares of a bank;

         - for any bank holding company or a subsidiary thereof (other than a bank) to acquire all or substantially all of the assets of a bank; or

         - for any bank holding company to merge or consolidate with any other bank holding company.

It is also unlawful under Code for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any presently operating bank unless the bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. In addition, in any acquisition by an existing bank holding company, the initial banking subsidiary of the bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

THE BANKS

         Both Banks are incorporated under the laws of the State of Georgia and subject to examination by the DBF. The DBF regulates all areas of the Banks' commercial banking operations, including reserves, loans, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations.

         Additionally, each of the Banks is insured and regulated by the FDIC. The major functions of the FDIC with respect to insured banks include:

         - paying off depositors to the extent provided by law if a bank is closed without making adequate provisions to pay the claims of depositors;

         - acting as the receiver of state banks placed in receivership when appointed receiver by state authorities; and

         - preventing the continuance or development of unsound and unsafe banking practices.

In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve System, such as the Banks, to determine their condition for insurance purposes. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continued, or assumed bank is an insured non-member state bank. The FDIC closely examines non-member banks for compliance with certain federal statutes such as the Community Reinvestment Act of 1977 (the "CRA") and the Truth-in-Lending Act.

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

         Under Georgia law, the Banks must obtain approval of the DBF before they may pay cash dividends out of retained earnings if:

         - the total classified assets at the most recent examination of such bank exceed 80% of the equity capital;

         - the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year; or

         - the ratio of equity capital to adjusted assets is less than 6%.

As discussed below, additional capital requirements imposed by the DBF may limit the Banks' ability to pay dividends to the Company. See "--Capital Adequacy."

         CAPITAL ADEQUACY

         Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to

         - make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies;

         - account for off-balance sheet exposure; and

         - minimize disincentives for holding liquid assets.

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

         The Federal Reserve has also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         DBF Capital Requirements. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation, after which time Gilmer County Bank became subject to a 6% primary capital ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         FDICIA. FDICIA was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. Among other matters, the FDICIA requires that all depository institutions with assets in excess of $150 million, or such larger threshold as may be established by the FDIC (currently $500 million), prepare and submit to the FDIC and appropriate federal and state banking regulators audited annual financial statements. The FDIC has provided by regulation that these provisions of the FDICIA do not apply to depository institutions with assets less than $500 million. The institutions must file reports containing a statement by management of its responsibilities and by the depository institution's independent public accountant attesting to the accuracy of management's annual assessment of its financial reporting, internal controls and regulatory compliance. The institution must also establish an audit committee composed of members of the board of directors who are independent of management. The enactment of the FDICIA has also resulted in the promulgation of regulations by regulatory agencies that will tend to restrict to some degree the real estate lending practices of financial institutions.

         Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder establish five capital categories as shown in the following table:

                                                        TOTAL RISK-           TIER 1 RISK-              TIER 1
               CLASSIFICATION                          BASED CAPITAL          BASED CAPITAL            LEVERAGE
               --------------                          -------------          -------------            --------

         Well Capitalized (1)                               10%                     6%                     5%
         Adequately Capitalized (1)                          8%                     4%                     4%(2)
         Undercapitalized (3)                               <8%                    <4%                    <4%
         Significantly Undercapitalized                     <6%                    <3%                    <3%
         Critically Undercapitalized                        --                     --                     <2%

         --------------

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

         As of the date of this report, the Company is considered to be "undercapitalized" according to the total risk-based regulatory capital requirement. Gilmer County Bank is considered to be "adequately capitalized." While currently within the total and tier 1 risk-based capital ratio requirements to be considered "adequately capitalized", Appalachian Community Bank has received notice from the FDIC indicating that it will continue in a "troubled condition" status in light of certain weaknesses not yet reconciled since the bank's acquisition by the Company. In connection with this designation, among other things, the FDIC has indicated that it will require that the tier 1 leverage capital ratio be maintained at not less than 8% for some period of time. Prior to this notification, the Company has already been exploring options for the injection of capital into the bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of Appalachian Community Bank and -Subsequent Events."

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

OTHER APPLICABLE REGULATIONS

         RCDRIA. The Riegle Community Development and Regulatory Improvement Act of 1994 promotes economic revitalization and community development to "investment areas." It established a Community Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

         The act provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The act directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies also are directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

         Interstate Banking Act. The federal Interstate Banking Act permits, among other things, bank holding companies to acquire banks in any state. It also permits bank holding companies to establish new branches across state lines if the individual states into which a potential entrant proposes to branch specifically pass legislation to "opt-in."

         Under the Interstate Banking Act, a bank could merge, beginning on June 1, 1997, with a bank in another state if the transaction did not involve a bank in a home state which had enacted a law after the date of enactment of the Interstate Banking Act and before June 1, 1997 that applied equally to all out-of-state banks and expressly prohibited interstate merger transactions. States were also allowed to permit merger transactions before June 1, 1997. Georgia elected to allow merger transactions beginning June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out-of-state bank to acquire a branch without acquiring the bank. Georgia has not authorized these transactions. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

         The Board of Governors of the Federal Reserve System is authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquirer's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in state or out of state bank holding companies making an initial acquisition. Anti-trust laws are not affected by the Interstate Banking Act.

         The Interstate Banking Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits interstate branching. The establishment of the initial branch in a host state which permits de novo interstate branching is subject to the same requirements which apply to the initial acquisition of a bank in a host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a new branch has been established, the bank may establish and acquire additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired additional branches under applicable federal or state law.

         Georgia Interstate Banking Act. In 1994, the Georgia General Assembly adopted the Georgia Interstate Banking Act. The act permits bank holding companies located in any state outside of Georgia to acquire Georgia banks, or to acquire bank holding companies owning Georgia banks. The board of directors of a Georgia bank or bank holding company may adopt a resolution to exempt its bank or bank holding company from acquisition under this act.

         Georgia Intrastate Banking Act. The Georgia General Assembly has also enacted the Georgia Intrastate Banking Act altering the public policy of the State regarding intrastate branch banking. The act allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, any Georgia bank or group of affiliated banks under a single holding company were permitted, subject to certain restrictions, to establish new or additional branch banks in any three counties in the State of Georgia in which the bank or group of banks were not currently operating. Effective July 1, 1998, the restrictions on the number of de novo branch banks which could be established lapsed.

         Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. Gilmer County Bank was examined for CRA compliance in June 1999 and received a CRA rating of "outstanding." Prior to the conversion to a state bank, Appalachian Community Bank was examined for CRA compliance in April 1996 and received a rating of "satisfactory."

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

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Some of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, what effect these would have.

         The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


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

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                            Taxable Equivalent Basis

                                                                      Years Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                               1999                             1998                               1997
                                -------------------------------    -------------------------------    -----------------------------
                                             Interest  Average                Interest    Average                Interest   Average
                                  Average     Income/   Yields/    Average     Income/     Yields/    Average    Income/    Yields/
                                  Balance     Expense   Rates      Balance     Expense     Rates      Balance    Expense     Rates
                                  -------     -------   -----      -------     -------     -----      -------    -------     -----
                                                                (Dollars in thousands)
ASSETS
 Earning assets:
  Loans, net of unearned
       income (1) ............   $ 150,691    $13,827    9.18%    $  95,353    $ 9,645     10.12%    $  74,753    $7,675     10.27%
  Securities:
       Taxable ...............      22,500      1,389    6.17        15,919      1,009      6.34        17,498     1,160      6.63
       Tax-exempt ............      10,692        802    7.50         7,943        570      7.18         3,257       258      7.92
                                 ---------    -------             ---------    -------               ---------    ------
  Total securities ...........      33,192      2,191    6.60        23,862      1,579      6.62        20,755     1,418      6.83
  Interest-bearing deposits ..         258         16    6.20            34          2      5.88            --        --      0.00
  Federal funds sold .........       7,399        399    5.39         4,414        269      6.09         2,895       160      5.53
                                 ---------    -------             ---------    -------               ---------    ------
       Total interest-
        earning assets (2) ...     191,540     16,433    8.58       123,663     11,495      9.30        98,403     9,253      9.40

 Non interest-earning assets:
  Cash and due from banks ....       4,644                            3,587                              2,170
  Premises and equipment .....       3,835                            2,419                              1,644
  Accrued interest and
       other assets ..........       5,467                            2,551                              1,818
  Allowance for loan losses ..      (1,783)                          (1,141)                              (774)
                                 ---------                        ---------                          ---------
Total assets .................   $ 203,703                        $ 131,079                          $ 103,261
                                 =========                        =========                          =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
   Demand deposits ...........   $  46,222      1,857    4.02%    $  30,238      1,444      4.78%    $  22,681     1,116      4.92%
   Savings deposits ..........      31,017      1,256    4.05        24,463      1,210      4.95        17,984       933      5.19
   Time deposits .............      88,228      5,137    5.82        52,104      3,237      6.21        45,616     2,862      6.27
                                 ---------    -------             ---------    -------               ---------    ------
        Total deposits .......     165,467      8,250    4.99       106,805      5,891      5.52        86,281     4,911      5.69
 Other short-term borrowings .       2,498        112    4.48         4,106        178      4.34         4,471       201      4.50
 Long-term debt ..............      12,798        777    6.07         6,649        428      6.44         2,090       150      7.18
                                 ---------    -------             ---------    -------               ---------    ------
       Total interest-
         bearing liabilities .     180,763      9,139    5.06       117,560      6,497      5.54        92,842     5,262      5.67
                                 ---------    -------             ---------    -------               ---------    ------

 Noninterest-bearing liabilities:
     Demand deposits .........       9,558                            3,940                              3,527
     Accrued interest and
       other liabilities .....       1,432                              654                                500
     Shareholders' equity ....      11,950                            8,925                              6,392
                                 ---------                        ---------                          ---------
Total liabilities and
     shareholders' equity ....   $ 203,703                        $ 131,079                          $ 103,261
                                 =========                        =========                          =========
Net interest income/net
     interest spread .........                  7,294    3.52%                   4,998      3.76%                  3,991      3.73%
                                                        =====                              =====                             =====
Net yield on earning assets ..                           3.81%                              4.04%                             4.06%
                                                        =====                              =====                             =====
Taxable equivalent adjustment:
     Loans ...................                     19                               31                                22
     Investment securities ...                    274                              194                                88
                                            ---------                          -------                            ------
         Total taxable
           equivalent adjustment                  293                              225                               110
                                            ---------                          -------                            ------
Net interest income ..........              $   7,001                          $ 4,773                            $3,881
                                            =========                          =======                            ======

-------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

         The following tables set forth, for the years ended December 31, 1999, 1998, and 1997 a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                         RATE/VOLUME VARIANCE ANALYSIS
                            Taxable Equivalent Basis

                                                          Average Volume           Change in Volume           Average Rate
                                                 -----------------------------   --------------------     ----------------------
                                                   1999       1998       1997    1999-1998  1998-1997     1999    1998     1997
                                                 --------   --------   -------   ---------  ---------     -----   -----    -----
                                                                              (Dollars in thousands)
EARNING ASSETS:

Loans, net of unearned income (1) ............   $150,691   $ 95,353   $74,753   $ 55,338    $ 20,600     9.18%   10.12%   10.27%
                                                 --------   --------   -------   --------    --------     ----    -----    -----
Investment Securities:
     Taxable .................................     22,500     15,919    17,498      6,581      (1,579)    6.17     6.34     6.63
     Tax exempt ..............................     10,692      7,943     3,257      2,749       4,686     7.50     7.18     7.92
                                                 --------   --------   -------   --------    --------
         Total investment securities .........     33,192     23,862    20,755      9,330       3,107     6.60     6.62     6.83
                                                 --------   --------   -------   --------    --------
Interest-bearing deposits with other banks ...        258         34        --        224          --     6.20     5.88     0.00
Federal funds sold ...........................      7,399      4,414     2,895      2,985       1,553     5.39     6.09     5.53
                                                 --------   --------   -------   --------    --------
         Total earning assets ................   $191,540   $123,663   $98,403   $ 67,876    $ 25,260     8.58     9.30     9.40
                                                 ========   ========   =======   ========    ========

INTEREST-BEARING LIABILITIES:
Deposits:
     Demand ..................................   $ 46,222   $ 30,238   $22,681   $ 15,984    $  7,557     4.02     4.78     4.92
     Savings .................................     31,017     24,463    17,984      6,554       6,479     4.05     4.95     5.19
     Time ....................................     88,228     52,104    45,616     36,124       6,488     5.82     6.21     6.27
                                                 --------   --------   -------   --------    --------
         Total deposits ......................    165,467    106,805    86,281     58,662      20,524     4.99     5.52     5.69

Other short-term borrowings ..................      2,498      4,106     4,471     (1,608)       (365)    4.48     4.34     4.50
Long-term debt ...............................     12,798      6,649     2,090      6,149       4,559     6.07     6.44     7.18
                                                 --------   --------   -------   --------    --------
         Total interest-bearing liabilities ..   $180,763   $117,560   $92,842   $ 63,203    $ 24,718     5.06     5.53     5.67
                                                 ========   ========   =======   ========    ========

Net interest income/net interest spread.......                                                            3.52     3.77     3.73

Net yield on earning assets...................                                                            3.81     4.04     4.06

Net cost of funds.............................                                                            4.77     5.26     5.34


                                                                                                     Variance Attributed to (1)
                                                      Interest                                 -----------------------------------
                                                   Income/Expense             Variance                1999               1998
                                            --------------------------  --------------------   ------------------   --------------
                                              1999      1998     1997   1999-1998  1998-1997   Volume      Rate     Volume    Rate
                                            -------   -------   ------  ---------  ---------   -------    -------   -------  -----
                                                                             (Dollars in thousands)
EARNING ASSETS:
   Loans, net of
     unearned income ...................... $13,827   $ 9,645   $7,675   $ 4,182    $ 1,970    $ 5,150    $  (968)  $ 2,084  $(114)


Investment Securities:
   Taxable ................................   1,389     1,009    1,160       380       (151)       408        (28)     (102)   (49)
   Tax exempt .............................     802       570      258       232        312        206         26       338    (26)
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----
     Total investment securities ..........   2,191     1,579    1,418       612        161        614         (2)      236    (75)
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----

Interest-bearing deposits
   with other banks .......................      16         2       --        14          2         15         (1)        2     --
Federal funds sold ........................     399       269      160       130        109        164        (34)       91     18
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----
     Total earning assets .................  16,433    11,495    9,253     4,938      2,242      5,943     (1,005)    2,413   (171)
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----

Interest-bearing liabilities:
Deposits:
   Demand .................................   1,857     1,444    1,116       413        328        671       (258)      361    (33)
   Savings ................................   1,256     1,210      933        46        277        290       (244)      322    (45)
   Time ...................................   5,137     3,237    2,862     1,900        375      2,115       (215)      403    (28)
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----
     Total deposits .......................   8,250     5,891    4,911     2,359        980      3,076       (717)    1,086   (106)

Other short-term borrowings ...............     112       178      201       (66)       (23)       (72)         6       (16)   (17)
Long-term debt ............................     777       428      150       351        278        375        (26)      295     (7)
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----
     Total interest-
         bearing liabilities ..............   9,139     6,497    5,262     2,644      1,235      3,379       (737)    1,365   (130)
                                            -------   -------   ------   -------    -------    -------    -------   -------  -----

Net interest income/net interest spread ... $ 7,294   $ 4,998   $3,991   $ 2,296    $ 1,007    $ 2,564    $  (268)  $ 1,048  $ (41)
                                            =======   =======   ======   =======    =======    =======    =======   =======  =====

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

SECURITIES PORTFOLIO

     The carrying amount of securities at the end of each of the years presented is set forth in the following table:


                              SECURITIES PORTFOLIO

                                                                     December 31,
                                                        ------------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
                                                                  (In thousands)
SECURITIES AVAILABLE-FOR-SALE:
   U.S. Treasury and U.S. Government agencies ....      $ 16,843      $ 13,642      $ 13,980
   Mortgage-backed securities ....................         6,248         1,908         1,165
   State and municipal securities ................         4,717         5,776            --
   Equity securities .............................           728           614           400
                                                        --------      --------      --------

     Total .......................................      $ 28,536      $ 21,940      $ 15,545
                                                        ========      ========      ========

SECURITIES HELD-TO-MATURITY:
   State and municipal securities ................      $  5,800      $  6,218      $  4,181
                                                        ========      ========      ========

     Average taxable securities were 67.8 percent of the portfolio in 1999 compared to the prior year levels of 66.7% in 1998 and 84.3% in 1997. The increase of tax exempt securities in 1998 reflects the Banks' intent to reduce the effect of federal income taxation.

     The maturities and weighted average yields of the investments in the 1999 portfolio of securities are presented below. The average maturity of the securities portfolio is 10.16 years with an average yield of 6.68%. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. Equity securities have been excluded since these instruments have no maturity date.

                      SECURITY PORTFOLIO MATURITY SCHEDULE


                                                                                Maturing
                                       -------------------------------------------------------------------------------------------
                                             Within              After One But           After Five But               After
                                            One Year           Within Five Years        Within Ten Years            Ten Years
                                            --------           -----------------        ----------------            ---------
                                       Amount       Yield      Amount       Yield      Amount        Yield      Amount       Yield
                                       ------       -----      ------       -----      ------        -----      ------       -----
                                                             (Amounts in thousands, except percentages)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. Treasury ..................    $    --       0.00%      $   --       0.00%      $    --       0.00%          --       0.00%

  U.S. Government agencies .......         --       0.00        2,627       6.09        14,557       5.52           --       0.00

  Mortgage-backed ................         --       0.00          952       7.32            --       0.00        4,955       5.38

  State and municipal ............        100       9.27          100       7.14         1,572       6.92        2,945       7.47

  Equity securities ..............         --       0.00           --       0.00            --       0.00          728       7.50
                                      -------                  ------                  -------                  ------
                                      $   100       9.27       $3,679       6.43       $16,129       5.65       $8,628       6.27
                                      =======                  ======                  =======                  ======

SECURITIES HELD-TO-MATURITY:
  State and municipal ............    $    --       0.00%      $  904       7.18%      $ 1,422       7.45%      $3,474       7.69%
                                      =======       ====       ======      =====       =======       ====       ======       ====


There were no securities held by the Banks of which the aggregate value on December 31, 1999, exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

LOAN PORTFOLIO

         The following table shows the classification of loans by major category at December 31, 1999, and for each of the preceding four years.


                                 TYPES OF LOANS


                                                                             December 31,
                               ----------------------------------------------------------------------------------------------------
                                     1999                  1998                  1997                1996               1995
                               ------------------  --------------------    -----------------  ------------------  -----------------
                                         Percent                Percent              Percent             Percent           Percent
                                Amount   of Total   Amount     of Total    Amount   of Total   Amount   of Total  Amount  of Totals
                               --------  --------  --------    --------    -------  --------  --------  --------  ------- ---------
                                                                       (Dollars in thousands)

Commercial, financial
  and agricultural ..........  $ 35,375    20.9%   $ 26,883       20.7%    $16,536    19.5%   $ 13,911    21.4%   $10,893   33.9%
Real estate - construction...    13,941     8.2       8,543        6.6       5,119     6.1       4,811     7.4      1,634    5.1
Real estate - other (1) .....   103,413    61.2      78,965       60.8      50,928    60.2      35,289    54.3     13,672   42.5
Consumer ....................    15,026     8.9      13,743       10.6      10,835    12.8       8,628    13.3      5,117   15.9
Other loans .................     1,351     0.8       1,697        1.3       1,166     1.4       2,323     3.6        853    2.6
                               --------   -----    --------      -----     -------   -----    --------   -----    -------  -----
                                169,106   100.0%    129,831      100.0%     84,584   100.0%     64,962   100.0%    32,169  100.0%
                               ========   =====    ========      =====     =======   =====    ========   =====    =======  =====

Less:
Allowance for loan losses....     1,849               1,686                    930                 656                325
                               --------            --------                -------            --------            -------

Net loans ...................  $167,257            $128,145                $83,654            $ 64,306            $31,844
                               ========            ========                =======            ========            =======


(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.


         The following table shows the maturity distribution of selected loan classifications at December 31, 1999, and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY


                                                                                            Rate Structure for Loans
                                                        Maturity                             Maturing Over One Year
                                 ------------------------------------------------------   ----------------------------
                                                Over One
                                    One           Year          Over                      Predetermined    Floating or
                                  Year or        Through        Five                         Interest      Adjustable
                                    Less       Five Years       Years           Total          Rate           Rate
                                 ----------    ----------     ----------     ----------   -------------    -----------
                                                              (Amounts in thousands)

Commercial, financial
   and agricultural ..........   $   19,837    $   14,214     $    1,324     $   35,375     $   15,538     $       --
Real estate - construction ...       13,566           375             --         13,941            375             --
                                 ----------    ----------     ----------     ----------     ----------     ----------

     Total ...................   $   33,403    $   14,589     $    1,324     $   49,316     $   15,913     $       --
                                 ==========    ==========     ==========     ==========     ==========     ==========


         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1999, and for each of the preceding four years.

                              NONPERFORMING ASSETS


                                                                            December 31,
                                                          -----------------------------------------------
                                                           1999       1998      1997      1996      1995
                                                          ------     ------    ------    ------    ------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans ..................................      $  344     $    4    $   15    $   57    $   46
Loans past due 90 days or more .....................          24         23        13         9        --
Restructured loans .................................          --         --        --        --        --
                                                          ------     ------    ------    ------    ------
   Total nonperforming loans .......................         368         27        28        66        46
Nonaccruing securities .............................          --         --        --        --        --
Other real estate ..................................          --         --        --        --        --
                                                          ------     ------    ------    ------    ------

   Total nonperforming assets ......................      $  368     $   27    $   28    $   66    $   46
                                                          ======     ======    ======    ======    ======

Ratios:
   Loan loss allowance to total nonperforming assets        5.02      62.44     33.21      9.94      7.07
                                                          ======     ======    ======    ======    ======

   Total nonperforming loans to total loans
     (net of unearned interest) ....................        0.22%      0.02%     0.03%      0.1%      0.1%
                                                          ======     ======    ======    ======    ======

   Total nonperforming assets to total assets ......        0.16%      0.01%     0.02%      0.1%      0.1%
                                                          ======     ======    ======    ======    ======

         It is the general policy of the Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $1,849,290 in the allowance for loan losses at December 31, 1999 (1.1% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Banks' historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Banks' loan portfolio.

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for each of the last five years:


                        ANALYSIS OF LOAN LOSS EXPERIENCE


                                                                                    December 31,
                                                           ------------------------------------------------------------------
                                                             1999           1998           1997          1996          1995
                                                           --------       --------       --------      --------      --------
                                                                           (Amounts in thousands, except ratios)

Allowance for loan losses at beginning of year ......      $  1,686       $    930       $    655      $    325      $     --
Adjustment of business acquisition ..................            --            557             --            --            --
Loans charged off:
   Commercial, financial, and agricultural ..........           461             32             95            --            --
   Real estate - construction .......................            --             --             45            --            --
   Real estate - other ..............................            22             --              2             6            --
   Consumer .........................................           278            104             85            32             5
                                                           --------       --------       --------      --------      --------
     Total loans charged off ........................           761            136            227            38             5
                                                           --------       --------       --------      --------      --------

Recoveries on loans previously charged off:
   Commercial, financial, and agricultural ..........            15              6              2            --            --
   Real estate - construction .......................            --             --              8            --            --
   Real estate - other ..............................            --             --              1            --            --
   Consumer .........................................            29             29             11            --            --
                                                           --------       --------       --------      --------      --------
     Total recoveries on loans previously charged off            44             35             22            --            --
                                                           --------       --------       --------      --------      --------

Net loans charged off ...............................           717            101            205            38             5
                                                           --------       --------       --------      --------      --------

Provisions for loan losses ..........................           880            300            480           368           330
                                                           --------       --------       --------      --------      --------

Allowance for loan losses at end of period ..........      $  1,849       $  1,686       $    930      $    655      $    325
                                                           ========       ========       ========      ========      ========

Loans, net of unearned income, at end of period .....      $169,106       $129,831       $ 84,584      $ 64,962      $ 32,169
                                                           ========       ========       ========      ========      ========

Average loans, net of unearned income,
outstanding for the period ..........................      $150,691       $ 95,353       $ 74,753      $ 51,008      $ 14,831
                                                           ========       ========       ========      ========      ========

Ratios:
Allowance at end of period to loans, net of
   unearned income ..................................          1.09%          1.30%          1.10%         1.01%         1.01%
Allowance at end of period to average loans,
   net of unearned income ...........................          1.23           1.77           1.24          1.28          2.19
Net charge-offs to average loans, net of
   unearned income ..................................          0.48           0.11           0.27          0.07          0.03
Net charge-offs to allowance at end of period .......         38.78           5.99          22.04          5.80          1.50
Recoveries to prior year charge-offs ................         32.35          15.42          57.89          0.00          0.00


         In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers the loan loss experience of the Banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

         Management allocated the reserve for loan losses to specific loan classes as follows:

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                                            December 31,
                                ---------------------------------------------------------------------------------------------------
                                      1999                 1998                 1997                 1996               1995
                                -----------------   -------------------   -----------------   -----------------   -----------------
                                          Percent               Percent             Percent             Percent            Percent
                                Amount   of Total   Amount     of Total   Amount   of Total   Amount   of Total   Amount  of Totals
                                ------   --------   ------     --------   ------   --------   ------   --------   ------  ---------
                                                         (Dollars in thousands)

DOMESTIC LOANS (1)
  Commercial, financial
    and agricultural.........   $  349        19%   $  421          25%   $  186        20%   $  144        22%   $  118     36%
  Real estate -
    construction ............      152         8       118           7        55         6        52         8        20      6
  Real estate - other........    1,120        61       894          53       567        61       354        54       135
                                                                                                                             42
  Consumer ..................      228        12       253          15       122        13       105        16        52     16
                                ------       ---    ------         ---    ------       ---    ------       ---    ------    ---

   Total ....................   $1,849       100%   $1,686         100%   $  930       100%   $  655       100%   $  325    100%
                                ======       ===    ======         ===    ======       ===    ======       ===    ======    ===

-------------------

(1) The Bank had no foreign loans.


DEPOSITS

         The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                         Years ended December 31,
                                            -------------------------------------------------------------------------------
                                                       1999                       1998                         1997
                                            -----------------------      -----------------------      ----------------------
                                             Amount            Rate       Amount            Rate       Amount           Rate
                                            --------           ----      --------           ----      --------          ----
                                                                 (Dollars in thousands)

Noninterest-bearing demand deposits ...     $  9,558           0.00%     $  3,940           0.00%     $  3,527          0.00%

Demand ................................       46,222           4.02        30,238           4.78        22,681          4.92
Savings ...............................       31,017           4.05        24,463           4.95        17,984          5.19
Time deposits .........................       88,228           5.82        52,104           6.21        45,616          6.27
                                            --------                     --------                     --------
   Total interest-bearing deposits ....      165,467           4.99       106,805           5.54        86,281          5.69
                                            --------                     --------                     --------

   Total average deposits .............     $175,025           4.71      $110,745           5.32      $ 89,808          5.47
                                            ========                     ========                     ========

         The two categories of lowest cost deposits comprised the following percentages of average total deposits during 1999: average noninterest-bearing demand deposits, 5.5 percent; and average savings deposits, 17.7 percent. Of average time deposits, approximately 35.8 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Banks at December 31, 1999 are summarized in the table below.


                        MATURITIES OF LARGE TIME DEPOSITS


                                                                                       Time
                                                                                   Certificates
                                                                                    of Deposit
                                                                                   ------------
                                                                               (Amounts in thousands)
         Three months or less..............................................        $      12,005
         Over three through six months.....................................                9,073
         Over six through twelve months....................................                9,485
         Over twelve months................................................                7,718
                                                                                   -------------

              Total........................................................        $      38,281
                                                                                   =============


RETURN ON EQUITY AND ASSETS

         The following table summarizes certain financial ratios for the Company for the years ended December 31, 1999, 1998, and 1997.


                           RETURN ON EQUITY AND ASSETS


                                                                                  Year ended December 31,
                                                                           -------------------------------------
                                                                           1999            1998             1997
                                                                           -----           -----           -----

Return on average assets........................................            0.62%           0.92%           0.98%
Return on average equity........................................           10.59           13.50           15.90
Dividend payout ratio...........................................            0.00            0.00            0.00
Average equity to average assets ratio..........................            5.87            6.80            6.19

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1999, 1998, 1997 and 1996. All averages are daily averages.


                                                                                 Years Ended December 31,
                                                            -------------------------------------------------------------------
                                                               1999               1998               1997               1996
                                                            ----------         ----------         ----------         ----------
                                                                   (Dollars in thousands except per share data and ratios)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
   Interest income ...............................          $   16,139         $   11,271         $    9,143         $    6,311
   Interest expense ..............................               9,139              6,498              5,262              3,660
   Net interest income ...........................               7,001              4,773              3,881              2,651
   Provision for loan losses .....................                 880                300                480                368
   Non-interest income ...........................                 845                529                385                253
   Non-interest expense ..........................               5,561              3,221              2,385              1,715
   Net income ....................................               1,266              1,208              1,018                517

PER SHARE DATA
   Net income - basic ............................                0.95               1.04               0.88               0.45
   Net income - diluted ..........................                0.89               0.99               0.88               0.45
   Cash dividends ................................                0.00               0.00               0.00               0.00
   Shareholders' equity (book value) at period end                9.23               8.68               6.05               5.11

CONSOLIDATED BALANCE SHEET DATA
   Loans .........................................          $  169,106         $  129,831         $   84,584         $   64,962
   Deposits ......................................             186,730            163,861             95,348             81,148
   Average equity ................................              11,950              8,925              6,392              5,503
   Average assets ................................             203,703            131,079            103,261             72,346
   Total assets ..................................             223,315            189,745            112,181             93,154

RATIOS
   Return on average assets ......................                0.62%              0.92%              0.98%              0.71%
   Return on average equity ......................               10.59              13.50              15.90               9.40
   Dividend payout ratio .........................                0.00               0.00               0.00               0.00
   Average equity to average assets ..............                5.87               6.80               6.19               7.61
   Total capital .................................                7.41               7.88               9.33              10.30
   Tier 1 capital ................................                6.34               6.64               8.23               9.40
   Leverage ratio ................................                5.22               4.99               6.40               5.90


ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in the Gilmer County Bank's main office at 829 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The office building, which contains 9,780 square feet, and the land on which it is located, which is approximately 1.22 acres, are owned by Gilmer County Bank. The building houses offices, operations, storage, and a lobby. The main banking office of Appalachian Community Bank is located at 236 Highway 515, Blairsville, Georgia. This office, which opened in November 1996 and contains approximately 11,900 square feet, and the land on which it is located are owned by Appalachian Community Bank.

         In October 1998, Gilmer County Bank entered into a lease for a 0.88-acre parcel of unimproved land located on First Avenue in East Ellijay, Gilmer County, Georgia. The lease commenced on January 1, 1999 and has a 30-year term. The lease payments are $2,500 per annum initially, and increase at a rate of 2% per annum starting in the fourth year of the lease. The Company is using the land to build a branch office of Gilmer County Bank and anticipates completing construction in May 2000.

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


              [The remainder of this page intentionally left blank]

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION

         There is no established trading market for the Company's Common Stock, $5.00 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded. In 1998, Wachovia Securities, Inc. was approved as a market maker for the Company's Common Stock.

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


                                                                                  Estimated Price Range
                                                                                        Per Share
                                                                                  ---------------------
                                                                                    High          Low
                                                                                  --------     --------

         1998:
         First Quarter.......................................................     $  11.75     $  11.75
         Second Quarter......................................................        15.00        15.00
         Third Quarter.......................................................        20.00        15.00
         Fourth Quarter......................................................        20.00        20.00

         1999:
         First Quarter.......................................................     $  23.00     $  20.00
         Second Quarter......................................................        22.00        17.50
         Third Quarter.......................................................        22.00        17.50
         Fourth Quarter......................................................        21.00        18.00

         At March 24, 2000, the Company had 1,345,955 shares of Common Stock outstanding held by approximately 792 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         In 1999, the Company issued 17,534 shares of its Common Stock to the Company's 401(k) plan at a price of $20.00 (total purchase price of $350,680).

DIVIDENDS

         Gilmer County Bank and Appalachian Community Bank are subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. In March 1999, Gilmer County Bank paid a $350,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.

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

ACQUISITION OF APPALACHIAN COMMUNITY BANK

         In November 1998, the Company acquired First National Bank of Union County. This bank, located in the North Georgia town of Blairsville, Union County, was then converted to a state chartered bank and renamed Appalachian Community Bank. At the time of this purchase, Appalachian Community Bank's asset quality had declined and it had problems in a number of areas, including depth of management and earnings performance. Even though the bank had problems, the acquisition was pursued by the Company for the following reasons:

- The Appalachian acquisition offered the Company an opportunity to diversify its loan portfolio by providing entry into a complimentary market;

- Entry into the Union County market through acquisition instead of through the formation of a new bank produced time and cost savings;

- The acquisition, coupled with the bank's conversion and name change, provided the Company with a platform for branching under a name suitable for use throughout North Georgia, allowing the Company to avoid a name change for Gilmer County Bank which has an established identity in the Gilmer County market; and

- The Company was able to negotiate the acquisition on favorable terms, allowing it to transfer the lower quality assets and some of the bank's liabilities to the seller, giving it an opportunity for a clean bank with a stable deposit base.

         In light of these perceived benefits and based on management's belief that, with the Company's management and commitment of resources, the existing problems at Appalachian Community Bank can be resolved, the acquisition was deemed to be in the Company's best long-term interest.

         The integration of Appalachian Community Bank has had the effect of temporarily reducing the Company's earnings and increasing our expenses. The Company incurred during 1999 a number of non-recurring expenses as a result of the acquisition. The most significant resulting expenses incurred have been advertising and marketing related, as the Company worked to improve Appalachian Community Bank's market penetration. For the year ended December 31, 1999, advertising and marketing expenses were approximately $309,000 compared to approximately $203,000 for the same period of 1998. Further, Appalachian Community Bank's computer systems required substantial upgrades, increasing computer-related expenses to approximately $375,000 for the year ended December 31, 1999, compared to approximately $136,000 for the same period of 1998.

         The Company transferred a substantial number of lower quality loans to the seller at the time of acquisition which were also a substantial portion of the bank's highest yielding earning assets. In an effort to replace these loans and the resulting interest income, the Company allowed Appalachian Community Bank to participate in approximately $4,000,000 of loans generated at Gilmer County Bank, net of the loans Appalachian generated for Gilmer County Bank's participation. Although resulting in an increase in expenses relating to these loans, this strategy was beneficial in that it allowed Appalachian Community Bank to build its asset base and focus on increasing deposits to support future activity. As a result of increased local loan volume during the third quarter of 1999, the Company was able to reduce these participations and Appalachian Community Bank began to operate on a basis independent from Gilmer County Bank.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

         The Company's net income of $1,265,774 for the year ended December 31, 1999, represents an increase of $57,543 or 4.8%, compared to the prior fiscal year. The Company's net income of $1,208,231 for the year ended December 31, 1998 represents an increase of $190,425, or 4.8%, from the net income of $1,017,766 for the year ended December 31, 1997. The increase in net income for these periods relates to the growth in Gilmer County and Appalachian Community Bank's deposit and loan base.

         After restatement for the 2-for-1 stock split in 1998, earnings per share decreased to $0.95 ($0.89 on a fully diluted basis) in 1999 compared to $1.04 ($0.99 on a fully diluted basis) for 1998 and $0.88 per share for 1997. Return on average assets, which reflects the Banks' abilities to utilize their assets, was 0.62% in 1999, compared with 0.92% in 1998 and 0.98% in 1997. Return on average shareholders' equity decreased to 10.59% in 1999 compared with 13.5% in 1998 and 15.9% in 1997, due in part to the acquisition of Appalachian Community Bank.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

NET INTEREST INCOME

         Net interest income, the difference between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds, is the largest component of the Company's net income. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $2,227,759 or 46.7% to $7,000,532 at December 31, 1999, compared to $4,772,773 in 1998. This increase was caused by the growth of the Banks' deposit base and loan portfolio.

         Interest and fees earned on loans increased 43.6% to $13,807,798 in 1999 from $9,614,165 in 1998. The increase was primarily from the increase in volume of average loans to approximately $150,691,000 in 1999 from approximately $95,353,000 in 1998.

         Interest earned on taxable securities increased 37.6% to $1,388,750 in 1999 from $1,009,595 in 1998, while interest earned on non-taxable securities increased 40.2% from $376,157 to $527,461 during the same period. The variance in the income figures reflects management's strategy to decrease income taxes by investing in tax-free municipal bonds.

         The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1999 was 3.81% compared to a net interest margin of 4.04% in 1998.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.52% in 1999 compared to 3.76% in 1998.

         During 1999, interest on federal funds sold increased $129,860, 48.3%, from 1998. This increase in income is the result of maintaining larger average federal funds balances with correspondent banks of approximately $7,399,000 and $4,414,000 in 1999 and 1998, respectively. The average yield for such years was 5.39% and 6.09%, respectively. Interest on deposits with other banks increased to $16,322 in 1999 from $1,963 in 1998.

INTEREST EXPENSE

         Total interest expense increased $2,640,552, 40.6%, from $6,498,219 in 1998 to $9,138,771 in 1999. This increase was the combined effect of an increase in the average balance of interest-bearing deposits to approximately $165,467,000 in 1999 from approximately $106,805,000 in 1998 and the average rate paid on deposits. The average rate paid on deposits in 1999 and 1998, respectively, was 4.99% and 5.33%. The effect of these changes increased the interest expense on interest-bearing deposits to $8,249,918 in 1999 from $5,891,778 in 1998, an increase of $2,358,140, 40.0%.

NONINTEREST INCOME

         Noninterest income for 1999 and 1998 totaled $844,913 and $528,921, respectively. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Banks' deposit base. Other operating income increased from $251,717 in 1998 to $379,477 in 1999, primarily due to an increase in credit card fees earned by the Banks.

NONINTEREST EXPENSES

         Noninterest expenses totaled $5,560,969 in 1999, $3,221,213 in 1998 and $2,379,358 in 1997. Salaries and benefits increased $1,078,875, 72.1%, to $2,575,618 in 1999, due to the Banks' increased staffing to accommodate the growth in the Banks' loans and deposits. Furniture and equipment expenses increased $85,344, 33.8%, in 1999 due to increased data processing costs and the cost associated with remodeled facilities. Other operating expenses increased $1,024,547, 78.9%, to $2,323,177 in 1999 due mainly to substantial increases in professional fees, data processing, advertising and supplies. All of the above expenses increased significantly in 1999 as compared to prior years due to inclusion of a full year of expenses incurred by Appalachian Community Bank, which was acquired in late 1998.

         The table below sets forth the Company's noninterest expenses for the periods indicated.


                                                                                Years ended December 31,
                                                                        ------------------------------------------
                                                                           1999           1998             1997
                                                                        ----------     ----------        ---------
                                                                                 (Amounts in thousands)

Salaries and employee benefits....................................      $    2,576     $    1,497        $   1,154
Professional and regulatory fees..................................             412            221              195
Data processing...................................................             375            136               87
Furniture and equipment expense...................................             338            253              150
Occupancy expense.................................................             324            173               97
Advertising.......................................................             309            203              122
Supplies..........................................................             253            166              117
Director and committee fees.......................................             227            126              119
Postage...........................................................             131             89               70
Amortization expense..............................................             118             21                6
Insurance.........................................................              81             54               56
Taxes and licenses................................................              64             47               26
Checking account expense..........................................              63             41               33
Correspondent bank charges........................................              45             35               35
Other.............................................................             245            159              112
                                                                        ----------     ----------        ---------
  Total...........................................................      $    5,561     $    3,221        $   2,379
                                                                        ==========     ==========        =========


INCOME TAXES

         The Company's net operating income of $1,404,476 in 1999 resulted in income tax expense of $138,702. Net operating income for 1998 was $1,780,481 with a related income tax expense of $572,250.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

NET INTEREST INCOME

         Net interest income was $4,772,773 in 1998, as compared to $3,880,715 in 1997, representing an increase of $892,058, or 23.0%. This increase was caused by the growth of Gilmer County Bank's deposit base and loan portfolio.

         Interest and fees earned on loans increased from $7,652,481 in 1997 to $9,614,165 in 1998, an increase of $1,961,684 or approximately 25.6%. This increase was primarily from the increase in the average loan portfolio balance from approximately $74,753,000 in 1997 to approximately $95,353,000 in 1998.

         Interest earned on taxable investment securities decreased $150,902, 13.1%, from $1,160,497 in 1997 to $1,009,595 in 1998 while interest earned on nontaxable investment securities increased from $170,274 in 1997 to $376,157 in 1998. The increase in interest earned on nontaxable securities in 1998 is a result of an increase of approximately $4,686,000 (143.9%) in the average investment portfolio for such securities from 1997.

         The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1998 was 4.04%, compared with a net interest rate margin of 4.06% in 1997. This increase was due primarily to the growth of the Banks related specifically to an increase in interest-bearing assets as a percentage of interest-earning liabilities.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread for 1998 was 3.76% as compared to a net interest spread of 3.73% in 1997.

         During 1998, interest on federal funds sold increased $109,396, 68.5%, from 1997. The increase in income from federal funds sold is the result of an increase in the average amount of federal funds sold from approximately $2,895,000 in 1997 to approximately $4,414,000 in 1998 and an increase in the average yield for such funds from 5.53% in 1997 to 6.09% in 1998.

INTEREST EXPENSE

         Total interest expense increased $1,235,966, 23.5%, from $5,262,253 in 1997 to $6,498,219 in 1998. This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $86,281,000 in 1997 to approximately $106,805,000 in 1998 and a decrease in the average rate paid on deposits from to 5.69% in 1997 to 5.52% in 1998. The effect of these changes increased the interest expense on interest-bearing deposits from $4,911,266 in 1997 to $5,891,798 in 1998.

NONINTEREST INCOME

         Noninterest income for 1998 and 1997 totaled $528,921 and $378,996, respectively. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in Gilmer County Bank's deposit base. Other operating income increased 56.3% from $161,086 in 1997 to $251,717 in 1998, primarily due to the addition of Appalachian Community Bank and an increase in credit card fees earned by Gilmer County Bank in 1998.

NONINTEREST EXPENSES

         Noninterest expenses totaled $3,221,213 in 1998 and $2,379,358 in 1997. Salaries and benefits increased $342,287, 29.6%, to $1,496,743, which reflects the Banks' increased staffing to accommodate the growth in Gilmer County Bank's loans and deposits as well as the acquisition of Appalachian Community Bank in November 1998. Furniture and equipment expenses increased $102,448, 68.1%, in 1998 due to increased data processing costs and the cost associated with expanded facilities. Other operating expenses increased $321,353, 32.9%, to $1,298,630 in 1998 due mainly to an increase in advertising and supplies.

INCOME TAXES

         The Company's net operating income of $1,780,481 in 1998 resulted in $572,250, 32.1%, of income tax expense. Net operating income for 1997 was $1,400,353 with a related income tax expense of $382,587.


FINANCIAL CONDITION

EARNING ASSETS

         The Banks' earning assets, which include deposits in other banks, federal funds sold, securities and loans, averaged $191,540,000 in 1999 or 94.0% of average total assets compared to $123,663,000 or 94.3% of average total assets in 1998. The mix of average earning assets comprised the following percentages:

                                                                                        December 31,
                                                                           ---------------------------------------
                                                                            1999           1998              1997
                                                                           ------         -------           ------
Deposits in other banks.........................................            0.14%           0.03%             0.0%
Federal funds sold..............................................            3.86            3.57              2.94
Investment securities...........................................           17.33           19.30             21.10
Loans...........................................................           78.67           77.20             75.96

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

LOANS

         Loans made up the largest component of the Banks' earning assets. At December 31, 1999, the Banks' total loans were $169,105,872 compared to total loans of $129,831,095 at the end of 1998. In 1999, average net loans represented 78.7% of average earning assets and 74.0% of total average assets, while in 1998, average net loans represented 77.1% of average earning assets and 72.7% of average total assets. This was the result of an increase in loan demand in the Banks' market area, combined with an increase in the Banks' market share of loans in such area. The ratio of total loans to total deposits was 90.6% in 1999 and 79.2% in 1998.

SECURITIES AND FEDERAL FUNDS SOLD

         The Banks have classified their securities as either available-for-sale or held-to-maturity, depending on whether the Banks have the intent and ability to hold such securities to maturity. At December 31, 1999, $28,536,246 was classified as available-for-sale, while at December 31, 1998, $21,940,281 of the Banks' securities were classified as available-for-sale. Securities classified as held-to-maturity were $5,799,963 at year-end 1999, and $6,218,354 at year-end 1998.

         The composition of the Banks' securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Banks' interest rate position while at the same time producing adequate levels of interest income. For securities classified as held-to-maturity, it is the Company's intention for the Banks to hold such securities for the foreseeable future. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1999, gross sales amounted to $4,406,657 and maturities amounted to $9,502,031, representing 13.3% and 28.6% of the average portfolio, respectively. Net gains associated with these transactions were $9,430. Gross unrealized gains at year-end 1999 amounted to $28,550 and unrealized losses amounted to $1,419,149. During 1998, gross securities sales were $9,515,761 and maturities were $11,597,617 representing 40.0% and 48.6%, respectively, of the average portfolio for the year. Net gains associated with sales and maturities totaled $15,950 in 1998. Gross unrealized gains in the portfolio amounted to $423,178 at year-end 1998 and unrealized losses amounted to $30,074.

         Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Banks' purchases of mortgage-backed securities during 1999 and 1998 did not include securities with these characteristics. The recoverability of the Banks' investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

         Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold at December 31, 1999, was $3,842,157 and $18,392,213 in 1998. Average federal funds sold for 1999 was approximately $7,399,000 or 3.9% of average earning assets, and for 1998 was $4,414,000 or 3.6% of average earning assets. The large decrease in year-end federal funds resulted from the effective management of interest yield.

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

DEPOSITS AND REPURCHASES

         The Company's primary source of funds is derived from deposits of the Banks' customers. Average deposits increased 58.0% from approximately $110,745,000 in 1998 to approximately $175,025,000 in 1999. At December 31, 1999 total deposits were $186,729,656 of which $176,366,521, 94.5%, were interest bearing. At December 31, 1998, total deposits were $163,861,478, of which $154,573,545, 94.3%, was interest bearing. The continued enhancement of existing products and emphasis upon better customer service fueled the growth in the deposit base. The Company intends to emphasize attracting consumer deposits in order to expand the consumer bases of the Banks and to continue to fund asset growth.

         Securities sold under agreements to repurchase amounted to $3,204,007 at December 31, 1999 compared to $2,478,344 at December 31, 1998. The weighted average rates were 3.96% and 4.26% for 1999 and 1998, respectively. Securities sold under agreements to repurchase averaged $2,071,713 during 1999 and $4,095,716 during 1998. The maximum amount outstanding at any month end during 1999 was $3,679,074 and $4,468,355 during 1998. The total of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements. In addition, the Company had federal funds purchased that amounted to $2,930,000 at year-end 1999 compared to $-0- at year-end 1998.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $941,080, or 8.2%, from December 31, 1998 to December 31, 1999, due in part to net earnings of $1,265,774 and the decrease in unrealized gains on securities available-for-sale totaling $887,711, net of deferred tax liability. The increase was also a result of the issuance of 21,934 shares of the Company's common stock to the Company's 401(k) plan (total purchase price $385,880), the issuance of 43,000 shares in connection with the exercise of options by certain of the Company's directors (aggregate compensation recognized $157,094), and the exercising of 4,400 options (tax benefit received $20,043).

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

         The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Banks to meet the needs of their customer bases, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefor, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $33.0 million or 19.8% of the total loan portfolio at December 31, 1999 and investment securities maturing in one year or less equaled $1.1 million or 3.2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $5,800,000.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line has since been increased to $17,506,170 as of December 31, 1999. At December 31, 1999, the outstanding balance of Gilmer County Bank's credit line was $11,464,286. See Note 9 to the Notes to Consolidated Financial Statements herein. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $6,000,000. At December 31, 1999, Appalachian Community Bank had an outstanding balance on its credit line of $1,900,000.

         CAPITAL RESOURCES

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided from the proceeds from Gilmer County Bank's initial stock offering in 1994, from the proceeds of the $2.65 million private placement of the Common Stock in November 1998, and through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of Appalachian. The Company used the remaining $150,000 of the proceeds of the Term Loan to repay a portion of principal amounts outstanding under its former line of credit with Hardwick Bank & Trust Company ("Hardwick"). At December 31, 1999, the balance on the Term Loan was $3.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal is due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on November 30, 2008. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $11.0 million at December 31, 1999. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $12.8 million at year-end 1999. The Company's percentage ratios as calculated under regulatory guidelines were 6.34% and 7.41% for Tier 1 and Total Capital, respectively, at year-end 1999. The Company's Tier 1 Capital exceeded the minimum ratios of 4% whereas the Company's Total Capital was slightly under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at December 31, 1999 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of Appalachian Community Bank. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. The Company, however, cannot be assured that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At December 31, 1999, the Company's leverage ratio was 5.22% exceeding the regulatory minimum requirement of 4%.

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 1999, 1998 and 1997:

                            CAPITAL ADEQUACY RATIOS

                                                                                    Years ended December 31,
                                                             Statutory    -----------------------------------------
                                                              Minimum          1999          1998          1997
                                                             ---------    ------------   -----------    -----------
                                                                             (Amounts in thousands, except percentages)
  Tier 1 Capital..........................................                 $    10,981   $     9,035    $     6,916

  Tier 2 Capital..........................................                       1,849         1,686            930
                                                                           -----------   -----------    -----------

  Total Qualifying Capital................................                 $    12,830   $    10,721    $     7,846
                                                                           ===========   ===========    ===========

  Risk Adjusted Total Assets (including
  off-balance-sheet exposures)............................                 $   212,785   $   136,122    $    84,074

  Tier 1 Risk-Based Capital Ratio.........................       4.0%             6.34%         6.64%          8.23%

  Total Risk-Basked Capital Ratio.........................       8.0              7.41          7.88           9.33

  Leverage Ratio..........................................       4.0              5.22          4.99           6.40


         Gilmer County Bank; DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on Gilmer County Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 1999, Gilmer County Bank's capital ratio as calculated under the DBF standard was 7.20%.

         In 1999, Gilmer County Bank paid a $350,000 dividend to the Company, which was used by the Company for the repayment of debt and other expenses.

         Appalachian Community Bank. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on Appalachian Community Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 1999, Appalachian Community Bank's capital ratio as calculated under the DBF standard was 11.85%. Appalachian Community Bank transferred $1,745,761 from retained earnings to surplus as required by the Georgia Department of Banking and Finance as part of Appalachian Community Bank's State Charter application.

INTEREST RATE SENSITIVITY MANAGEMENT

         Interest rate sensitivity is a function of the repricing characteristics of the Banks' portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Banks' current portfolio that is subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

         The following tables show interest sensitivity gaps for these different intervals as of December 31, 1999.

                       INTEREST RATE SENSITIVITY ANALYSIS


                                                0-30      31-90        91-365         1-5       Over 5
                                                Days       Days         Days         Years       Years      Total
                                            ----------  ---------     ----------   ---------   ---------  ----------
                                                                   (In thousands, except ratios)
Interest-earning assets (1)
  Loans...................................  $   15,347   $  32,068    $   36,397   $  82,659   $   2,635  $  169,106
  Securities:
    Taxable...............................          --          --            --       3,579      20,240      23,819
    Tax-exempt............................          --         100            --       1,004       9,413      10,517
  Time deposits in other banks............          19          99            99          --          --         217
  Federal funds sold......................       3,842          --            --          --          --       3,842
                                            ----------   ---------    ----------   ---------   ---------  ----------
                                                19,208      32,267        36,496      87,242      32,288     207,501
                                            ----------   ---------    ----------   ---------   ---------  ----------
Interest-bearing liabilities (2)
  Demand deposits (3).....................      14,122      14,122        14,121          --          --      42,365
  Savings deposits (3)....................       9,669       9,669         9,668          --          --      29,006
  Time deposits...........................       5,506      31,830        46,639      21,021          --     104,996
  Other short-term borrowings (3).........       2,045       2,045         2,044          --          --       6,134
  Long-term debt..........................       1,000       1,000         4,000       4,014       6,950      16,964
                                            ----------   ---------    ----------   ---------   ---------  ----------
                                                32,342      58,666        76,472      25,035       6,950     199,465
                                            ----------   ---------    ----------   ---------   ---------  ----------

Interest sensitivity gap..................  $  (13,134)  $ (26,399)   $  (39,976)  $  62,207   $  25,338  $    8,036
                                            ==========   =========    ==========   =========   =========  ==========


Cumulative interest sensitivity gap.......  $  (13,134)  $ (39,533)   $  (79,509)  $ (17,302)  $   8,036
                                            ==========   =========    ==========   =========   =========

Ratio of interest-earning assets to
  interest-bearing liabilities............        0.59        0.55          0.48        3.48        4.65
                                            ==========   =========    ==========   =========   =========

Cumulative ratio..........................        0.59       0.57           0.53        0.91        1.04
                                            ==========   =========    ==========   =========   =========

Ratio of cumulative gap to total
  interest-earning assets.................       (0.06)     (0.19)         (0.38)      (0.08)       0.04
                                            ==========   =========    ==========   =========   =========

---------------
(1)   Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits and other short term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of approximately 13.1 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $79.5 million. During this one-year time frame, 84.0% of all interest-bearing liabilities will reprice compared to 42.4% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

YEAR 2000

         Until recently, many computer software programs and processing systems, including some of those used by the Banks in their operations, were not designed to accommodate entries beyond the year 1999 in date fields. Failure to address the anticipated consequences of this design deficiency could have had material adverse effects on the business and operations of any business, including the Banks, that relies on computers and associated technologies.

         The Banks aggressively addressed the challenges that Year 2000 presented to its operations. The transition into Year 2000 went according to plan. Neither of the Banks nor the Company have experienced any systems failures or material disruption to critical business activities in connection with the Year 2000, nor are they aware of any third parties with which the Company and the Banks have material relationships who have experienced material Year 2000 disruptions or failures. Year 2000 validation, however, has many elements and potential consequences, some of which may not be forseeable or realized until future periods. Consequently, no assurances can be given that unforeseen failures might not be identified in the future, or that the Company and Banks may not identify information systems, computers or other equipment which may not be Year 2000 compliant.

         The Banks incurred approximately $154,000 in expenditures on the Year 2000 project, $86,000 during 1999, and $68,000 in 1998. Year 2000 project costs of approximately $13,000 were expensed during 1999 while $8,000 were expensed during the year ended December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined therein, and its components in financial statements issued for the fiscal years beginning after December 15, 1997. Statement No. 130 requires the inclusion in comprehensive income of the change in certain previously recognized components of shareholders' equity. In compliance with Statement No. 130, the Company has included, as an additional financial statement, Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997. For the Company, this required the inclusion of unrealized gains (losses) on investment and available for sale securities, net of taxes, arising during the respective periods. For the year ended December 31, 1999, the change in unrealized gains on securities represented a decrease in net income, as reported, of $887,711 (70.1%), net of tax. For the year ended December 31, 1998, the change in unrealized gains on securities represented an increase in net income, as reported, by $90,542
(7.5%), net of tax. For the year ended December 31, 1997, the change in unrealized gains on securities represented an increase in net income, as reported, of $42,744 (4.2%), net of tax.

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

         Effective for years ending after December 15, 1998, SFAS 132, Employers Disclosures about Pensions and Other Postretirement Benefits, was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. Management does not believe that the adoption of SFAS 132 will have a material impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

SUBSEQUENT EVENTS

         Subsequent to December 31, 1999, the Company entered into a Loan and Stock Pledge Agreement with Crescent Bank and Trust Company pursuant to which the Company borrowed $4.6 million. The proceeds of this loan were used in part to repay the Term Loan of $3.6 million described above under "-Capital Resources". The remainder of the proceeds from this new loan was used to redeem certain outstanding shares of common stock as to which the Company had redemption rights. The new loan bears interest at a rate equal to the prime rate as published in the Wall Street Journal, less 25 basis points.

         Subsequent to December 31, 1999, the Company received notice from the FDIC's first examination of Appalachian Community Bank since its acquisition by the Company. The FDIC indicated that it feels it is necessary to continue Appalachian Community Bank's status of being considered in a "troubled condition" as a result of certain destabilizing factors affecting the Bank's operating performance, including, unsatisfactory earnings and declining capital. The FDIC has proposed a Memorandum of Understanding prepared jointly between the FDIC and the DBF. If the Memorandum of Understanding is accepted, Appalachian Community Bank will be required to take certain specified actions to remedy the perceived weaknesses and will be required to maintain a tier 1 capital ratio of at least 8% during the term of the Memorandum of Understanding. Discussions are ongoing between the FDIC, the Company and Appalachian Community Bank as to whether such Memorandum of Understanding is necessary and whether the designation of the Bank as being in a "troubled condition" is appropriate. Prior to receipt of the FDIC notification, the Company had begun exploring options for the injection of capital into the bank. No assurance can be given as to whether the discussions with the FDIC will be resolved in a matter satisfactory to the Company and Appalachian Community Bank or whether a Memorandum of Understanding will be entered into among the parties in the form proposed or at all.

CONCLUSION

         The Company, principally through Gilmer County Bank, has experienced continued growth since it acquired Gilmer County Bank in July 1996. Additionally, the Company recently acquired Appalachian. While management remains optimistic about the prospects for continued growth and profitability of the Company and the Banks, management does not anticipate that such growth will be at the level experienced during its initial years of operation. No assurance can be given that the Company or the Banks will continue to grow and be profitable.

         The foregoing is a forward-looking statement that reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to those discussed in the section entitled "Cautionary Notice Regarding Forward-Looking Information" appearing at the beginning of this Report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2000 Proxy Statement") relating to the annual meeting of shareholders of the Company, currently scheduled to be held on May 23, 2000, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      The following exhibits are filed with this Report:


     EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT                       PAGE
     --------------        ----------------------------------------------------    ----
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

          4.1              Registration Rights Agreement, dated November 30,
                           1998, by and among the Company and Community
                           Financial Services, Inc. (included as exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File
                           No.-000-21383) and incorporated herein by reference).*

          4.2              Registration Rights Agreement, dated November 30,
                           1998, by and among the Company and Ellijay Telephone
                           Company, Inc. (included as exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.-000-21383) and incorporated herein by reference).*

          4.3              Registration Rights Agreement, dated November 30,
                           1998, by and among the Company and JBC Bancshares, Inc. (included as exhibit 4.3 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1998 (File No.-000-21383) and
                           incorporated herein by reference).*

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

         10.3              Adoption Agreement for the Appalachian
                           Bancshares, Inc. Section 401(k) Profit Sharing Plan
                           (filed as Exhibit 4.3(a) to the Company's
                           Registration Statement on Form S-8 (No. 333-27127) and incorporated herein by reference).

    EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT                       PAGE
    --------------        ----------------------------------------------------    ----

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

         10.7              Loan and Stock Pledge Agreement, dated as of
                           November 30, 1998, between the Company and The
                           Bankers Bank. (included as exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.-000-21383) and incorporated herein by reference).

         10.8 Promissory Note, dated November 30, 1998, issued by the Company to The Bankers Bank. (included as exhibit 10.8 to the Company's Annual Report on Form
                           10-KSB for the fiscal year ended December 31, 1998
                           (File No.-000-21383) and incorporated herein by reference).

         10.9              Loan and Stock Pledge Agreement, dated as of
                           April 13, 2000 between the Company and Crescent Bank and Trust Company.

         10.10 Promissory Note, dated April 13, 2000, issued by the Company to Crescent Bank and Trust Company.

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

                                         APPALACHIAN BANCSHARES, INC.


                                         By: /s/ Tracy R. Newton
                                            -----------------------------------
                                            Tracy R. Newton, President
Date:    March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 /s/ Tracy R. Newton                                                Date: March 28, 2000
--------------------------------------------
Tracy R. Newton, President, Chief
 Executive Officer and Director
[Principal Executive Officer]

 /s/ Kent W. Sanford                                                Date: March 28, 2000
--------------------------------------------
Kent W. Sanford, Executive Vice President,
Chief Operating Officer and Director
[Principal Financial and Accounting Officer]

 /s/ Alan S. Dover                                                  Date: March 28, 2000
--------------------------------------------
Alan S. Dover, Director

 /s/ Charles A. Edmondson                                           Date: March 28, 2000
--------------------------------------------
Charles A. Edmondson, Director

 /s/ Roger E. Futch                                                 Date: March 28, 2000
--------------------------------------------
Roger E. Futch, Director

 /s/ Joseph C. Hensley                                              Date: March 28, 2000
--------------------------------------------
Joseph C. Hensley, Director

 /s/ Frank E. Jones                                                 Date: March 28, 2000
--------------------------------------------
Frank E. Jones, Director

 /s/ J. Ronald Knight                                               Date: March 28, 2000
--------------------------------------------
J. Ronald Knight, Director

 /s/ P. Joe Sisson                                                  Date: March 28, 2000
--------------------------------------------
P. Joe Sisson, Director

 /s/ Kenneth D. Warren                                              Date: March 28, 2000
--------------------------------------------
Kenneth D. Warren, Director

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

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES


                   Index to Consolidated Financial Statements

                                                                                                            Page(s)
                                                                                                            -------
Independent Auditors' Report................................................................................    F-2

Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.............................    F-3

Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997..........................................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997..........................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................................................................    F-6

Consolidated Statements of Comprehensive Income for the Years Ended
  December 31, 1999, 1998 and 1997..........................................................................    F-8

Notes to Consolidated Financial Statements..................................................................    F-9


                       Schauer, Taylor, Cox & Vise, P.C.

                       SCHAUER, TAYLOR, COX & VISE, P.C.
                  Certified Public Accountants and Consultants
                              150 Olde Towne Road
                           Birmingham, Alabama 35216


Douglas B. Schauer, CPA    Telephone - 205.822.3488      Steven W. Brown, CPA
Edward R. Taylor, CPA        Wats - 800.466.3488         M. Bryant King, CPA
W. Ernest Cox, CPA            Fax - 205.822.3541         Raymond A. Patton, CPA
Donald G. Vise, CPA        Email - Firm@stcvcpa.com      Russell D. Payne, CPA
                                                         Michael Whitehurst, CBA


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Birmingham, Alabama
February 4, 2000


                                              Schauer, Taylor, Cox & Vise, P.C.

         Member of American Institute of Certified Public Accountants,
    SEC Practice Section and Alabama Society of Certified Public Accountants

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

                                                                                            1999              1998
                                                                                       ------------       ------------
Assets
   Cash and due from banks......................................................       $  5,739,252       $  5,481,853
   Interest-bearing deposits with other banks...................................            217,115            407,229
   Federal funds sold...........................................................          3,842,157         18,392,213

   Securities available-for-sale................................................         28,536,246         21,940,281
   Securities held-to-maturity, estimated fair value of $5,622,297
     and $6,457,522, respectively...............................................          5,799,963          6,218,354

   Loans, net of unearned income................................................        169,105,872        129,831,095
   Allowance for loan losses....................................................         (1,849,290)        (1,686,395)
                                                                                       ------------       ------------
       Net Loans................................................................        167,256,582        128,144,700

   Premises and equipment, net..................................................          3,877,419          3,940,032
   Accrued interest.............................................................          1,741,986          1,319,601
   Cash surrender value on life insurance.......................................          2,145,294            615,438
   Intangible, net..............................................................          2,227,386          2,345,055
   Other assets.................................................................          1,931,141            940,194
                                                                                       ------------       ------------
       TOTAL ASSETS.............................................................       $223,314,541       $189,744,950
                                                                                       ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Noninterest-bearing........................................................       $ 10,363,135       $  9,287,933
     Interest-bearing...........................................................        176,366,521        154,573,545
                                                                                       ------------       ------------
       TOTAL DEPOSITS...........................................................        186,729,656        163,861,478
   Short-term borrowings........................................................          6,134,007          2,478,344
   Accrued interest.............................................................            815,988            665,883
   Long-term debt...............................................................         16,964,286         11,007,143
   Other liabilities............................................................            249,830            252,408
                                                                                       ------------       ------------
       TOTAL LIABILITIES........................................................        210,893,767        178,265,256
SHAREHOLDERS' EQUITY
   Common stock, par value $5 per share, 20,000,000 shares authorized,
     1,389,122 and 1,367,188 shares issued, respectively........................          6,945,610          6,835,940
   Treasury stock, 44,000 shares at cost........................................           (428,000)          (428,000)
   Capital surplus..............................................................          3,030,196          2,576,849
   Retained earnings............................................................          3,660,364          2,394,590
   Accumulated comprehensive income: net unrealized holding gains
     (losses) on securities available-for-sale, net of deferred income tax......           (787,396)           100,315
                                                                                       ------------       ------------
       TOTAL SHAREHOLDERS' EQUITY...............................................         12,420,774         11,479,694
                                                                                       ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................       $223,314,541       $189,744,950
                                                                                       ============       ============

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                          1999               1998              1997
                                                                    -------------      ------------       ------------
INTEREST INCOME
   Interest and fees on loans.................................      $  13,807,798      $  9,614,165       $  7,652,481
   Interest on investment securities:
     Taxable securities.......................................          1,388,750         1,009,595          1,160,497
     Nontaxable securities....................................            527,461           376,157            170,274
   Interest on deposits in other banks........................             16,322             1,963                 --
   Interest on federal funds sold.............................            398,972           269,112            159,716
                                                                    -------------      ------------       ------------
       TOTAL INTEREST INCOME..................................         16,139,303        11,270,992          9,142,968
                                                                    -------------      ------------       ------------

INTEREST EXPENSE
   Interest on deposits.......................................          8,249,918         5,891,798          4,911,266
   Interest on federal funds purchased and securities sold
     under agreements to repurchase...........................            112,368           178,437            201,407
   Interest on long-term debt.................................            776,485           427,984            149,580
                                                                    -------------      ------------       ------------
       TOTAL INTEREST EXPENSE.................................          9,138,771         6,498,219          5,262,253
                                                                    -------------      ------------       ------------

NET INTEREST INCOME...........................................          7,000,532         4,772,773          3,880,715
   Provision for loan losses..................................            880,000           300,000            480,000
                                                                    -------------      ------------       ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........          6,120,532         4,472,773          3,400,715

Noninterest Income
   Service charges on deposits................................            401,808           238,921            197,333
   Insurance commissions......................................             54,198            22,333             20,655
   Other operating income.....................................            379,477           251,717            161,086
   Investment securities gains (losses).......................              9,430            15,950                (78)
                                                                    -------------      ------------       ------------
       TOTAL NONINTEREST INCOME...............................            844,913           528,921            378,996
                                                                    -------------      ------------       ------------

NONINTEREST EXPENSES
   Salaries and employee benefits.............................          2,575,618         1,496,743          1,154,456
   Occupancy expense..........................................            324,024           173,034             97,267
   Furniture and equipment expense............................            338,150           252,806            150,358
   Other operating expenses...................................          2,323,177         1,298,630            977,277
                                                                    -------------      ------------       ------------
       TOTAL NONINTEREST EXPENSES.............................          5,560,969         3,221,213          2,379,358
                                                                    -------------      ------------       ------------

   Income before income taxes.................................          1,404,476         1,780,481          1,400,353
   Income tax expense.........................................            138,702           572,250            382,587
                                                                    -------------      ------------       ------------

NET INCOME....................................................      $   1,265,774      $  1,208,231       $  1,017,766
                                                                    =============      ============       ============
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTIVE
   Net income (loss) per common share-
     Basic earnings per share.................................      $        0.95      $       1.04       $        .88
     Basic weighted average shares outstanding................          1,326,196         1,166,425          1,154,990
     Diluted earnings per share...............................      $        0.89      $       0.99       $        .88
     Diluted weighted average shares outstanding..............          1,423,525         1,220,976          1,162,206

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1999, 1998 and 1997


                                                                                                    Accumulated
                                                                                                       Compre-
                                         Common        Treasury         Capital         Retained       hensive
                                          Stock         Stock           Surplus         Earnings       income            Total
                                       ----------     ---------       -----------      ----------    -----------      -----------
Balance at December 31, 1996 ........  $5,680,000     $      --      $   (10,686)     $  168,593    $   (32,971)    $  5,804,936

Proceeds from sale of common
   stock to 401(k) plan .............     242,870            --          145,737              --             --          388,607
Purchase of Treasury Stock ..........          --      (274,000)              --              --             --         (274,000)
Net  change in unrealized
   gains on securities ..............          --            --               --              --         42,744           42,744
Net income 1997 .....................          --            --               --       1,017,766             --        1,017,766
                                       ----------     ---------      -----------      ----------    -----------     ------------
Balance at December 31, 1997 ........   5,922,870      (274,000)         135,051       1,186,359          9,773        6,980,053

Proceeds from sale of common
   stock to 401(k) plan .............      96,570            --          214,058              --             --          310,628
Purchase of Treasury Stock ..........          --      (154,000)              --              --             --         (154,000)
Net change in unrealized
   gains on securities ..............          --            --               --              --         71,614           71,614
Proceeds from exercise of options ...     154,000            --          240,240              --             --          394,240
Private placement sale of stock .....     662,500            --        1,987,500              --             --        2,650,000
Effect of business combination ......          --            --               --              --         18,928           18,928
Net income 1998 .....................          --            --               --       1,208,231             --        1,208,231
                                       ----------     ---------      -----------      ----------    -----------     ------------

BALANCE AT DECEMBER 31, 1998 ........   6,835,940      (428,000)       2,576,849       2,394,590        100,315       11,479,694

PROCEEDS FROM SALE OF COMMON
   STOCK TO 401(K) PLAN .............      87,670            --          263,010              --             --          350,680
NET CHANGE IN UNREALIZED
   GAINS (LOSSES) ON SECURITIES .....          --            --               --              --       (887,711)        (887,711)
PROCEEDS FROM EXERCISE OF OPTIONS ...      22,000            --           33,243              --             --           55,243
COMPENSATION ON OPTIONS GRANTED .....          --            --          157,094              --             --          157,094
NET INCOME 1999 .....................          --            --               --       1,265,774                       1,265,774
                                       ----------     ---------      -----------      ----------    -----------     ------------

BALANCE AT DECEMBER 31, 1999 ........  $6,945,610     $(428,000)     $ 3,030,196      $3,660,364    $  (787,396)    $ 12,420,774
                                       ==========     =========      ===========      ==========    ===========     ============

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         1999               1998              1997
                                                                    -------------      ------------       -----------
OPERATING ACTIVITIES
   Net income.................................................      $   1,265,774      $  1,208,231       $ 1,017,766
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization, and accretion, net...........            473,259           188,653           165,242
     Provision for loan losses................................            880,000           300,000           480,000
     Deferred tax (benefit)...................................           (117,947)          (63,000)          (73,426)
     Realized security (gains) losses, net....................             (9,430)          (15,950)               78
     Losses on disposition of foreclosed real estate..........                 --                --             3,927
     Increase in cash surrender value on life insurance.......            (29,856)          (29,823)          (17,215)
     Increase in accrued interest receivable..................           (422,385)         (122,861)         (164,739)
     Increase in accrued interest payable.....................            150,105            46,854            33,769
     Other....................................................           (348,944)         (238,959)           19,186
                                                                    -------------      ------------       -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..............          1,840,576         1,273,145         1,464,588
                                                                    -------------      ------------       -----------
INVESTING ACTIVITIES
   Proceeds from sales of securities available-for-sale.......          3,572,134         9,515,761         9,982,814
   Proceeds from sales of securities held-to-maturity.........            834,523                --                --
   Proceeds from maturity, calls and paydown of
     securities available-for-sale............................          9,251,517        11,597,023         8,513,974
   Proceeds from maturity, calls and paydown of
     securities held-to-maturity .............................            250,514               594           145,000
   Purchase of securities available-for-sale..................        (20,815,665)      (23,834,942)      (13,991,323)
   Purchase of securities held-to-maturity ...................           (670,762)       (1,091,138)       (1,939,327)
   Net increase in loans to customers.........................        (39,991,882)      (21,786,395)      (19,827,817)
   Capital expenditures, net..................................           (250,252)         (548,857)         (121,199)
   Proceeds from disposition of foreclosed real estate........                 --           113,500                --
   Purchase of life insurance plan............................         (1,500,000)               --          (568,400)
   Cash received in bank acquisition, net.....................                 --        10,721,749                --
                                                                    -------------      ------------       -----------
       NET CASH USED IN INVESTING ACTIVITIES..................        (49,319,873)      (15,312,705)      (17,806,278)
                                                                    -------------      ------------       -----------
FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW
     accounts, and savings accounts...........................         (4,602,526)       19,557,448        11,384,300
   Net increase in certificates of deposit....................         27,470,704         6,413,648         2,815,766
   Net increase (decrease) in securities sold
     under agreement to repurchase............................          3,628,231        (1,749,785)       (1,055,843)
   Issuance of long-term debt.................................          9,000,000         7,007,143         4,620,000
   Repayment of long-term debt................................         (3,042,857)       (1,320,000)               --
   Issuance of stock options..................................            157,094                --                --
   Issuance of common stock...................................            385,880         3,354,868           388,607
   Purchase of treasury stock.................................                 --          (154,000)         (274,000)
                                                                    -------------      ------------       -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..............         32,996,526        33,109,322        17,878,830
                                                                    -------------      ------------       -----------

Net increase in cash and cash equivalents.....................        (14,482,771)       19,069,762         1,537,140

Cash and cash equivalents at beginning of year................         24,281,295         5,211,533         3,674,393
                                                                    -------------      ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR......................      $   9,798,524      $ 24,281,295       $ 5,211,533
                                                                    =============      ============       ===========

                         (Continued on following page)
                See notes to consolidated financial statements.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                          1999               1998              1997
                                                                      -----------       -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash Paid during the year for:
     Interest.................................................        $ 8,988,666       $ 6,451,365       $ 5,228,484
     Income taxes.............................................            369,400           632,799           435,511

   Loans transferred to foreclose real estate.................                 --           223,056           109,209

   Net increase (decrease) in unrealized gains and losses
     on securities available-for-sale.........................         (1,366,870)          108,620            64,762

   Proceeds from sales of foreclosed real estate financed
     through loans............................................                 --           109,556           105,282

   Assets acquired in business combination....................                 --        29,977,439                --

   Liabilities assumed in business combination................                 --        43,035,046                --

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              1999             1998            1997
                                                                        -------------   -------------    -------------
NET INCOME...........................................................   $   1,265,774   $   1,208,231    $   1,017,766

Other comprehensive income, net of tax:
   Unrealized gains on securities
     Unrealized holding gains (losses) arising during period.........      (1,357,440)        155,080           64,684
     Reclassified adjustments for (gains) losses
       included in net income........................................          (9,430)        (15,950)              78
                                                                        -------------   -------------    -------------
     Net unrealized gains (losses)...................................      (1,366,870)        139,130           64,762
   Income tax related to items of other comprehensive income.........         479,159         (48,588)         (22,018)
                                                                        -------------   -------------    -------------
Other comprehensive income (loss)....................................        (887,711)         90,542           42,744
                                                                        -------------   -------------    -------------

COMPREHENSIVE INCOME.................................................   $     378,063   $   1,298,773    $   1,060,510
                                                                        =============   =============    =============

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly owned subsidiaries:
Gilmer County Bank ("GCB") and Appalachian Community Bank ("ACB") (formerly known as First National Bank of Union County) (referred to herein collectively as the "Banks"). Prior to August 1996, Gilmer County Bank operated as an independent bank. Prior to November 1998, Appalachian Community Bank operated as a wholly-owned subsidiary bank of Century South Banks, Inc. The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, and operating as a bank holding company. The acquisition of GCB was accounted for as a pooling of interests. The acquisition of ACB was accounted for as a purchase. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Banks on a consolidated basis. The Banks provide a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

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

                        DECEMBER 31, 1999, 1998 AND 1997



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

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectable, the portion deemed uncollectable is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

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

                        DECEMBER 31, 1999, 1998 AND 1997

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 1999, 1998 and 1997.

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

                        DECEMBER 31, 1999, 1998 AND 1997


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

                                                                                     1999          1998          1997
                                                                                   ---------     ---------     ---------
Weighted average of common shares outstanding..........................            1,326,196     1,166,425     1,154,990
Effect of dilutive options.............................................               97,329        54,551         7,216
                                                                                   ---------     ---------     ---------
Weighted average of common shares outstanding effected for dilution....            1,423,525     1,220,976     1,162,206
                                                                                   =========     =========     =========

In May 1998, the Company issued a 2-for-1 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to this split.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation; which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based non-employee compensation. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Under the fair value based method, compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No, 25, Accounting for Stock Issued to Employees. The Company has elected to continue its reporting of stock-based compensation in accordance with the provisions of APB Opinion No. 25. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


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

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $5.8 million and a line of credit with the Federal Home Loan Bank of up to $23,506,170 of which $10,141,884 is available and unused.

Cash Flow Information

For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Reclassifications

Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 presentation.

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

                        DECEMBER 31, 1999, 1998 AND 1997


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

In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.


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

The following is summary operating information for Appalachian Bancshares, Inc. showing the effect of the business combination described in the preceding paragraph for the years ended December 31, 1998 and 1997.

                                                                        As            Effect of         Pro Forma
                                                                     Reported         Purchase           Results
                                                                  --------------    -------------    --------------
As of December 31, 1998:
   Interest income...........................................     $   11,270,992    $   3,430,926    $   14,701,918
   Interest expense..........................................          6,498,219        1,800,728         8,298,947
   Net interest income.......................................          4,772,773        1,630,198         6,402,971
   Provision for loan losses.................................            300,000           31,331           331,331
   Noninterest income........................................            528,921          309,282           838,203
   Noninterest expense.......................................          3,221,213        1,628,913         4,850,126
   Provision (benefit) for income taxes......................            572,250           69,000           641,250
   Net income (loss).........................................          1,208,231          210,236         1,418,467

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 2 - BUSINESS COMBINATION - CONTINUED


                                                                     As           Effect of         Pro Forma
                                                                  Reported        Purchase           Results
                                                                -----------      -----------      ------------


As of December 31, 1997:
   Interest income...........................................   $ 9,142,968      $ 4,160,221      $ 13,303,189
   Interest expense..........................................     5,262,253        2,002,085         7,264,338
   Net interest income.......................................     3,880,715        2,158,136         6,038,851
   Provision for loan losses.................................       480,000          952,801         1,432,801
   Noninterest income........................................       378,996          360,713           739,709
   Noninterest expense.......................................     2,379,358        1,853,716         4,233,074
   Provision (benefit) for income taxes......................       382,587         (149,000)          233,587
   Net income (loss).........................................     1,017,766         (138,668)          879,098


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 1999 and 1998, the average amount of the required reserves was $1,163,000 and $1,155,000, respectively.


NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statement of financial condition of the Company and their approximate fair values at December 31, 1999 and 1998 are presented below.


                                                                             Gross          Gross         Estimated
                                                            Amortized     Unrealized      Unrealized         Fair
                                                              Cost           Gains          Losses           Value
                                                          -------------  -------------  -------------   --------------
SECURITIES AVAILABLE-FOR-SALE

DECEMBER 31, 1999
   U.S. GOVERNMENT AND AGENCY SECURITIES...............   $  17,628,263  $          --  $     785,736   $   16,842,527
   STATE AND MUNICIPAL SECURITIES......................       4,985,020          7,538        275,004        4,717,554
   MORTGAGE-BACKED SECURITIES..........................       6,407,795          2,013        161,743        6,248,065
   EQUITY SECURITIES...................................         728,100             --             --          728,100
                                                          -------------  -------------  -------------   --------------
                                                          $  29,749,178  $       9,551  $   1,222,483   $   28,536,246
                                                          =============  =============  =============   ==============

December 31, 1998
   U.S. government and agency securities...............   $  13,581,536  $      72,564  $      11,942   $   13,642,158
   State and municipal securities......................       5,677,978         98,856          1,020        5,775,814
   Mortgage-backed securities..........................       1,912,831          9,559         14,081        1,908,309
   Equity securities...................................         614,000             --             --          614,000
                                                          -------------  -------------  -------------   --------------
                                                          $  21,786,345  $     180,979  $      27,043   $   21,940,281
                                                          =============  =============  =============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - SECURITIES - CONTINUED

SECURITIES HELD-TO-MATURITY

DECEMBER 31, 1999
   STATE AND MUNICIPAL SECURITIES......................   $   5,799,963  $      18,999  $     196,665   $    5,622,297
                                                          =============  =============  =============   ==============

December 31, 1998
   State and municipal securities......................   $   6,218,354  $     242,199  $       3,031   $    6,457,522
                                                          =============  =============  =============   ==============

At December 31, 1999, the Company's available-for-sale securities reflected net unrealized losses of $1,212,932 which resulted in a decrease in stockholders' equity of $787,396, net of deferred tax benefit. At December 31, 1998, the Company's available-for-sale securities reflected net unrealized gains of $153,936, which resulted in an increase in stockholders' equity of $100,315, net of deferred tax liability.

The contractual maturities of securities available-for-sale at December 31, 1999, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                       Amortized           Estimated
                                                                                         Cost             Fair Value
                                                                                    ---------------    ---------------
As of December 31, 1999:

Securities Available-for-Sale:
   Due in one year or less......................................................    $        99,940    $       100,144
   Due after one year through five years........................................          3,753,689          3,679,674
   Due after five years through ten years.......................................         16,912,662         16,128,547
   Due after ten years..........................................................          8,254,787          7,899,781
   Equity securities............................................................            728,100            728,100
                                                                                    ---------------    ---------------
                                                                                    $    29,749,178    $    28,536,246
                                                                                    ===============    ===============

Securities Held-to-Maturity:
   Due in one year or less......................................................    $            --    $            --
   Due after one year through five years........................................            904,477            908,074
   Due after five through ten years.............................................          1,422,103          1,391,034
   Due after ten years..........................................................          3,473,383          3,323,189
                                                                                    ---------------    ---------------
                                                                                    $     5,799,963    $     5,622,297
                                                                                    ===============    ===============

Mortgage-backed securities have been included in the maturity tables based upon guaranteed payoff date of each security.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - SECURITIES - CONTINUED

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 1999, were as follows:


                                                                    1999        1998         1997
                                                                 ---------   ---------    --------

Gross realized gains..........................................   $  11,829   $  15,956    $  5,757
Gross realized losses.........................................       2,399           6       5,835

Other securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $728,100 and $554,000 at December 31, 1999 and 1998, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $19,114,000 and $12,552,000 at December 31, 1999 and 1998.


NOTE 5 - LOANS

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Commercial, financial and agricultural..........................................    $    35,374,820    $    26,883,464
Real estate - construction......................................................         13,941,428          8,542,640
Real estate - mortgage..........................................................        103,413,224         78,965,161
Consumer........................................................................         15,025,954         13,742,818
Other loans.....................................................................          1,350,446          1,697,012
                                                                                    ---------------    ---------------
                                                                                        169,105,872        129,831,095
Allowance for loan losses.......................................................         (1,849,290)        (1,686,395)
                                                                                    ---------------    ---------------

Net loans.......................................................................    $   167,256,582    $   128,144,700
                                                                                    ===============    ===============

Total loans which the Company considered to be impaired at December 31, 1999 and 1998, were $344,000 and $4,000, respectively. All of these loans were on nonaccrual status and had related allowances of $51,600 and $1,000, respectively. Impaired loans consisted primarily of commercial loans as of December 31, 1999, and unsecured consumer loans as of December 31, 1998. The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was approximately $174,000 and $10,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 1999 and 1998. For the years ended December 31, 1999 and 1998, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 were as follows:


                                                                       1999               1998              1997
                                                                 --------------     ---------------    ---------------

Balance at beginning of year..................................   $     1,686,395    $       929,590    $       655,296

Charge-offs...................................................          (760,827)          (136,222)          (228,087)
Recoveries....................................................            43,722             34,947             22,381
                                                                 ---------------    ---------------    ---------------
   Net charge-offs............................................          (717,105)          (101,275)          (205,706)

Addition due to acquisition...................................                --            558,080                 --

Provision for loan losses.....................................           880,000            300,000            480,000
                                                                 ---------------    ---------------    ---------------

Balance at end of year........................................   $     1,849,290    $     1,686,395    $       929,590
                                                                 ===============    ===============    ===============


NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Land ..........................................................................     $       770,932    $       851,546
Buildings and improvements......................................................          2,539,187          2,396,161
Furniture and equipment.........................................................          1,933,862          1,766,961
                                                                                    ---------------    ---------------
                                                                                          5,243,981          5,014,668
Less allowance for depreciation.................................................          1,366,562          1,074,636
                                                                                    ---------------    ---------------

                                                                                    $     3,877,419    $     3,940,032
                                                                                    ===============    ===============

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1999, 1998 and 1997, were $312,865, $177,407 and $137,432, respectively.


NOTE 8 - DEPOSITS

The major classifications of deposits as of December 31, 1999 and 1998 were as follows:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Noninterest-bearing demand......................................................    $    10,363,135    $     9,287,933
Interest-bearing demand.........................................................         42,364,520         48,039,917
Savings.........................................................................         29,006,307         29,008,638
Time ...........................................................................         66,715,014         51,576,805
Certificates of deposit of $100,000 or more.....................................         38,280,680         25,948,185
                                                                                    ---------------    ---------------

                                                                                    $   186,729,656    $   163,861,478
                                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8 - DEPOSITS - CONTINUED

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 1999 and 1998 were $38,280,680 and $25,948,185, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 1999, are as follows:


                                                                                                            Time
                                                                                                        Certificates
                                                                                                         of Deposit
                                                                                                       ---------------

           Years ending December 31,
                      2000.........................................................................    $    83,974,333
                      2001.........................................................................         16,555,363
                      2002.........................................................................          2,824,080
                      2003.........................................................................          1,578,614
                      2004.........................................................................             63,304
                                                                                                       ---------------
                                                                                                       $   104,995,694
                                                                                                       ===============


NOTE 9 - LONG-TERM DEBT

At December 31, 1999 and 1998, the Company had notes payable totaling $16,964,286 and $11,007,143, respectively.

Long-term debt consists of the following at December 31:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Notes  payable  on line of  credit at FHLB,  with  varying  maturities;  from
   October  2002 through  October  2008,  interest  rate varies from 5.27% to
   6.77%, secured by residential mortgages......................................    $    13,364,286    $     7,407,143

Note payable to another financial institution, interest at prime less 3/4 of a percentage point; 2 years interest only paid quarterly with principal paid in
   8 annual installments, secured by stock of Gilmer County Bank and
   Appalachian Community Bank...................................................          3,600,000          3,600,000
                                                                                    ---------------    ---------------

                                                                                    $    16,964,286    $    11,007,143
                                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 9 - LONG-TERM DEBT - CONTINUED

Maturities of long-term debt following December 31, 1999, are as follows:

           Years ending December 31,
                      2000.........................................................................    $     6,000,000
                      2001.........................................................................            450,000
                      2002.........................................................................          1,050,000
                      2003.........................................................................            450,000
                      2004.........................................................................          2,064,286
                      Thereafter...................................................................          6,950,000
                                                                                                       ---------------

                                                                                                       $    16,964,286
                                                                                                       ===============



NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Average balance during the year.................................................    $     2,071,713    $     4,095,716
Average interest rate during the year...........................................               3.96%              4.26%
Maximum month-end balance during the year.......................................    $     3,679,074    $     4,468,355



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 11 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:


                                                                       1999               1998              1997
                                                                 ----------------   ---------------    ---------------

Professional fees.............................................   $        412,218   $       220,515    $       194,513
Data processing...............................................            375,061           136,256             87,095
Advertising...................................................            308,819           203,021            122,358
Stationery and supplies.......................................            252,688           166,137            116,537
Director and committee fees...................................            226,983           125,686            119,322
Postage.......................................................            131,342            89,354             69,806
Amortization..................................................            117,668            20,894              5,832
Insurance.....................................................             80,860            53,554             55,524
Taxes and licenses............................................             63,715            46,788             25,608
Checking account expense......................................             62,932            40,921             32,830
Correspondent bank charges....................................             45,368            35,458             34,648
Education.....................................................             22,642            15,848              9,374
Dues and subscriptions........................................             19,368            15,241              8,179
Other.........................................................            203,513           128,957             95,651
                                                                 ----------------   ---------------    ---------------

   Total other operating expenses.............................   $      2,323,177   $     1,298,630    $       977,277
                                                                 ================   ===============    ===============


NOTE 12 - INCOME TAXES

Federal and state income taxes receivable (payable) as of December 31, 1999 and 1998 included in other assets and other liabilities, respectively, were as follows:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Current
   Federal......................................................................    $       189,285    $        95,605

   State........................................................................             39,114                 --


The components of the net deferred income tax asset included in other assets are as follows:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Deferred tax asset:
   Federal......................................................................    $       968,552    $       448,671
   State........................................................................            106,299                 --
                                                                                    ---------------    ---------------
     Total deferred income tax asset............................................          1,074,851            448,671
                                                                                    ---------------    ---------------
Deferred tax liability:
   Federal......................................................................            (75,991)           (53,622)
   State........................................................................             (6,705)                --
                                                                                    ---------------    ---------------
     Total deferred income tax liability........................................            (82,696)           (53,622)
                                                                                    ---------------    ---------------
Net deferred tax asset..........................................................    $       992,155    $       395,049
                                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 12 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:


                                                                                          1999              1998
                                                                                    ---------------    ---------------

Net unrealized gains on securities available-for-sale...........................    $       425,537    $       (53,622)
Depreciation....................................................................            (82,696)           (54,514)
Allowance for loan losses.......................................................            534,178            497,302
Deferred compensation...........................................................             91,064                 --
Other...........................................................................             24,072              5,883
                                                                                    ---------------    ---------------

                                                                                    $       992,155    $       395,049
                                                                                    ===============    ===============

The components of income tax expense for the years 1999, 1998 and 1997 are as follows:


                                                                       1999               1998              1997
                                                                 ----------------   ---------------    ---------------

   Current
     Federal..................................................   $        292,595   $       597,500    $       456,013
     State....................................................            (35,946)           37,750                 --
   Deferred
     Federal..................................................            (54,741)          (63,000)           (73,426)
     State....................................................            (63,206)               --                 --
                                                                 ----------------   ---------------    ---------------

                                                                 $        138,702   $       572,250    $       382,587
                                                                 ================   ===============    ===============


Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 1999, 1998 and 1997 of $3,206, $5,423 and ($27), respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 1999, 1998 and 1997.


                                                                                   1999          1998           1997
                                                                                 --------      ---------     ---------

Statutory federal income tax rate..........................................           34.0%         34.0%         34.0%

Effect on rate of:
   Tax-exempt securities...................................................          (12.8)         (7.2)         (4.1)
   Tax-exempt loans........................................................           (0.9)         (1.1)         (1.0)
   Interest expense disallowance...........................................            2.3           1.7           1.0
   State income tax, net of federal tax....................................           (6.2)          1.4            --
   Other...................................................................           (6.5)          3.3          (2.6)
                                                                                 ---------     ---------     ---------

Effective income tax rate..................................................            9.9%         32.1%         27.3%
                                                                                 =========     =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1999 and 1998, the Company has issued standby letters of credit of approximately $891,000 and $643,000.

Loan Commitments: As of December 31, 1999 and 1998, the Company had commitments outstanding to extend credit totaling approximately $24,260,000 and $16,290,000 respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.

In December 1999, Gilmer County Bank entered into a contract to purchase data processing equipment and license rights for software in the amount of $2,049,635. The expenditures will enable the Company to process in house and offer data processing services to other institutions.


NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 5. The commitments to extend credit relate primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $285,727 and $31,000 at December 31, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 15 - STOCK OPTION PLAN

On June 22, 1999, the Company issued 43,000 options on its shares of common stock to staff members at an exercise price of $12.00 per share. The options vest over a period of five years.

On June 1, 1997 the Company issued a total of 286,000 options, restated for the 2-for-1 stock split, to purchase its common shares to its directors and executive officers. Each director received 22,000 shares, the Executive Vice President received 44,000 shares and the President received 66,000 shares. Each of the stock option agreements contained an option price of $8.00 per share, the market value of the shares at the time of issuance as adjusted for the stock split. The options vest on an equal incremental basis over a period of five years beginning June 1, 1998.

The following sets forth certain information regarding stock options for the year ended December 31, 1999.

Fixed Options


                                                                           December 31,
                                           ----------------------------------------------------------------------------
                                                    1999                       1998                      1997
                                           ----------------------    -----------------------   ------------------------
                                                         WEIGHTED                   Weighted                   Weighted
                                                          AVERAGE                    Average                    Average
                                                         EXERCISE                   Exercise                   Exercise
                                             SHARES       PRICE        Shares        Price        Shares        Price
                                           ----------  -----------   -----------  ----------   ----------   -----------

Outstanding at beginning of year........      255,200  $      8.00       286,000  $     8.00           --   $      0.00
Granted.................................       43,000        12.00            --        0.00      286,000          8.00
Exercised...............................       (4,400)        8.00       (30,800)       8.00           --          0.00
Forfeited...............................           --         0.00            --        0.00           --          8.00
                                           ----------  -----------   -----------  ----------   ----------   -----------

Outstanding at end of year..............      293,800  $      8.59       255,200  $     8.00      286,000   $      8.00
                                           ==========  ===========   ===========  ==========   ==========   ===========

Exercisable at end of year..............       79,200  $      8.00        26,400  $     8.00           --   $      0.00
                                           ==========  ===========   ===========  ==========   ==========   ===========



                                                                                          Expiration          Options
                                                                          Number             Date           Exercisable
                                                                          -------         ----------        ----------

Options with Exercise Price of $8.00..........................            250,800          06-01-07             79,200
Options with Exercise Price of $12.00.........................             43,000          06-22-09                 --


In October 1995, the FASB issued Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options, accordingly, no compensation cost has been recognized by the Company. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plan been determined based on the fair value method at the grant date for options under the plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 15 - STOCK OPTION PLAN - CONTINUED


                                                                     1999            1998           1997
                                                                 ------------   ------------    ------------

Net Income
   As reported................................................   $  1,265,774   $  1,208,231    $  1,017,766
   Pro forma..................................................      1,195,378      1,125,073         870,834

Basic Earnings Per Share
   As reported................................................   $       0.95   $       1.04    $       0.88
   Pro forma..................................................           0.90           0.96            0.75

Diluted Earnings Per Share
   As reported................................................   $       0.89   $       0.99    $       0.88
   Pro forma..................................................           0.84           0.92            0.75

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share for 1999, 54,551 greater than that used to calculate basic earnings per share for 1998 and 7,216 greater than that used to calculate basic earnings per share for 1997. The dilutive effects on earnings per share for the years ended December 31, 1999, 1998 and 1997 were $.06, $.05 and $.00, respectively.

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

As of December 31, 1999, the Banks could declare dividends of approximately $790,000 without regulatory consent, subject to the Banks' compliance with regulatory capital restrictions. It is anticipated that any such dividends will be used for the payment of long-term debt service.

In May 1998, the Company issued a 2-for-1 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to this split.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 16 - SHAREHOLDERS' EQUITY - CONTINUED

In 1999, the Company sold 17,534 shares of stock to its ESOP plan for $350,680. Of this amount, $87,670 was allocated to common stock and $263,010 to capital surplus. The Company also recorded an increase of $157,094 in capital surplus related to the issuance of compensatory options. This capital increase was reflected as compensation in the consolidated statement of income for the current year. In addition, 4,400 options were exercised for an amount equaling $55,243, including tax benefit of $20,043, allocated among common stock, $22,000 and capital surplus, $33,243.

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

The Company is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 1999 and 1998 are disclosed in note 17 following.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the appropriate regulatory agencies categorized Appalachian Community Bank, a subsidiary bank, as well capitalized and Gilmer County Bank, the other subsidiary bank, as adequately capitalized under the regulatory framework for prompt corrective action. To remain well capitalized the Company and its subsidiary banks will have to maintain minimum Total Capital, Tier I Capital, and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since that notification or events since the most recent notification that management believes have changed the Banks' prompt corrective action category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 17 - REGULATORY MATTERS - CONTINUED

The Company's and Banks actual capital amounts and ratios are also presented in the table.


                                                                                            To Be Well Capitalized
                                                                                                 Under Prompt
                                                                       For Capital             Corrective Action
                                               Actual               Adequacy Purposes             Provisions
                                         -------------------      ---------------------     ----------------------
                                           Amount      Ratio         Amount       Ratio       Amount        Ratio
                                         ----------    -----      -----------     -----     ------------    ------
                                                                     (in Thousands)
AS OF DECEMBER 31, 1999:

TOTAL CAPITAL
   CONSOLIDATED                          $   12,830    7.41%      $    13,857      8.00%    $     17,321    10.00%
   GILMER COUNTY BANK                        11,623    9.29            10,009      8.00           12,512    10.00
   APPALACHIAN COMMUNITY BANK                 4,430    9.21             3,848      8.00            4,810    10.00
TIER 1 CAPITAL
   CONSOLIDATED                              10,981    6.34             6,929      4.00           10,393     6.00
   GILMER COUNTY BANK                        10,295    8.23             5,005      4.00            7,507     6.00
   APPALACHIAN COMMUNITY BANK                 3,909    8.13             1,924      4.00            2,886     6.00
TIER 1 LEVERAGE
   CONSOLIDATED                              10,981    5.22             8,422      4.00           10,528     5.00
   GILMER COUNTY BANK                        10,295    6.74             6,114      4.00            7,642     5.00
   APPALACHIAN COMMUNITY BANK                 3,909    6.77             2,308      4.00            2,886     5.00

As of December 31, 1998:

Total Capital
   Consolidated                          $   10,721    7.88%      $    10,890      8.00%    $     13,612    10.00%
   Gilmer County Bank                        10,248    9.92             8,266      8.00           10,332    10.00
   Appalachian Community Bank                 4,147   12.70             2,612      8.00            3,265    10.00
Tier 1 Capital
   Consolidated                               9,035    6.64             5,445      4.00            8,167     6.00
   Gilmer County Bank                         9,120    8.83             4,133      4.00            6,199     6.00
   Appalachian Community Bank                 3,737   11.44             1,306      4.00            1,959     6.00
Tier 1 Leverage
   Consolidated                               9,035    4.99             7,242      4.00            9,053     5.00
   Gilmer County Bank                         9,120    6.70             5,445      4.00            6,806     5.00
   Appalachian Community Bank                 3,737    8.32             1,798      4.00            2,247     5.00


NOTE 18 - EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the board of directors. In 1996, the plan was amended to allow employer and employee contributions to be made in the form of cash or Company stock. The Company made discretionary cash contributions to the plan of approximately $170,000 in 1999, $145,000 in 1998, and $102,000 in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 19 - LEASES

The Company has a number of operating lease agreements, involving land, buildings, and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance, and property taxes. For the years ended December 31, 1999 and 1998, rental expense for operating leases was approximately $32,919 and $3,000, respectively. Rental expense for operating leases for the year ended December 31, 1997 was negligible.

         Years Ending December 31,
               2000................................................................................    $    32,944
               2001................................................................................         32,025
               2002................................................................................         32,530
               2003................................................................................         33,154
               2004................................................................................         33,781
               Thereafter..........................................................................        937,700
                                                                                                       -----------

               Total minimum lease payments........................................................    $ 1,102,134
                                                                                                       ===========


NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 1999 and 1998. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:


                                                                                        1999             1998
                                                                                    ------------    -------------

Balance at Beginning of Year....................................................    $  5,463,030    $   4,133,302
New loans.......................................................................       2,675,721        2,757,808
Repayments......................................................................        (390,196)      (2,122,202)
Adjustments/changes in structure................................................              --          694,122
                                                                                    ------------    -------------

Balance at End of Year..........................................................    $  7,748,555    $   5,463,030
                                                                                    ============    =============

Deposits: Deposits held from related parties were $2,161,315 and $1,208,198 at December 31, 1999 and 1998, respectively.

Other: The Company utilized the services of an accounting firm, of which a director is a partner, for internal review and various other accounting and tax services. Amounts paid were at rates comparable to that which could have been obtained from unrelated parties.


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31 are as follows:


                                                                   1999                              1998
                                                     ------------------------------     ------------------------------
                                                        CARRYING           FAIR            Carrying           Fair
                                                         AMOUNT            VALUE            Amount            Value
                                                     ------------      ------------     ------------      ------------
                                                               (IN THOUSANDS)                   (in thousands)
FINANCIAL ASSETS
Cash and short-term investments..................    $      9,799      $      9,799     $     24,281      $     24,281
Securities.......................................          34,336            34,159           28,159            28,398
Loans............................................         169,106           168,942          129,831           129,685
Accrued interest receivable......................           1,742             1,742            1,320             1,320
                                                     ------------      ------------     ------------      ------------
   TOTAL FINANCIAL ASSETS........................    $    214,983      $    214,642     $    183,591      $    183,684
                                                     ============      ============     ============      ============

FINANCIAL LIABILITIES
Deposits.........................................    $    186,730      $    187,383     $    163,861      $    164,921
Short-term borrowings............................           6,134             6,134            2,478             2,478
Accrued interest payable.........................             816               816              666               666
Long-term debt...................................          16,964            16,810           11,007            11,192
                                                     ------------      ------------     ------------      ------------
   TOTAL FINANCIAL LIABILITIES...................    $    210,644      $    211,143     $    178,012      $    179,257
                                                     ============      ============     ============      ============

UNRECOGNIZED FINANCIAL INSTRUMENTS
Commitments to extend credit.....................    $     24,260      $     24,260     $     16,290      $     16,290
Standby letters of credit........................             891               891              643               643
                                                     ------------      ------------     ------------      ------------
   TOTAL UNRECOGNIZED FINANCIAL
     INSTRUMENTS.................................    $     25,151      $     25,151     $     16,933      $     16,933
                                                     ============      ============     ============      ============


NOTE 22 - YEAR 2000 ISSUES

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that could have adversely affected the Company's operations as early as fiscal year 1999.

The Company has completed an inventory of computer systems and other electronic equipment that may be affected by the Year 2000 issue and that are necessary to conducting the Company's operations. Based on this inventory, the Company has upgraded or replaced various software and hardware items. Testing and validation of the system for the Year 2000 compliance has been performed.

The Company's management does not believe the effects of year 2000 will have any material impact on the Company's consolidated financial position or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 23 - CONDENSED PARENT INFORMATION

STATEMENTS OF FINANCIAL CONDITION


                                                                                               DECEMBER 31,
                                                                                    ----------------------------------
                                                                                          1999              1998
                                                                                    ---------------    ---------------

ASSETS
   Cash and due from banks......................................................    $        79,386    $        28,222
   Investment in Subsidiaries (equity method) eliminated upon consolidation.....         15,643,380         15,301,472
   Other assets.................................................................            298,008                 --
                                                                                    ---------------    ---------------

     TOTAL ASSETS...............................................................    $    16,020,774    $    15,329,694
                                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Note payable.................................................................    $     3,600,000    $     3,600,000
   Other liabilities............................................................                 --            250,000
                                                                                    ---------------    ---------------
     Total Liabilities..........................................................          3,600,000          3,850,000

     Total Shareholders' Equity.................................................         12,420,774         11,479,694
                                                                                    ---------------    ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................    $    16,020,774    $    15,329,694
                                                                                    ===============    ===============



STATEMENTS OF INCOME


                                                                                YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                       1999               1998              1997
                                                                 ----------------   --------------     --------------
INCOME
   Dividends from subsidiaries - eliminated upon consolidation   $        350,000   $      500,000     $           --

EXPENSES
   Interest...................................................            264,475           93,406             78,517
   Other expenses.............................................            338,315          135,701             15,525
                                                                 ----------------   --------------     --------------
                                                                          602,790          229,107             94,042
                                                                 ----------------   --------------     --------------

Income before income taxes and equity in undistributed
   earnings of subsidiaries...................................           (252,790)         270,893            (94,042)
Income tax benefits...........................................            288,943           42,101             30,913
                                                                 ----------------   --------------     --------------

Income before equity in undistributed earnings of subsidiaries             36,153          312,994            (63,129)

Equity in undistributed earnings of subsidiaries..............          1,229,621          895,237          1,080,895
                                                                 ----------------   --------------     --------------

     Net Income...............................................   $      1,265,774   $    1,208,231     $    1,017,766
                                                                 ================   ==============     ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 23 - CONDENSED PARENT INFORMATION - CONTINUED

STATEMENTS OF CASH FLOW


                                                                                   YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                         1999                  1998                  1997
                                                                    ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $  1,265,774          $  1,208,231          $  1,017,766
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiaries                   (1,229,621)             (895,237)           (1,080,895)
     Provision for amortization                                               --                20,894                 5,832
     Deferred tax benefit                                                (76,618)                   --                    --
     Other                                                              (451,346)              249,979                (4,667)
                                                                    ------------          ------------          ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (491,811)              583,867               (61,964)
                                                                    ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of bank                                                        --            (6,100,000)                   --
   Capital injection in subsidiaries                                          --                    --              (610,000)
                                                                    ------------          ------------          ------------
       NET CASH USED IN INVESTING ACTIVITIES                                  --            (6,100,000)             (610,000)
                                                                    ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                   --             3,600,000               620,000
   Repayment of long-term debt                                                --            (1,320,000)                   --
   Proceeds from issuance of common stock                                385,880             3,354,868               388,607
   Issuance of stock options                                             157,094                    --                    --
   Purchases of treasury stock                                                --              (154,000)             (274,000)
                                                                    ------------          ------------          ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                         542,974             5,480,868               734,607
                                                                    ------------          ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 51,163               (35,265)               62,643

Cash and cash equivalents at beginning of year                            28,222                63,487                   844
                                                                    ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $     79,385          $     28,222          $     63,487
                                                                    ============          ============          ============


Cash paid during the year for:
   Interest                                                         $    264,475          $     93,406          $     83,184

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:


                                                 First            Second           Third            Fourth
                                                Quarter           Quarter         Quarter           Quarter
                                               ----------       ----------      ----------        ----------
                                                               (In Thousands Except Per Share Data)
1999:
TOTAL INTEREST INCOME ................         $    3,698       $    3,975      $    4,163        $    4,303
TOTAL INTEREST EXPENSE ...............              2,109            2,200           2,346             2,484
PROVISION FOR LOAN LOSSES ............                150              205             285                24
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .........              1,439            1,570           1,532             1,579
SECURITIES GAINS (LOSSES) ............                 --               10              (2)                1
TOTAL NONINTEREST INCOME .............                226              186             231               193
TOTAL NONINTEREST EXPENSE ............              1,251            1,355           1,330             1,625
INCOME TAX EXPENSE ...................                140              181              83              (265)
NET INCOME ...........................                274              230             348               413

PER COMMON SHARE:
   BASIC EARNINGS ....................               0.20             0.17            0.26              0.32
   DILUTED EARNINGS ..................               0.19             0.16            0.24              0.30

1998:
Total interest income ................         $    2,514       $    2,677      $    2,761        $    3,318
Total interest expense ...............              1,464            1,581           1,620             1,832
Provision for loan losses ............                110               70              60                60
Net interest income after
   provision for loan losses .........                940            1,026           1,081             1,426
Securities gains (losses) ............                 --               14               1                --
Total noninterest income .............                109              125             128               152
Total noninterest expense ............                660              742             783             1,036
Income tax expense ...................                150              130             120               172
Net income ...........................                239              293             307               370

Per Common Share:
   Basic earnings ....................               0.21             0.25            0.27              0.31
   Diluted earnings ..................               0.20             0.24            0.25              0.30