Form 10QSB
period 2000-03-31
APPALACHIAN BANCSHARES INC
filed 2000-05-15
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   [X]    Quarterly Report Pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934 for the period ended March 31, 2000.

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

                               Yes [X]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                                Outstanding at May 12, 2000
                 -----                                ---------------------------

         Common Stock, $0.01 par value                         2,526,910


Transitional Small Business Disclosure Format:

                               Yes [ ]   No  [X]

                          APPALACHIAN BANCSHARES, INC.

                           March 31, 2000 Form 10-QSB


                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 1999.....................................................................     1

          Consolidated Statements of Income for the Three Months
                  Ended March 31, 2000 and 1999.........................................................     2

          Consolidated Statements of Comprehensive Income for the Three
                  Months Ended March 31, 2000 and 1999..................................................     3

          Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999 .................................................     4

          Notes to Consolidated Financial Statements....................................................     5


  Item 2. Management's Discussion and Analysis or Plan of Operation.....................................     6


PART II. OTHER INFORMATION

  Item 5. Other Information.............................................................................    12

  Item 6. Exhibits and Reports on Form 8-K..............................................................    13


                        See Notes to Financial Statements

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             March 31, 2000        December 31,
ASSETS                                                                                        (Unaudited)              1999
                                                                                             -------------         -------------
Cash and due from banks                                                                      $   4,323,165         $   5,739,252
Interest bearing deposits with other banks                                                         124,237               217,115
Federal funds sold                                                                                 910,000             3,842,157

Securities available for sale                                                                   34,472,296            28,536,246
Securities held to maturity                                                                              0             5,799,963

Loans                                                                                          190,054,729           169,105,872
Allowance for loan losses                                                                       (1,978,428)           (1,849,290)
                                                                                             -------------         -------------
Net Loans                                                                                      188,076,301           167,256,582
Premises and equipment, net                                                                      4,876,513             3,877,419
Cash surrender value on life insurance                                                           2,173,373             2,145,294
Accrued interest                                                                                 2,076,932             1,741,986
Intangibles, net                                                                                 2,197,949             2,227,386
Other assets                                                                                     1,591,675             1,931,141
                                                                                             -------------         -------------
         TOTAL ASSETS                                                                        $ 240,822,441         $ 223,314,541
                                                                                             =============         =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing                                                                   $  10,506,063         $  10,363,135
       Interest-bearing                                                                        189,193,835           176,366,521
                                                                                             -------------         -------------
         TOTAL DEPOSITS                                                                        199,699,898           186,729,656

   Securities sold under agreements to repurchase/Federal funds
   purchased                                                                                     5,301,398             6,134,007
   Accrued interest                                                                              1,057,323               815,988
   Long-term debt                                                                               21,714,286            16,964,286
   Other liabilities                                                                               320,111               249,830
                                                                                             -------------         -------------
         TOTAL LIABILITIES                                                                     228,093,016           210,893,767
                                                                                             -------------         -------------

SHAREHOLDERS' EQUITY:
   Common stock ($0.01 par value as of March 31; $5.00 par value as of
       December 31,1999; 20,000,000 shares authorized,                                              27,799             6,945,610
       2,779,910 shares issued at March 31, 2000; 1,389,122 shares issued at
       December 31, 1999)
   Treasury Stock (88,000 shares at cost), split adjusted                                         (428,000)             (428,000)

   Capital surplus                                                                              10,026,554             3,030,196
   Retained earnings                                                                             3,971,150             3,660,364
   Accumulated comprehensive income (loss): unrealized gains (losses)
       on investment securities available for sale, net of tax                                    (868,078)             (787,396)
                                                                                             -------------         -------------

         TOTAL SHAREHOLDERS' EQUITY                                                             12,729,425            12,420,774
                                                                                             -------------         -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 240,822,441         $ 223,314,541
                                                                                             =============         =============

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                                                                         Three Months Ended
                                                                                                               March 31
                                                                                                     -----------------------------
                                                                                                        2000               1999
                                                                                                     -----------       -----------

REVENUE FROM EARNING ASSETS:
   Interest and fees on loans                                                                        $ 4,172,811       $ 3,080,056
   Interest on investment securities:
       Taxable securities                                                                                407,349           248,220
       Nontaxable securities                                                                             120,295           194,716
   Interest on deposit in other banks                                                                      2,637             6,181
   Interest on federal funds sold                                                                         38,825           168,555
                                                                                                     -----------       -----------
         TOTAL REVENUE FROM EARNING ASSETS                                                             4,741,917         3,697,728
                                                                                                     -----------       -----------

INTEREST EXPENSE:
   Interest on deposits                                                                                2,404,828         1,979,869
   Interest on federal funds purchased and
       securities sold under agreements to repurchase                                                    360,996            21,388
   Interest expense - long term debt                                                                      69,235           107,547
                                                                                                     -----------       -----------
         TOTAL INTEREST EXPENSE                                                                        2,835,059         2,108,804
                                                                                                     -----------       -----------

NET INTEREST INCOME:                                                                                   1,906,858         1,588,924
   Provision for loan losses                                                                             300,000           150,000
                                                                                                     -----------       -----------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                    1,606,858         1,438,924

NONINTEREST INCOME:
   Service charges on deposits                                                                           114,075            96,621
   Insurance commissions                                                                                  11,468            11,028
   Other operating income                                                                                119,462           118,535
   Investment securities gains (losses)                                                                   (6,680)                0
                                                                                                     -----------       -----------
         TOTAL NONINTEREST INCOME                                                                        238,325           226,184
                                                                                                     -----------       -----------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                                                        705,977           543,999
   Occupancy expense                                                                                      58,750            83,027
   Furniture and equipment expense                                                                        83,578            76,605
   Other operating expenses                                                                              537,799           547,440
                                                                                                     -----------       -----------
         TOTAL NONINTEREST EXPENSES                                                                    1,386,104         1,251,071
                                                                                                     -----------       -----------

Income before income taxes                                                                               459,079           414,037
Income tax provision                                                                                    (148,294)         (140,000)
                                                                                                     -----------       -----------

 NET INCOME                                                                                          $   310,785       $   274,037
                                                                                                     ===========       ===========

EARNINGS PER COMMON SHARE -BASIC AND DILUTED
   Basic earnings per common share                                                                   $       .12       $       .10
   Basic weighted average shares outstanding, split adjusted                                           2,691,910         2,646,376
   Diluted earnings per common share                                                                 $       .11       $       .10
   Diluted weighted average shares outstanding, split adjusted                                         2,865,423         2,744,289

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                             -------------------------------
                                                                                               2000                  1999
                                                                                             ---------             ---------


 Net Income                                                                                  $ 310,785             $ 274,037
 Other comprehensive, net of tax:
     Unrealized gains on securities: Unrealized holding
     gains (losses) arising during the period                                                 (131,972)             (256,663)
     Less: reclassification adjustments for (gains)
     losses included in net income                                                               6,680                     0
                                                                                             ---------             ---------
              Taxable securities
                                                                                              (125,292)             (256,663)
    Income tax benefit related to items of other
    comprehensive income                                                                        44,610                89,845
                                                                                             ---------             ---------

 Other comprehensive  income (loss)                                                            (80,682)             (166,818)
                                                                                             ---------             ---------
 COMPREHENSIVE INCOME                                                                        $ 230,103             $ 107,219
                                                                                             =========             =========
          TOTAL INTEREST EXPENSE

                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended March 31
                                                                         --------------------------------
                                                                             2000                 1999
                                                                         ------------         ------------
OPERATING ACTIVITIES:
   Net income                                                            $    310,785         $    274,037
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                                  300,000              150,000
   Provision for depreciation, amortization, and accretion                    108,686              118,952
   Realized investment security (losses)                                        6,680                    0
   Increase in accrued interest receivable                                   (334,946)            (217,986)
   Increase in Cash Surrender Value of Life Insurance                         (28,079)              (7,069)
   Increase in accrued interest payable                                       241,335                8,176
   Other                                                                      454,358              396,350
                                                                         ------------         ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,058,819              722,460

INVESTING ACTIVITIES:
   Proceeds from maturity of securities available for sale                          0            3,265,920
   Purchase of securities available for sale, net                            (268,059)         (11,956,872)
   Proceeds from sale of premises and equipment                                     0              154,196
   Net increase in loans to customers                                     (21,119,719)         (11,168,012)
   Capital (expenditures) sales, net                                       (1,078,343)             (85,615)
                                                                         ------------         ------------
         NET CASH USED IN INVESTING ACTIVITIES                            (22,466,121)         (19,790,383)

FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts,
       and savings accounts                                                 5,195,649            2,798,569
   Net increase in certificates of deposit                                  7,774,593              999,141
   Net decrease in short term borrowings                                     (832,609)            (500,877)
   Proceeds from issuance of common stock                                      78,547                    0
   Net increase in FHLB borrowings                                          4,750,000              900,000
                                                                         ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         16,966,180            4,196,833
                                                                         ------------         ------------

Net increase (decrease) in cash and cash equivalents                       (4,441,122)         (14,871,090)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            9,798,524           24,281,295
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  5,357,402         $  9,410,205
                                                                         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                          $  2,593,724         $  2,100,628
       Income taxes                                                                 0                    0


                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2000


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (the "Banks"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements for the Company for the year ended December 31, 1999, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000.

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

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National was a nationally-chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, plus the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's common stock. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's common stock in the private placement were entitled to certain registration rights with respect to such shares and were subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a $3.6 million loan with The Bankers Bank. On March 12, 1999, the Company received approval from the DBF to convert First National into a state-chartered bank under the laws of the State of Georgia. Subsequently, the Company completed the conversion of First National into a state-chartered bank and changed First National's name to Appalachian Community Bank.

NOTE B - INCOME TAXES

         The effective tax rate of approximately 32 percent and 34 percent for the three months ended March 31, 2000 and March 31, 1999 approximates the federal and state statutory rates less an adjustment for the effect of tax exempt securities.

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

         At March 31, 2000, the Company had net unrealized losses of $1,338,225 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $868,078, net of deferred tax liability. The net decrease in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1999 to March 31, 2000 was $80,682.

NOTE D  -  STOCK OPTIONS

         On June 22, 1999 the Company issued 43,000 options on its shares of common stock to staff members at an exercise price of $12.00 per share. These options vest over a period of five years.

NOTE E - SUBSEQUENT EVENTS

         On April 12, 2000 the Board of Directors of the Company authorized a two-for-one share split to be effected in the form of a common stock dividend. We have reflected the effects of this split retroactively as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

         On May 10, 2000 the Board of Directors of the Company voted to change the par value of its common stock from $5.00 per share to $0.01 per share. We have given effect to this change as of March 31, 2000.

         In May, 2000 the Company filed Form SB-2 with the Securities and Exchange Commission for the purpose of offering for sale to the public a minimum of 200,000 shares and a maximum of 400,000 shares of its common stocks at a price of $15.00 per share. The registration statement was declared effective on May 12, 2000 and the Company intends to promptly commence such offering.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or from anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment.

         This discussion is intended to assist in an understanding of the Company's consolidated financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report on Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000.

FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED TO MARCH 31, 2000

LOANS

         Loans comprised the largest single category of the Company's earning assets on March 31, 2000. Loans, net of unearned income and reserve for loan losses, were 78.1% of total assets at March 31, 2000. Total net loans were $188,076,301 at March 31, 2000, representing a 12.4% increase from the December 31, 1999 total of $167,256,582. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold decreased $2,796,070 or 7.3% from December 31, 1999 to March 31, 2000. Investment securities at March 31, 2000 were $34,472,296 compared with $34,336,209 at December 31, 1999, reflecting a 0.4% increase of 136,087. Federal funds sold were $910,000 at March 31, 2000 compared to the December 31, 1999 total of $3,842,157, a 76.3%
decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from the reinvestment of funds in loans and securities.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 5.02 at December 31, 1999 to 4.00 at March 31, 2000. Total nonperforming assets at March 31, 2000 were $494,909 which primarily consisted of a loan to a local medical facility that is no longer in business. The Company is in process of attempting to convert collateral from this loan to cash. Nonperforming assets at December 31, 1999 were $368,000. The ratio of total nonperforming assets to total assets increased from 0.16% to 0.21% and the ratio of nonperforming loans to total loans increased from 0.22% to 0.26% as compared to December 31, 1999.

DEPOSITS

         Total deposits of $199,699,898 at March 31, 2000 increased $12,970,242 or 6.9% over total deposits of $186,729,656 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $142,928 or 1.4% from year-end 1999 to March 31, 2000, and interest-bearing deposits increased $12,827,314 or 7.3% during the same period. Time deposits of $100,000 or more increased
$3,649,343 or 9.5% during the same period.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $5,301,398 at March 31, 2000, a $832,609 decrease from the December 31, 1999 total of $6,134,007. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $308,651 from December 31, 1999 to March 31, 2000, due to net earnings of $310,785 and capital of 78,548 recognized due to the issuance of compensatory stock options offset by an $80,682 decrease as a result of unrealized losses on securities available for sale.

YEAR 2000

         Until recently, many software programs and processing systems, including some of those used by the Banks in their operations, were not designed to accommodate entries beyond the year 1999 in the date fields. Failure to address the anticipated consequences of this design deficiency could have had material adverse effects on the business and operations of any business, including the Banks, that relies on computers and associated technologies.

         The Banks aggressively addressed the challenges that Year 2000 presented to its operations. The transition into Year 2000 went according to plan. We have not experienced any systems failures or material disruptions to critical business activities in connection with the transition to Year 2000, nor are we aware of any third parties with which we have material relationships who have experienced material Year 2000 disruptions or failures. Year 2000 validation, however, has many elements and potential consequences, some of which may not be foreseeable or realized until future periods. Consequently, no assurances can be given that unforeseen failures might not be identified in the future, or that we may not identify information systems, computers or other equipment which may not be Year 2000 compliant.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $82.8 million or 44.0% of the total loan portfolio at March 31, 2000 and investment securities maturing in one year or less equaled $2,020,000 or 5.6% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was $23,800,000 at May 12, 2000. At March 31, 2000, the outstanding balance of Gilmer County Bank's credit line was $14,314,286. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $6,000,000. At March 31, 2000, Appalachian Community Bank's outstanding credit line balance was $3,800,000.

CAPITAL RESOURCES

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided from the proceeds from Gilmer County Bank's initial stock offering in 1994, through draws by Gilmer County Bank on the credit line with the Federal Home Loan Bank, through draws on a former line of credit with Hardwick Bank and Trust Company (described below), through a $3.6 million loan from The Bankers Bank, from the proceeds of the $2.65 private placement of the Company's common stock in November 1998, and through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to pay off its former line of credit with Hardwick Bank & Trust Company. At March 31, 2000, the balance on the Term Loan was $3.6 million. This loan was refinanced subsequent to the end of the fiscal year. See "Other Information." Interest on the outstanding amounts under the Term Loan was payable quarterly, commencing January 1, 1999, at the prime rate (as defined in the Promissory Note) less 3/4 of a percentage point. The Company began making interest payments on January 1, 1999. Principal was due in seven equal annual installments, each in the amount of $450,000, plus accrued and unpaid interest, beginning on November 30, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, was due and payable in a final installment on November 30, 2008. The Term Loan contained certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $11.4 million at March 31, 2000. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total Capital and was $13.4 million at March 31, 2000. The Company's percentage ratios as calculated under regulatory guidelines were 5.94% and 6.97% for Tier 1 and Total Capital, respectively, at March 31, 2000. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at March 31, 2000 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of Appalachian Community Bank. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. (A SB-2 registration statement has been filed with the SEC for the purpose of selling up to 400,000 shares of the Company's common stock See " Other Information.") There can be no assurances, however, that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At March 31, 2000, the Company's leverage ratio was 4.99% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At March 31, 2000 the capital ratio as calculated under the DBF standard for Gilmer County Bank was 6.84%. At March 31, 2000 the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 10.03%.

         In April 2000, the Gilmer County Bank paid a $700,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000

SUMMARY

         Net earnings for the three months ended March 31, 2000 were $310,785 compared to net earnings of $274,037 for the same period in 1999. This represents a 13.4% increase in net earnings. Net interest income increased $317,934 (20.0%) during the first three months of 2000 as compared to the same period in 1999; noninterest expenses increased $135,033 (10.8%) during same period, while noninterest income increased by $12,141 (5.37%). Total interest expense increased $726,255 (34.4%) during the first three months of 2000 as compared to the same period in 1999.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2000 increased $1,044,189 (28.2%) as compared to the same period in 1999. This increase is attributable to the continued strong loan demand. Interest expense for the three months ended March 31, 2000 increased $726,255 (34.4%) compared to the same period of 1999. This increase was primarily due to an increase of $424,959 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank and The Bankers Bank.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $300,000 for the three months ended March 31, 2000, compared to $150,000 for the same period of 1999. Charge-offs exceeded recoveries by $171,000 for the three months ended March 31, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.0 percent at March 31, 2000 compared to 1.1 percent at year-end 1999.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 2000 was $238,325 compared to $226,184 for the same period of 1999. This increase was primarily due to an increase in service charges on deposit accounts of $17,454 in the first three months of 2000 as compared to the same period of 1999, and increases in other operating income of $927. Significant components of noninterest income changed as follows: Service charges on deposits increased $17,454 (18.1%), insurance commissions increased $440 (4.0%), and other operating income increased $927.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended March 31, 2000 were $1,386,104, reflecting a 10.8% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased to $705,977 for the three months ended March 31, 2000, 29.8% higher than in the same period of 1999. Occupancy costs decreased $24,277, and furniture and equipment expenses increased by $6,973. Other operating expenses decreased by 1.8% to $537,799.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $148,294 for the three months ended March 31, 2000 increased $8,294 compared to the same period of 1999 due to increased profit levels.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Gilmer County Bank has received approval from the Georgia Department of Banking and the FDIC to construct a branch bank to be located in East Ellijay, GA. The construction of the new facility is expected to be completed by May 31, 2000.

         Appalachian Community Bank has made application to the Georgia Department of Banking and Finance and the FDIC to construct a branch bank to be located in Blue Ridge, GA. The approval of the applications is pending.

         Subsequent to March 31, 2000, we entered into a Loan and Stock Pledge Agreement with Crescent Bank and Trust Company pursuant to which the Company borrowed $4.6 million. The proceeds of this loan were being used in part to repay the Term Loan of $3.6 million described above under "Capital Resources." The remainder of the proceeds from this new loan was used to partially fund the $1,827,205 redemption of 82,500 shares of common stock as to which the Company had redemption rights. The new loan bears interest at a rate equal to the prime rate as published in the Wall Street Journal, less 25 basis points.

         Subsequent to December 31, 1999, we received a written report from the FDIC's first examination of Appalachian Community Bank since its acquisition by the Company. The FDIC indicated that it feels it is necessary to continue Appalachian Community Bank's status of being considered in a "troubled condition" as a result of certain destabilizing factors affecting the Bank's operating performance, including unsatisfactory earnings and declining capital. The FDIC and the Board of Directors of Appalachian Community Bank entered into a Memorandum of Understanding under which Appalachian Community Bank agreed to implement a program of corrective action to remedy the weaknesses identified by the FDIC.

         On April 12, 2000 the Board of Directors of the Company authorized a two-for-one share split of its Common Stock to be effected in the form of a common stock dividend. The share split will be completed by distributing one additional share of stock for each share held on the record date. The dividend will be payable on or about May 15, 2000 to shareholders of record as of the close of business on April 12, 2000. The number of shares outstanding after the split will be 2,526,910. The amounts pertaining to share data in this 10Q reflect this two-for-one split.

         On May 10, 2000 the Board of Directors of the Company voted to change the par value of its Common Stock from $5.00 per share to $0.01 per share.

         In May, 2000 the Company filed Form SB-2 registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of offering for sale to the public a minimum of 200,000 shares and a maximum of 400,000 shares of its common stocks at a price of $15.00 per share. The officers and directors of the Company will offer and sell the shares without the assistance of an underwriter and for no additional compensation.

         The Registration Statement was declared effective on May 12, 2000 and the Company intends to promptly commence such offering.





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


Dated:   May 15, 2000

                                       APPALACHIAN BANCSHARES, INC.


                                       By:      /s/ Tracy R. Newton
                                          -------------------------------
                                            Tracy R. Newton
                                            President and CEO
                                            (Duly authorized officer)


                                       By:      /s/ Kent W. Sanford
                                          -------------------------------
                                            Kent W. Sanford
                                            Executive Vice President
                                            (Principal financial officer)