Form 10QSB
period 2000-06-30
APPALACHIAN BANCSHARES INC
filed 2000-08-14
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       Class                     Outstanding at August 14, 2000
                       -----                     ------------------------------
          Common Stock, $0.01 par value                    2,829,164

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

                          APPALACHIAN BANCSHARES, INC.
                            JUNE 30, 2000 FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 .........................      1

         Consolidated Statements of Income For the Three Months and Six Months
           Ended June 30, 2000 and 1999 .............................................................      2

         Consolidated Statements of Comprehensive Income For the Three Months
           and Six Months Ended June 30, 2000 and 1999 ..............................................      3

         Consolidated Statement of Cash Flows For the Six Months Ended
           June 30, 2000 and 1999 ...................................................................      4

         Notes to Consolidated Financial Statements .................................................      5


 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation .................................................................      7

PART II. OTHER INFORMATION

 Item 4. Submission of Matters To A Vote of Security Holders.........................................     13

 Item 5. Other Information ..........................................................................     14

 Item 6. Exhibits and Reports on Form 8-K............................................................     14

 Signatures .........................................................................................     15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          June 30, 2000            December 31,
ASSETS                                                                                     (Unaudited)                 1999
                                                                                          -------------           -------------
Cash and due from banks ........................................................          $   4,914,256           $   5,739,252
Interest bearing deposits with other banks .....................................                 51,644                 217,115
Federal funds sold .............................................................              2,895,000               3,842,157

Securities available for sale ..................................................             34,718,065              28,536,246
Securities held to maturity ....................................................                     --               5,799,963

Loans ..........................................................................            210,567,971             169,105,872
Allowance for loan losses ......................................................             (2,133,100)             (1,849,290)
                                                                                          -------------           -------------
Net Loans ......................................................................            208,434,871             167,256,582
Premises and equipment, net ....................................................              6,425,942               3,877,419
Cash surrender value on life insurance .........................................              2,200,612               2,145,294
Accrued interest ...............................................................              2,253,181               1,741,986
Intangibles, net ...............................................................              2,168,512               2,227,386
Other assets ...................................................................              1,498,731               1,931,141
                                                                                          -------------           -------------

       TOTAL ASSETS ............................................................          $ 265,560,814           $ 223,314,541
                                                                                          =============           =============

LIABILITIES AND
   SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
     Noninterest-bearing .......................................................          $  10,715,712           $  10,363,135
     Interest-bearing ..........................................................            196,946,402             176,366,521
                                                                                          -------------           -------------
       TOTAL DEPOSITS ..........................................................            207,662,114             186,729,656

   Securities sold under agreements to repurchase/Federal
     funds purchased ...........................................................              7,767,263               6,134,007
   Accrued interest ............................................................                915,259                 815,988
   Long-term debt ..............................................................             32,892,857              16,964,286
   Other liabilities ...........................................................                821,251                 249,830
                                                                                          -------------           -------------
       TOTAL LIABILITIES .......................................................            250,058,744             210,893,767
                                                                                          -------------           -------------

SHAREHOLDERS' EQUITY:
   Common stock ($0.01 par value as of June 30, 2000; $5.00 par value as of
     December 31, 1999; 20,000,000 shares authorized, 3,075,164 shares issued at
     June 30, 2000; 1,389,122 shares issued at December 31, 1999) ..............                 30,752               6,945,610
   Treasury Stock at cost (253,000 shares at June 30, 2000;
     88,000 shares at December 31, 1999) .......................................             (2,255,205)               (428,000)
   Capital surplus .............................................................             14,234,848               3,030,196
   Retained earnings ...........................................................              4,354,221               3,660,364
   Accumulated comprehensive income (loss): unrealized gains
     on investment securities available for sale, net of tax ...................               (862,546)               (787,396)
                                                                                          -------------           -------------
       TOTAL SHAREHOLDERS' EQUITY ..............................................             15,502,070              12,420,774
                                                                                          -------------           -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................          $ 265,560,814           $ 223,314,541
                                                                                          =============           =============

                 See Notes to Consolidated Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30                             June 30
                                                            ------------------------------      ------------------------------
                                                                2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------

REVENUE FROM EARNING ASSETS:
   Interest and fees on loans .........................     $  4,684,373      $  3,431,600      $  8,857,184      $  6,517,837
   Interest on investment securities:
     Taxable securities ...............................          417,436           336,841           824,785           585,061
     Nontaxable securities ............................          112,345           144,609           232,640           339,325
   Interest on deposit in other banks .................            4,114                --             6,751                --
     Interest on federal funds sold ...................           47,200            62,267            86,025           230,822
                                                            ------------      ------------      ------------      ------------
       TOTAL REVENUE FROM EARNING ASSETS ..............        5,265,468         3,975,317        10,007,385         7,673,045

INTEREST EXPENSE:
   Interest on deposits ...............................        2,616,932         1,917,815         5,021,760         3,897,684
   Interest on federal funds purchased and
     securities sold under agreements to repurchase ...          132,934            23,824           202,169            45,212
   Interest expense - long term debt ..................          463,762           258,554           824,758           366,101
                                                            ------------      ------------      ------------      ------------
       TOTAL INTEREST EXPENSE .........................        3,213,628         2,200,193         6,048,687         4,308,997

NET INTEREST INCOME: ..................................        2,051,840         1,775,124         3,958,698         3,364,048
   Provision for loan losses ..........................          350,000           205,000           650,000           355,000
                                                            ------------      ------------      ------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES ........................................        1,701,840         1,570,124         3,308,698         3,009,048

NONINTEREST INCOME:
   Service charges on deposits ........................          113,263           101,321           227,338           197,942
   Insurance commissions ..............................           14,167            26,598            25,635            37,626
   Other operating income .............................          117,426            57,222           236,888           175,757
   Investment securities gains (losses) ...............               --            10,456            (6,680)           10,456
                                                            ------------      ------------      ------------      ------------
       TOTAL NONINTEREST INCOME .......................          244,856           195,597           483,181           421,781

NONINTEREST EXPENSES:
   Salaries and employee benefits .....................          666,507           600,814         1,372,484         1,144,813
   Occupancy expense ..................................           80,028            80,041           138,778           163,068
   Furniture and equipment expense ....................          103,987            95,035           187,565           171,640
   Other operating expenses ...........................          668,102           579,048         1,205,901         1,126,488
                                                            ------------      ------------      ------------      ------------
       TOTAL NONINTEREST EXPENSES .....................        1,518,624         1,354,938         2,904,728         2,606,009

Income before income taxes ............................          428,072           410,783           887,151           824,820
Income tax provision ..................................          (45,000)         (180,603)         (193,294)         (320,603)
                                                            ------------      ------------      ------------      ------------
       NET INCOME
                                                            $    383,072      $    230,180      $    693,857      $    504,217
                                                            ============      ============      ============      ============

 EARNINGS PER COMMON SHARE - BASIC AND DILUTED
    Basic earnings per common share ...................     $       0.14      $       0.09      $       0.25      $       0.19
    Basic weighted average shares outstanding .........        2,731,322         2,646,376         2,753,654         2,646,376
    Diluted earnings per common share .................     $       0.13      $       0.08      $       0.24      $       0.18
    Diluted weighted average shares outstanding .......        2,952,446         2,831,934         2,938,131         2,831,034

                 See Notes to Consolidated Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30                              June 30
                                                            ------------------------------      ------------------------------
                                                                2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------

NET INCOME
   Interest and fees on loans .........................     $    383,072      $    230,180      $    693,857      $    504,217
Other comprehensive, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising
       during the period ..............................            8,644          (337,634)         (123,328)         (594,297)
     Reclassification adjustments for (gains)
       losses included in net income ..................               --           (10,456)            6,680           (10,456)
                                                            ------------      ------------      ------------      ------------
       Net unrealized gains (losses) ..................            8,644          (348,090)         (116,648)         (604,753)
   Income (tax) benefit related to items of other
     comprehensive income .............................           (3,112)          123,377            41,498           213,222
                                                            ------------      ------------      ------------      ------------
Other comprehensive income (loss) .....................            5,532          (224,713)          (75,150)         (391,531)
                                                            ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME ..................................     $    388,604      $      5,467      $    618,707      $    112,686
                                                            ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended June 30
                                                                                          -------------------------------------
                                                                                               2000                    1999
                                                                                          -------------           -------------

OPERATING ACTIVITIES:
   Net income ..................................................................          $     693,857           $     504,217
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses .................................................                650,000                 355,000
     Net depreciation and amortization .........................................                238,508                 242,740
     Realized investment security losses (gains) ...............................                  6,680                 (10,456)
     Deferred tax benefit ......................................................               (106,706)                     --
     Increase in accrued interest receivable ...................................               (511,195)               (292,646)
     Increase in accrued interest payable ......................................                 99,271                 118,201
     Other .....................................................................              1,096,717                 309,783
                                                                                          -------------           -------------
       NET CASH PROVIDED IN OPERATING ACTIVITIES ...............................              2,167,132               1,226,839
                                                                                          -------------           -------------

INVESTING ACTIVITIES:
   Purchase of securities available for sale, net ..............................               (505,184)             (5,297,812)
   Purchase of securities held to maturity, net ................................                     --                (487,994)
   Net increase in loans to customers ..........................................            (41,828,289)            (23,132,157)
   Capital (expenditures) sales, net ...........................................             (2,728,157)                 10,491
                                                                                          -------------           -------------
       NET CASH USED IN INVESTING ACTIVITIES ...................................            (45,061,630)            (28,907,472)
                                                                                          -------------           -------------

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
     and savings accounts ......................................................              4,239,365                 852,834
   Net increase in certificates of deposit .....................................             16,693,093              10,475,328
   Net (decrease) increase in short term borrowings ............................              1,633,256               2,385,741
   Proceeds from issuance of  common stock .....................................              4,289,794                      --
   Purchase of treasury stock ..................................................             (1,827,205)                     --
   Proceeds from long term debt ................................................             15,928,571               2,528,571
                                                                                          -------------           -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................             40,956,874              16,242,474
                                                                                          -------------           -------------

Net decrease in cash and cash equivalents ......................................             (1,937,624)            (11,438,159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................              9,798,524              24,281,295
                                                                                          -------------           -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................          $   7,860,900           $  12,843,136
                                                                                          =============           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest ..................................................................          $   5,949,416           $   4,190,796
     Income taxes ..............................................................                     --                 145,603

                 See Notes to Consolidated Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly First National Bank of Union County) (the "Banks"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 1999, and footnotes thereto included in Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000.

                          APPALACHIAN BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

NOTE B - INCOME TAXES

         The effective tax rates of approximately 22 percent and 39 percent for the six months ended June 30, 2000 and 1999 approximate the federal and state statutory rates less an adjustment for the effect of tax exempt securities. The effective tax rate of approximately 22 percent for the six months ended June 30, 2000 is less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits. The effective tax rate of approximately 39 percent for the comparable period of 1999 approximates the applicable statutory rates.

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

         At June 30, 2000, the Company had net unrealized losses of $1,329,581 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in shareholder's equity of $862,546, net of deferred tax benefit. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1999 to June 30, 2000 was $75,150.

NOTE D - STOCK OPTIONS

         On June 22, 1999 the Company issued 43,000 options on its shares of common stock to staff members at an exercise price of $12.00 per share. These options vest over a period of five years. On June 30, 2000 the Company issued 13,000 options on its shares of common stock to staff members at an exercise price of $15.00 per share. These options also vest over a period of five years.

NOTE E - SEGMENT INFORMATION

         All of the Bank's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) potential adverse effects on the economy and the Banks of the Year 2000 computer problem.

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

FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED TO JUNE 30, 2000

LOANS

         Loans comprised the largest single category of the Company's earning assets on June 30, 2000. Loans, net of unearned income and reserve for loan losses, were 78.49% of total assets at June 30, 2000. Total net loans were $208,434,871 at June 30, 2000, representing a 24.62% increase from the December 31, 1999 total of $167,256,582. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold decreased $565,301 or 1.48 percent from December 31, 1999 to June 30, 2000. Investment securities at June 30, 2000 were $34,718,065 compared with $34,336,209 at December 31, 1999, reflecting a 1.11 percent increase of $381,856. Federal funds sold were $2,895,000 at June 30, 2000 compared to the December 31, 1999 total of $3,842,157, a 24.65 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from reinvesting the funds in loans and securities.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 5.02 to 4.73. Total non-performing assets at June 30, 2000 were $450,518, which consisted of $240,588 secured by real estate, $156,070 in commercial loans, and $53,860 in consumer loans primarily consisting of automobile loans. Nonperforming assets at December 31, 1999 were $368,000. The ratio of total nonperforming assets to total assets remained the same at 0.16% and the ratio of nonperforming loans to total loans decreased from 0.22% to 0.21% as compared to December 31, 1999. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

         Total deposits of $207,662,114 at June 30, 2000 increased $20,932,458 or 11.21% over total deposits of $186,729,656 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $352,577 or 3.40% from year-end 1999 to June 30, 2000, and interest-bearing deposits increased $20,579,881 or 11.67% during the same period. Time deposits of $100,000 or more increased $2,551,063 or 6.66%.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $2,194,781 at June 30, 2000, a $3,939,226 decrease from the December 31, 1999 total of $6,134,007. Federal funds purchased totaled $5,583,585 at June 30, 2000. There were no fed funds purchased at year-end 1999. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $3,081,287 from December 31, 1999 to June 30, 2000. This increase was attributable to net earnings of $693,857, net proceeds from the sale of stock of $4,211,246 and capital of $78,547 recognized due to the issuance of compensatory stock options as reduced by $1,827,205 due to the purchase of treasury stock and additional losses of $75,158 resulting from the decline in market value of securities available for sale.

YEAR 2000

         Until recently, many software programs and processing systems, including some of those used by the Banks in their operations, were not designed to accommodate entries beyond the year 1999 in the date fields. Failure to address the anticipated consequences of this design deficiency could have had material adverse effects on the business and operations of any business, including the Banks that relies on computers and associated technologies.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $78.6 million or 37.3% of the total loan portfolio at June 30, 2000, and investment securities maturing in one year or less equaled approximately $2,133,000 or 6.14% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was approximately $25,950,000 as of June 30, 2000. At June 30, 2000, the outstanding balance of Gilmer County Bank's credit line was $17,892,857.13. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $11,000,000. At June 30, 2000, Appalachian Community Bank's outstanding credit line balance was $8,300,000.

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

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 million of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to pay off its former line of credit with Hardwick Bank & Trust Company. On April 3, 2000 the Company paid off the term loan with Bankers Bank and obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. At June 30, 2000, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2000, at the prime rate (as defined in the Promissory Note) less 1/2 of a percentage point. The Company began making interest payments on July 1, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2002. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $14.2 million at June 30, 2000. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $16.2 million at June 30, 2000. The Company's percentage ratios as calculated under regulatory guidelines were 6.57% and 7.49% for Tier 1 and Total Capital, respectively, at June 30, 2000. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at June 30, 2000 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of First National. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. There can be no assurances, however, that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At June 30, 2000, the Company's leverage ratio was 5.80% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At June 30, 2000, the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.13%. At June 30, 2000, the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 11.56%.

         In April 2000, the Banks' paid a $700,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000

SUMMARY

         Net earnings for the six months ended June 30, 2000 were $693,857 compared to net earnings of $504,217 for the same period in 1999. This 37.61% increase in net earnings is partially attributable to a significant increase in total revenue from earning assets. Net interest income increased $594,650 (17.68%) during the first six months of 2000 as compared to the same period in 1999; non-interest expenses increased $298,719 (11.46%) during same period, while noninterest income increased by $61,400 (14.56%). Total interest expense increased $1,739,690 (40.37%) during the first six months of 2000 as compared to the same period in 1999.

         Net earnings for the quarter ended June 30, 2000, were $383,072 compared to net earnings of $230,180 for the second quarter of 1999. This represents a 66.42% increase as compared to the same period in 1999. This increase is primarily attributable to a significant increase in total revenue from earning assets. Total interest expense increased by $1,013,435 as compared to the same period in 1999. Net interest income increased $276,716 during the three months ended June 30, 2000 as compared to the same period in 1999; non-interest expenses increased $163,686 during the same period, while noninterest income increased by $49,259. The amounts for the three months ended June 30,1999, reflects amounts for both Gilmer County Bank and Appalachian Community Bank combined.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2000, increased $594,650 (17.68%) from the same period in 1999. This increase is attributable to the continued increase in the demand for loans. Interest expense for the six months ended June 30, 2000, increased $1,739,690 or (40.37%) compared to the same period of 1999. This increase was primarily due to an increase of $1,124,076 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank, The Bankers Bank and Crescent Bank.

         Net interest income increased $276,716 or 15.59% during the quarter ended June 30, 2000, as compared to the same period in 1999. An increase of $1,290,151 or 32.45% in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $650,000 for the six months ended June 30, 2000 compared to $355,000 for the same period of 1999. Charge-offs exceeded recoveries by $366,190 for the six months ended June 30, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.01 percent at June 30, 2000 compared to 1.09 percent at year-end 1999.

         The provision for loan losses was $350,000 for the three months ended June 30, 2000 compared to $205,000 for the same period in 1999.

NONINTEREST INCOME

         Noninterest income for the six months ended June 30, 2000, was $483,181 compared to $421,781 for the same period of 1999. This increase was primarily due to an increase in service charges on deposit accounts of $29,396 in the first six months of 2000 as compared to the same period of 1999, and increases in other operating income of $61,131. Significant components of noninterest income changed as follows: Service charges on deposits increased $29,396 (14.85%), insurance commissions decreased $11,991 (31.87%), and other operating income increased $61,131 (34.78%).

         Non-interest income increased by $49,259 or 25.18% in the second quarter of 2000 as compared to the same period in 1999. Service charges on deposits increased by $11,942 or 11.79%. These increases are attributable to the continued growth of the Banks.

NONINTEREST EXPENSES

         Noninterest expenses for the six months ended June 30, 2000 were $2,904,728, reflecting a 11.46% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,372,484 for the six months ended June 30, 2000, 19.89% higher than in the same period of 1999. These increases are attributable to the continued growth of the Banks. Occupancy costs decreased $24,290 (14.90%), and furniture and equipment expenses increased by $15,925. Other operating expenses rose by 7.05% to $1,205,901.

         Non-interest expenses increased by $163,686 for the quarter ended June 30, 2000 as compared to the same period in 1999. The primary components of noninterest expense are salaries and employee benefits, which increased by $65,693 for the three months ended June 30, 2000, 10.93% higher than the same period of 1999. Occupancy costs decreased by $13 and other operating expenses increased by $89,054 for the second quarter of 2000 as compared with the same period in 1999. These increases are attributable to the continued growth of the Banks.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes of $193,294 for the six months ended June 30, 2000 decreased $127,309 compared to the same period of 1999 due to the effects of tax exempt income and general business credits.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the shareholders of the Company was held on May 23, 2000 for the purpose of electing the Board of Directors of the Company and ratification of the appointment of the Company's independent auditors. The appointment of Schauer, Taylor, Cox and Vise, P.C. as the Company's independent auditors was ratified with 1,828,490 votes for and 0 votes against. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting were elected to constitute the entire Board of Directors of the Company for a term of one year.

               Directors Elected at Annual Meeting of Shareholders

                                        FOR                VOTE WITHHELD
                                    ---------              -------------
Alan S. Dover                       1,828,490                    0
Charles A. Edmondson                1,828,490                    0
Roger E. Futch                      1,828,490                    0
Joseph C. Hensley                   1,827,990                  500
Frank E. Jones                      1,828,490                    0
J. Ronald Knight                    1,828,490                    0
Tracy R. Newton                     1,828,490                    0
P. Joe Sisson                       1,828,490                    0
Kenneth D. Warren                   1,828,490                    0
Kent W. Sanford                     1,828,490                    0

ITEM 5. OTHER INFORMATION

         On April 12, 2000 the Board of Directors of the Company authorized a two-for-one share split to be effected in the form of a common stock dividend. We have reflected the effects of this split retroactively for the six months ended June 30, 2000 and 1999; and for the three months ended June 30, 2000 and 1999.

On May 10, 2000 the Board of Directors of the Company voted to change the par value of its common stock from $5.00 per share to $0.01 per share. We have given effect to this change in the numbers presented.

In May, 2000 the Company filed Form SB-2 with the Securities and Exchange Commission for the purpose of offering for sale to the public a minimum of 200,000 shares and a maximum of 400,000 shares of its common stock at a price of $15.00 per share. The registration statement was declared effective on May 12, 2000 and the Company promptly commenced with the sale of the offering. As of June 30, 2000, the Company had sold 295,254 shares of common stock in this offering.

On April 3, 2000 the Company purchased 82,500 shares of its common stock issued in a previous private placement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11       Computation of Net Income Per Share

                  27       Financial Data Schedule (for SEC use only)

         (b)      Form 8-K

                  During the quarter ended June 30, 2000, no reports were filed for Appalachian Bancshares, Inc. on Form 8-K

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 11, 2000

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