Form 10QSB
period 2000-09-30
APPALACHIAN BANCSHARES INC
filed 2000-11-14
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2000

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act for the transition period from         to
                                                     -------    -------

                        Commission file number: 000-21383


                          APPALACHIAN BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


                 Georgia                                  58-2242407
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                      Outstanding at November 14, 2000
                 -----                      --------------------------------
   Common Stock, $0.01 par value                          2,857,248


Transitional Small Business Disclosure Format:        Yes [ ]   No [ X ]

                          APPALACHIAN BANCSHARES, INC.

                         September 30, 2000 Form 10-QSB


                                TABLE OF CONTENTS


                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 2000 and
                December 31, 1999 ............................................        1

         Consolidated Statements of Income for the Three and Nine Months
                Ended September 30, 2000 and 1999 ............................        2

         Consolidated Statements of Comprehensive Income for the Three and
                Nine Months Ended September 30, 2000 and 1999 ................        3

         Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2000 and 1999 .....................        4

         Notes to Consolidated Financial Statements ..........................        5


 Item 2. Management's Discussion and Analysis or Plan of Operation ...........        6


PART II. OTHER INFORMATION

 Item 5. Other Information ...................................................       13

 Item 6. Exhibits and Reports on Form 8-K ....................................       13

Signatures ...................................................................       15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2000       December 31,
ASSETS                                                                         (Unaudited)              1999
                                                                            -----------------      -------------
Cash and due from banks                                                      $   4,824,334         $   5,739,252
Interest bearing deposits with other banks                                          67,823               217,115
Federal funds sold                                                               5,493,000             3,842,157

Securities available for sale                                                   34,902,851            28,536,246
Securities held to maturity                                                              0             5,799,963

Loans                                                                          219,628,056           169,105,872
Allowance for loan losses                                                       (2,225,670)           (1,849,290)
                                                                             -------------         -------------
Net Loans                                                                      217,402,386           167,256,582
Premises and equipment, net                                                      6,474,889             3,877,419
Cash surrender value on life insurance                                           2,228,063             2,145,294
Accrued interest                                                                 2,357,520             1,741,986
Intangibles, net                                                                 2,139,075             2,227,386
Other assets                                                                     1,767,764             1,931,141
                                                                             -------------         -------------
         TOTAL ASSETS                                                        $ 277,657,705         $ 223,314,541
                                                                             =============         =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                                    $  11,710,245         $  10,363,135
      Interest-bearing                                                         206,816,798           176,366,521
                                                                             -------------         -------------
         TOTAL DEPOSITS                                                        218,527,043           186,729,656

   Securities sold under agreements to repurchase/Federal funds
   purchased                                                                     7,427,802             6,134,007
    Accrued interest                                                             1,158,981               815,988
    Long-term debt                                                              33,142,857            16,964,286
    Other liabilities                                                              526,899               249,830
                                                                             -------------         -------------
       TOTAL LIABILITIES                                                       260,783,582           210,893,767
                                                                             -------------         -------------

SHAREHOLDERS' EQUITY:
   Common stock ($0.01 par value as of September 30, 2000;$5.00 par                 31,074             6,945,610
      value as of December 31, 1999; 20,000,000 shares authorized,
      3,107,407 shares issued at September 30, 2000;
      1,389,122 shares issued at December 31, 1999)
     Treasury Stock at cost (253,000 shares at September 30, 2000;              (2,255,205)             (428,000)
                  88,000 shares at December 31, 1999)
   Capital surplus                                                              14,727,078             3,030,196
   Retained earnings                                                             4,937,821             3,660,364
   Accumulated comprehensive income (loss): unrealized gains (losses)
       on investment securities available for sale, net of tax                    (566,645)             (787,396)
                                                                             -------------         -------------

         TOTAL SHAREHOLDERS' EQUITY                                             16,874,123            12,420,774
                                                                             -------------         -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 277,657,705         $ 223,314,541
                                                                             =============         =============


                                        1
                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30                         September  30
                                                          -----------------------------       -------------------------------
                                                              2000              1999               2000               1999
                                                          -----------       -----------       ------------       ------------

REVENUE FROM EARNING ASSETS:
  Interest and fees on loans                              $ 5,491,907       $ 3,582,238       $ 14,349,091       $ 10,090,189
  Interest on investment securities:
       Taxable securities                                     441,699           432,308          1,266,484          1,017,369
      Nontaxable securities                                    99,684            59,239            332,324            398,564
  Interest on deposit in other banks                            1,180             3,399              7,931             13,285
  Interest on federal funds sold                               52,203            85,832            138,228            316,654
                                                          -----------       -----------       ------------       ------------
          TOTAL REVENUE FROM EARNING ASSETS                 6,086,673         4,163,016         16,094,058         11,836,061
                                                          -----------       -----------       ------------       ------------

INTEREST EXPENSE:
  Interest on deposits                                      2,963,464         2,091,422          7,985,224          5,989,106
  Interest on federal funds purchased and securities
      sold under agreements to repurchase                     119,584            49,471            321,753             94,683
  Interest expense - long term debt                           605,748           205,164          1,430,506            571,265
                                                          -----------       -----------       ------------       ------------
           TOTAL INTEREST EXPENSE                           3,688,796         2,346,057          9,737,483          6,655,054
                                                          -----------       -----------       ------------       ------------

NET INTEREST INCOME:                                        2,397,877         1,816,959          6,356,575          5,181,007
  Provision for loan losses                                   160,000           285,000            810,000            640,000
                                                          -----------       -----------       ------------       ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,237,877         1,531,959          5,546,575          4,541,007

NONINTEREST INCOME:
  Service charges on deposits                                 133,771           106,285            361,109            304,227
  Insurance commissions                                        14,673             9,682             40,308             47,308
  Other operating income                                      219,859           115,011            456,747            290,768
  Investment securities gains (losses)                            513            (2,400)            (6,167)             8,056
                                                          -----------       -----------       ------------       ------------
          TOTAL NONINTEREST INCOME                            368,816           228,578            851,997            650,359
                                                          -----------       -----------       ------------       ------------


NONINTEREST EXPENSES:
  Salaries and employee benefits                              856,555           604,836          2,229,039          1,749,649
  Occupancy expense                                           100,000            78,177            238,778            241,245
  Furniture and equipment expense                             146,437            81,803            334,002            253,443
  Other operating expenses                                    702,398           565,608          1,908,299          1,692,096
                                                          -----------       -----------       ------------       ------------
          TOTAL NONINTEREST EXPENSES                        1,805,390         1,330,424          4,710,118          3,936,433
                                                          -----------       -----------       ------------       ------------

Income before income taxes                                    801,303           430,113          1,688,454          1,254,933
Income tax provision                                         (217,704)          (83,000)          (410,998)          (403,603)
                                                          -----------       -----------       ------------       ------------
 NET INCOME                                               $   583,599       $   347,113       $  1,277,456       $    851,330
                                                          ===========       ===========       ============       ============

EARNINGS PER COMMON SHARE -BASIC AND DILUTED
   Basic earnings per common share                        $       .21       $       .13       $        .47       $        .32
   Basic weighted average shares outstanding                2,831,071         2,647,248          2,721,195          2,646,670
   Diluted earnings per common share                      $       .19       $       .12       $        .44       $        .30
   Diluted weighted average shares outstanding              3,082,015         2,851,632          2,924,217          2,838,050


                                        2
                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                     September  30                     September 30
                                                              -------------------------       -----------------------------
                                                                 2000            1999             2000              1999
                                                              ---------       ---------       -----------       -----------


Net Income Interest and fees on loans                         $ 583,599       $ 347,113       $ 1,277,456       $   851,329
Other comprehensive, net of tax:
  Unrealized gains on securities: Unrealized holding
   gains (losses) arising during the period
   Interest on investment securities:                           457,002        (415,426)          333,674        (1,009,723)
   Less: reclassification adjustments for (gains) losses
   included in net income Taxable securities                       (513)          2,400             6,167            (8,056)
                                                              ---------       ---------       -----------       -----------
                                                                456,489        (413,026)          339,841        (1,017,779)
   Income tax benefit related to items of other
   comprehensive income                                        (160,588)        143,205          (119,090)          356,427
                                                              ---------       ---------       -----------       -----------

Other comprehensive  income (loss)                              295,901        (269,821)          220,751          (661,352)
                                                              ---------       ---------       -----------       -----------
COMPREHENSIVE INCOME TOTAL INTEREST EXPENSE                   $ 879,500       $  77,292       $ 1,498,207       $   189,977
                                                              =========       =========       ===========       ===========


                                        3
                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                   Nine Months Ended Sept. 30
                                                                -------------------------------
                                                                     2000               1999
                                                                ------------       ------------
OPERATING ACTIVITIES:
  Net income                                                    $  1,277,456       $    851,329
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Provision for loan losses                                          810,000            640,000
  Depreciation and amortization                                      415,594            322,075
  Deferred tax benefit                                              (133,412)                 0
  Realized investment security (gains) losses                          6,167             (8,056)
  Increase in accrued interest receivable                           (615,534)          (297,761)
  Increase in accrued interest payable                               342,993            210,733
  Other                                                              372,000            443,744
                                                                ------------       ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,475,264          2,162,064

INVESTING ACTIVITIES:
  Net increase in securities available for sale                     (232,968)        (6,884,207)
  Net decrease (increase) in securities held to maturity                   0            417,544
  Net increase in loans to customers                             (50,955,804)       (30,307,934)
  Capital expenditures, net                                       (2,924,753)           (68,118)
                                                                ------------       ------------
       NET CASH USED IN INVESTING ACTIVITIES                     (54,113,525)       (36,842,715)

FINANCING ACTIVITIES:
  Net increase(decrease) in demand deposits, NOW accounts,
    and savings accounts                                           8,291,506           (554,044)
  Net increase in certificates of deposit                         23,505,881         16,582,064
  Net (decrease) increase in short term borrowing                  1,293,795         (1,479,746)
  Proceeds from issuance of  common stock                          4,782,346            200,720
  Purchase of treasury stock                                      (1,827,205)                 0
  Proceeds from long term debt                                    16,178,571          2,328,571
                                                                ------------       ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                  52,224,894         17,077,565
                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                 586,633        (17,603,086)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   9,798,524         24,281,295
                                                                ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 10,385,157       $  6,678,209
                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                   $  9,394,490       $  6,444,321
     Income taxes                                                    295,125            270,603

                                        4
                        See Notes to Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2000


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly First National Bank of Union County) (the "Banks"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements for the Company for the year ended December 31, 1999, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000.

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

NOTE B - INCOME TAXES

         The effective tax rates of approximately 24 percent and 32 percent for the nine months ended September 30, 2000 and 1999 approximates the federal and state statutory rates less adjustments for the effects of tax exempt securities and general business credits.

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

         At September 30, 2000, the Company had net unrealized losses of $873,092 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $566,645, net of deferred tax liability. There were no trading of securities. The net increase in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 1999 to September 30, 2000 was $220,751.

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



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment, and (vi) potential adverse effects on the economy in general and the Banks of the Year 2000 computer problem.

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

FINANCIAL CONDITION

SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

LOANS

         Loans comprised the largest single category of the Company's earning assets on September 30, 2000. Loans, net of unearned income and reserve for loan losses, were 78.3% of total assets at September 30, 2000. Total net loans were $217,402,386 at September 30, 2000, representing a 30.0% increase from the December 31, 1999 total of $167,256,582. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $2,217,485 or
5.8 percent from December 31, 1999 to September 30, 2000. Investment securities at September 30, 2000 were $34,902,851 compared with $34,336,209 at December 31, 1999, reflecting a 1.7 percent increase of 566,642. Federal funds sold were $5,493,000 at September 30, 2000 compared to the December 31, 1999 total of $3,842,157, a 43.0 percent increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 5.02 at December 31, 1999 to 4.54 at September 30, 2000. Total nonperforming assets at September 30, 2000 were $490,000, which consisted of $227,000 secured by real estate, $101,000 in commercial loans, and $162,000 in installment loans. Nonperforming assets at December 31, 1999 were $368,000. The ratio of total nonperforming assets to total assets increased from
0.16 to 0.18 and the ratio of nonperforming loans to total loans increased from 0.22% to 0.23% as compared to December 31, 1999. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

         Total deposits of $218,527,043 at September 30, 2000 increased $31,797,387 or 17.0% over total deposits of $186,729,656 at year-end 1999.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $1,347,110 or 13.0% from year-end 1999 to September 30, 2000, and interest-bearing deposits increased $30,450,277 or 17.3% during the same period. Time deposits of $100,000 or more increased $2,914,838 or 7.6%.




SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $2,745,323 at September 30, 2000, a $3,388,684 decrease from the December 31, 1999 total of $6,134,007. Federal funds purchased totaled $4,682,479 at September 30, 2000. There were no federal funds purchased at December 31, 1999. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $4,453,349 from December 31, 1999 to September 30, 2000, due to net earnings of $1,277,456, net proceeds from the sale of stock of $4,703,800 and capital of $78,547 recognized due to the issuance of compensatory stock options as reduced by $1,827,205 due to purchase of treasury stock and additional losses of $220,751 resulting from the decline in market value of securities available for sale.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $104.2 million or 47.5% of the total loan portfolio at September 30, 2000 and investment securities maturing in one year or less equaled $1,437,000 or 4.1% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was approximately $25,950,000 as of September 30, 2000. At September 30, 2000, the outstanding balance of Gilmer County Bank's credit line was $20,342,857. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $11,000,000. At September 30, 2000, Appalachian Community Bank's outstanding credit line balance was $8,200,000.

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

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 million of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used $150,000 of the proceeds of the Term Loan to pay off its former line of credit with Hardwick Bank & Trust Company. On April 3, 2000 the Company paid off the term loan with Bankers Bank and obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. At September 30, 2000, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2000, at the prime rate (as defined in the Promissory Note) less 1/2 of a percentage point. The Company began making interest payments on July 1, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2002. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $15.3 million at September 30, 2000. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total Capital and was $17.5 million at September 30, 2000. The Company's percentage ratios as calculated under regulatory guidelines were 6.97% and 7.98% for Tier 1 and Total Capital, respectively, at September 30, 2000. The Company's Tier 1 Capital exceeded the minimum ratio of 4% whereas the Company's Total Capital was under the minimum ratio of 8%.

         The Company's failure to meet the minimum Total Capital ratio at September 30, 2000 was primarily attributable to the amount of goodwill resulting from the Company's acquisition of Appalachian Community Bank. Over future periods the effects of the goodwill on the Company's Total Capital ratio will decrease as the goodwill is amortized on a straight-line basis over a period of twenty years. Additionally, management intends to closely monitor the asset mix of the Banks and to take such additional steps as are necessary in order to avoid a future failure to meet the applicable capital ratios. These additional steps may include limiting the payment of dividends by the Company and raising additional capital. There can be no assurances, however, that such steps will be successful or that the Company will be able to meet its minimum capital ratios. The failure of the Company to meet its minimum capital ratios could result in, among other things, increased scrutiny from applicable regulatory authorities, a reduction in the permissible activities of the Company or a default under the Company's credit facilities. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At September 30, 2000, the Company's leverage ratio was 5.71% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At September 30, 2000 the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.38%. At September 30, 2000 the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 11.64%.

         In April 2000, the Banks' paid a $700,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.


RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000

SUMMARY

         Net earnings for the nine months ended September 30, 2000 were $1,277,456 compared to net earnings of $851,330 for the same period in 1999. This represents a 50.1% increase in net earnings. Net interest income increased $1,175,568 (22.7%) during the first nine months of 2000 as compared to the same period in 1999; noninterest expenses increased $773,685 (19.7%) during same period, while noninterest income increased by $201,638 (31.0%). Total interest expense increased $3,082,429 (46.3%) during the first nine months of 2000 as compared to the same period in 1999.

         Net earnings for the quarter ended September 30, 2000 were $583,599 compared to net earnings of $347,113 for the third quarter of 1999. This represents a 68.1% increase as compared to the same period in 1999. Total interest expense increased by $1,342,739 as compared to the same period in 1999. Net interest income increased $580,918 during the three months ended September 30, 2000 as compared to the same period in 1999; noninterest expenses increased $474,966 during the same period, while noninterest income increased by $140,238. The amounts for the three months ended September 30, 2000 reflects amounts for both Gilmer County Bank and Appalachian Community Bank combined.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2000 increased $1,175,568 (22.7%) from the same period in 1999. This increase is attributable primarily to the growth in loans resulting in increased interest and fees on loans. Interest expense for the nine months ended September 30, 2000 increased $3,082,429 or (46.3%) compared to the same period of 1999. This increase was primarily due to an increase of $1,996,118 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank and Crescent Bank.

         Net interest income increased $580,918 or 32.0% during the quarter ended September 30, 2000 as compared to the same period in 1999. An increase of $1,923,657 or 46.2% in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $810,000 for the nine months ended September 30, 2000 compared to $640,000 for the same period of 1999. Charge-offs exceeded recoveries by $433,000 for the nine months ended September 30, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.02 percent at September 30, 2000 compared to 1.09 percent at year-end 1999. The increase in the loan loss reserve is due to continued loan growth.

         The provision for loan losses was $160,000 for the three months ended September 30, 2000 compared to $285,000 for the same period in 1999.


NONINTEREST INCOME

         Noninterest income for the nine months ended September 30, 2000 was $851,997 compared to $650,359 for the same period of 1999. This increase was primarily due to an increase in service charges on deposit accounts of $56,882 in the first nine months of 2000 as compared to the same period of 1999, and increases in other operating income of $165,979. Significant components of noninterest income changed as follows: Service charges on deposits increased $56,882 (18.7%) and other operating income increased $165,979 (57.1%). Earnings on cash surrender value of life insurance policies provided $65,701 of the increase to other operating income and visa/mastercard income provided $50,521.

         Noninterest income increased by $140,238 or 61.4% in the third quarter of 2000 as compared to the same period in 1999. Service charges on deposits increased by $27,486 or 25.9%. Other operating income increased $104,848 or 91.2%. These increases are primarily attributable to fee income on visa/mastercard and cash surrender value on life insurance.

NONINTEREST EXPENSES

         Noninterest expenses for the nine months ended September 30, 2000 were $4,710,118, reflecting a 19.7% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased to $2,229,039 for the nine months ended September 30, 2000, 27.4% higher than in the same period of 1999. Occupancy costs decreased $2,467, and furniture and equipment expenses increased by $80,559. Other operating expenses rose by 12.8% to $1,908,299.

         Noninterest expenses increased by $474,966 for the quarter ended September 30, 2000 as compared to the same period in 1999. The primary components of noninterest expense are salaries and employee benefits, which increased by $251,719 for the three months ended September 30, 2000, 41.6% higher than the same period of 1999. Occupancy costs increased by $21,823 and other operating expenses increased by $136,790 for the third quarter of 2000 as compared with the same period in 1999.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $410,998 for the nine months ended September 30, 2000 increased $7,395 compared to the same period of 1999 due to increased profit levels.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION


         On April 12, 2000 the Board of Directors of the Company authorized a two-for-one share split to be effected in the form of a common stock dividend. We have reflected the effects of this split retroactively for the nine months ended September 30, 1999; and for the three months ended September 30, 1999.

On May 10, 2000 the Board of Directors of the Company voted to change the par value of its common stock from $5.00 per share to $0.01 per share. We have given effect to this change in the numbers presented.

In May, 2000 the Company filed Form SB-2 with the Securities and Exchange Commission for the purpose of offering for sale to the public a minimum of 200,000 shares and a maximum of 400,000 shares of its common stock at a price of $15.00 per share. The registration statement was declared effective on May 12, 2000 and the Company promptly commenced with the sale of the offering. As of September 30, 2000, the Company had sold 306,612 shares of common stock in this offering. This offering was closed in July 2000.

On April 3, 2000 the Company purchased 82,500 shares of its common stock issued in a previous private placement.

Appalachian Information Management, Inc., a corporation formed in January 2000, is operating as a wholly owned subsidiary of Gilmer County Bank. Appalachian Information Management, Inc. performs data processing services for Gilmer County Bank, Appalachian Community Bank, and plans to provide service to other financial institutions.








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


Dated:   November 13, 2000

                                            APPALACHIAN BANCSHARES, INC.


                                       By:      /s/ Tracy R. Newton
                                            ------------------------------
                                            Tracy R. Newton
                                            President and CEO
                                            (Duly authorized officer)


                                       By:      /s/ Kent W. Sanford
                                            ------------------------------
                                            Kent W. Sanford
                                            Executive Vice President
                                            (Principal financial officer)