Form 10KSB
period 2000-12-31
APPALACHIAN BANCSHARES INC
filed 2001-04-02
CIK 1019883

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NO. 000-21383

                          APPALACHIAN BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)

          GEORGIA                                  58-2242407
  ---------------------               -----------------------------------
 (State of Incorporation)           (I.R.S. Employer Identification Number)


      829 INDUSTRIAL BOULEVARD
          ELLIJAY, GEORGIA                                 30540
---------------------------------                   -----------------
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

                     Common Stock, $0.01 par value per share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         The issuer's revenues for its most recent fiscal year were $23,128,888.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 26, 2001 was $31,444,740, based on a per share price of $15.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At March 26, 2001, there were 2,857,2488 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):   Yes [ ]
No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                          APPALACHIAN BANCSHARES, INC.

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS



    ITEM NUMBER                                                                                          PAGE OR
   IN FORM 10-KSB                                      DESCRIPTION                                       LOCATION
   --------------                                      -----------                                       --------


      Item 1.             Business...............................................................           1

      Item 2.             Properties.............................................................           22

      Item 3.             Legal Proceedings......................................................           23

      Item 4.             Submission of Matters to a Vote of Security Holders....................           23

      Item 5.             Market for the Registrant's Common Equity and Related Shareholder
                          Matters................................................................           24

      Item 6.             Management's Discussion and Analysis of Financial
                          Condition and Results of Operations....................................           25

      Item 7.             Financial Statements...................................................          F-1

      Item 8.             Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................           36

      Item 9.             Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16(a) of the
                          Exchange Act...........................................................           37

      Item 10.            Executive Compensation.................................................           37

      Item 11.            Security Ownership of Certain Beneficial Owners
                          and Management.........................................................           37

      Item 12.            Certain Relationships and Related Transactions.........................           37

      Item 13.            Exhibits and Reports on Form 8-K.......................................           37

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Banks in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer County and in Union County (iii) rapid fluctuations in interest rates, (iv) the inability of the Banks (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company cautions that the foregoing list of important factors is not exclusive.


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

         On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National, renamed to Appalachian Community Bank during 1999, is a state chartered bank organized in 1981 with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's Common Stock to certain accredited investors. The aggregate gross proceeds of the private placement were $2.65 million. Purchasers of shares of the Company's Common Stock in the private placement are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a new $3.6 million loan with The Bankers Bank.

         At December 31, 2000, the assets of the Company consisted primarily of its ownership of the capital stock of the Banks. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Banks on a consolidated basis.

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

         GILMER COUNTY BANK

         Gilmer County Bank was organized in 1994 under the laws of the State of Georgia to conduct a commercial banking business in Gilmer County, Georgia, with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Gilmer County Bank was formed to meet the banking needs of individuals, small to medium-sized businesses, and farmers, especially those engaged in apple and poultry production.

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

         Gilmer County Bank has a correspondent relationship with several banks, including The Bankers Bank, Federal Home Loan Bank and SouthTrust Bank.

APPALACHIAN COMMUNITY BANK

         Appalachian Community Bank ("Appalachian") (formerly First National Bank of Union County) was organized in 1981 as an insured national bank chartered under the federal banking laws of the United States of America. During 1999, the Bank converted from a national bank to a state-chartered bank under the laws of the State of Georgia. Appalachian's deposits are insured by the FDIC.

         Appalachian conducts business from its main banking office located in Blairsville, Georgia. Appalachian has a correspondent relationship with several banks, including The Bankers Bank, Federal Home Loan Bank and SouthTrust Bank.

BANKING SERVICES AND OPERATIONS

         The Banks perform banking services customary for full service banks of similar size and character. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. Gilmer County Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area encompassing Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. Appalachian Community Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area, which includes Union County, Towns County and Fannin County, Georgia.

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

EMPLOYEES

         Except for the officers of the Company, who are also officers of the Banks, the Company does not have any employees. At December 31, 2000, Gilmer County Bank had a total of 62 employees, 51 of which were full-time employees, and Appalachian Community Bank had a total of 23 employees, 20 of which were full-time employees. The Company and the Banks are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

LENDING ACTIVITIES

         General. The Banks are authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Banks' lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Banks make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the poultry industry constituted approximately 11.7% of the Banks' total loans at December 31, 2000.

         The Banks have engaged in secondary-market mortgage activities, obtaining commitments, through intermediaries, from secondary mortgage purchasers to purchase mortgage loans originated by the Banks. Based on these commitments, the Banks originate mortgage loans on terms corresponding to such commitments and generate fee income to supplement its interest income. No mortgage loans are held by the Banks for resale nor are any loans held for mortgage servicing.

         Real Estate Loans. Loans secured by real estate are the primary component of the Banks' loan portfolio, constituting approximately $159 million, or 74%, of the Banks' total loans at December 31, 2000. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans but exclude home equity loans, which are classified as consumer loans.

         Commercial Loans. The Banks make loans for commercial purposes in various lines of businesses. At December 31, 2000, the Banks held approximately $36 million, or 17% of the Banks' total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

         Consumer Loans. The Banks make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 2000, the Banks held approximately $17 million in consumer loans, representing 8% of the Banks' total loans.

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

         Each of the Banks has a continuous loan review procedure involving multiple officers of each of the respective Banks that is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Banks have employed an in-house specialist to review all loans in excess of $100,000 and to periodically sample those of $100,000 and less.

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

         The following table sets forth the mix of depository accounts at the Banks as a percentage of total deposits at December 31, 2000.

                                   DEPOSIT MIX

                                                                    DECEMBER 31, 2000
                                                                    -----------------
         Non-interest bearing demand.........................                4.2%
         Interest-bearing demand.............................               17.3%
         Savings.............................................               17.4%
         Time Deposits.......................................               42.6%
         Certificates of Deposit of $100,000 or more.........               18.5%
            Total............................................              100.0%

         Both of the Banks are members of the Cirrus ATM network of automated teller machines, which permits the Banks' customers to perform certain transactions in numerous cities throughout Georgia and in other states. Gilmer County Bank's charter provides that Gilmer County Bank has trust powers but only upon application to the DBF. To date, Gilmer County Bank has not submitted and has no plans to submit such an application. Appalachian Community Bank does not have trust powers.

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

         Gilmer County Bank serves the areas of Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. Appalachian Community Bank serves the areas of Union County, Towns County and Fannin County, Georgia.

         As of December 31, 2000, three non-locally owned banks had offices in Gilmer County and two locally owned banks had offices in Blairsville. The Bank of Ellijay, which is owned by Century South Banks, Inc., a bank holding company headquartered in Alpharetta, Georgia, operates a main office and one branch office in Gilmer County. Regions Bank, an Alabama bank holding company, operates two offices in Gilmer County. United Community Bank, a branch of Peoples Bank in Fannin County, maintains a branch office in Gilmer County. Bank of Blairsville, a branch of Bank of Hiawassee, operates an office in Blairsville. Union County Bank, headquartered in Blairsville, operates an office in Blairsville. In addition, many local businesses and individuals have deposits outside the primary service areas of Gilmer County Bank and Appalachian Community Bank.

         Recent legislation enacted by the Georgia General Assembly allows banks in Georgia to establish de novo branch banks in areas in which the Banks serve, which branches, if established, would also compete with the Banks. See "Supervision and Regulation--Regulation and Legislative Changes."

MONETARY POLICIES

         The results of operations of the Company and the Banks are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, it is difficult to predict how possible future changes in interest rates, deposit levels, or loan demand would affect the business and earnings of the Banks.


                           SUPERVISION AND REGULATION

         The Company and the Banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. For example, the banking industry has changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Financial Services Modernization Act of 1999. The operations of the Company and the Banks may be affected by legislative changes and the policies of various regulatory authorities and the Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

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

         The BHC Act requires a bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire directly or indirectly the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it, (ii) before it or any subsidiary (other than a bank) may acquire all or substantially all of the assets of a bank, and (iii) before it may merge or consolidate with any other bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") facilitates branching and permits the establishment of agency relationships across state lines and permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years. See "--Other Applicable Regulation Changes."

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

         Federal Law imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve System are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services. For example, the Banks may not generally require a customer to obtain other services from it or its company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to its customer.

         Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support such subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under these provisions, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments, which qualify for capital under regulatory rules. Any loans by the bank holding company to such subsidiary banks are likely to be unsecured and subordinate to such bank's depositors and possibly to other creditors of such bank.

         The Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999 ("GLBA"), became law on November 12, 1999 and became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

         To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA.

         The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

         The implementation of the act will only serve to increase competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the company does not intend to seek qualifications to enter into these additional financial services areas.

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

         Appalachian Community Bank is a state-chartered bank under the laws of the State of Georgia. Appalachian is subject to the same regulatory oversight as Gilmer County Bank.

         Additionally, each of the Banks is insured and regulated by the FDIC. The major functions of the FDIC with respect to insured banks include paying off depositors to the extent provided by law in the event a bank is closed without adequate provisions having been made to pay the claims of depositors, acting as the receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks, which are not members of the Federal Reserve System, such as Gilmer County Bank and Appalachian Community Bank, to determine the condition of such banks for insurance purposes. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continued, or assumed bank is an insured non-member state bank. The FDIC closely examines non-member banks for compliance with certain federal statutes such as the Community Reinvestment Act of 1977 (the "CRA") and the Truth-in-Lending Act.

DIVIDENDS

         The Company is a legal entity separate and distinct from the Banks. The principal sources of cash flow for the Company are dividends from the Banks. There are various statutory and regulatory limitations on the payment of dividends by the Banks, as well as dividends paid by the Company to its shareholders.

         The payment of dividends by the Company and the Banks may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC issued a policy statement that provides that insured banks should generally only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See "--Capital Adequacy--FDICIA."

         The Subsidiary Banks. Under Georgia law, Gilmer County Bank and Appalachian Community Bank must obtain approval of the DBF before they may pay cash dividends out of retained earnings if (1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (3) the ratio of equity capital to adjusted assets is less than 6%. As discussed below, additional capital requirements imposed by the DBF may limit the Banks' ability to pay dividends to the Company. See "--Capital Adequacy."

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

         The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to
(i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. Tier 1 capital includes stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

----------------
         (1)      An institution must meet all three minimums.
         (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
         (3) An institution is classified as "undercapitalized" if it is below the specified capital level for any of the three capital measures.

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

OTHER APPLICABLE REGULATIONS

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

         Georgia Intrastate Banking Act. The Georgia General Assembly enacted legislation (the "Georgia Intrastate Banking Act") altering the public policy of the State regarding intrastate branch banking. Essentially, the legislation allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, any Georgia bank or group of affiliated banks under a single holding company were permitted, subject to certain restrictions, to establish new or additional branch banks in any three counties in the State of Georgia in which the bank or group of banks were not currently operating. Effective July 1, 1998, the restrictions on the number of de novo branch banks that could be established lapsed.

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

         Beginning September 29, 1995, the Board of Governors of the Federal Reserve System was authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquirer's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that do not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in state or out of state bank holding companies making an initial acquisition. Notwithstanding the foregoing, anti-trust laws are not affected by the Interstate Banking Act.

         The Interstate Banking Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits de novo interstate branching. The establishment of the initial branch in a host state that permits de novo interstate branching is subject to the same requirements that apply to the initial acquisition of a bank in a host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a branch has been established by de novo branching, the bank may establish and acquire additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired additional branches under applicable federal or state law.

         Other Regulatory Initiatives. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the CRA which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Gilmer County Bank was examined for CRA compliance in May 1996 and received a CRA rating of 1. Prior to its acquisition by the company, First National was examined for CRA compliance in April 1996 and received a rating of "satisfactory".

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

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                            Taxable Equivalent Basis

                                                                          Years Ended December 31,
                                        -----------------------------  -----------------------------    ---------------------------
                                                     2000                          1999                            1998
                                        -----------------------------  -----------------------------    ---------------------------
                                                   Interest   Average             Interest   Average               Interest  Average
                                        Average    Income/    Yields/  Average    Income/    Yields/    Average    Income/   Yields/
                                        Balance    Expense     Rates   Balance    Expense     Rates     Balance    Expense    Rates
                                        -------    -------     -----   -------    -------     -----     -------    -------    -----
                                                                                (Dollars in thousands)
ASSETS
   Earning assets:
     Loans, net of unearned
       income (1) ..................    $ 204,436  $  19,633    9.60%  $150,691    $13,827     9.18%    $ 95,353   $ 9,645   10.12%
     Securities:
       Taxable .....................       26,632      1,703    6.39     22,500      1,389     6.17       15,919     1,009    6.34
       Tax-exempt ..................        7,761        649    8.36     10,692        802     7.50        7,943       570    7.18
                                        ---------  ---------           --------    -------              --------   -------
     Total securities ..............       34,393      2,352    6.84     33,192      2,191     6.60       23,862     1,579    6.62

     Interest-bearing deposits .....          515         30    5.83        258         16     6.20           34         2    5.88
     Federal funds sold ............        3,694        208    5.63      7,399        399     5.39        4,414       269    6.09
                                        ---------  ---------           --------    -------              --------   -------
       Total interest-
        earning assets (2) .........      243,038     22,223    9.14    191,540     16,433     8.58      123,663    11,495    9.30

   Non interest-earning assets:
     Cash and due from banks .......        3,849                         4,644                            3,587
     Premises and equipment ........        5,783                         3,835                            2,419
     Accrued interest and
       other assets ................        9,274                         5,467                            2,551
     Allowance for loan losses .....       (2,145                        (1,783)                          (1,141)
                                        ---------                      --------                         --------

Total assets .......................    $ 259,799                      $203,703                         $131,079
                                        =========                      ========                         ========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
   Interest-bearing liabilities:
     Demand deposits ...............    $  47,011      1,983    4.22%  $ 46,222      1,857     4.02%    $ 30,238     1,444    4.78%
     Savings deposits ..............       28,628      1,227    4.29     31,017      1,256     4.05       24,463     1,210    4.95
     Time deposits .................      120,433      7,710    6.40     88,228      5,137     5.82       52,104     3,237    6.21
                                        ---------  ---------           --------    -------              --------   -------
       Total deposits ..............      196,072     10,920    5.57    165,467      8,250     4.99      106,805     5,891    5.52

   Other short-term borrowings .....        6,860        389    5.67      2,498        112     4.48        4,106     178      4.34
   Long-term debt ..................       29,024      2,017    6.95     12,798        777     6.07        6,649       428    6.44
                                        ---------  ---------           --------    -------              --------   -------
       Total interest-
         bearing liabilities .......      231,956     13,326    5.75    180,763      9,139     5.06      117,560     6,497    5.54
                                        ---------                      --------    -------              --------   -------

   Noninterest-bearing liabilities:
     Demand deposits ...............       10,715                         9,558                            3,940
     Accrued interest and
       other liabilities ...........        2,083                         1,432                              654
     Shareholders' equity ..........       15,045                        11,950                            8,925
                                        ---------                      --------                         --------

Total liabilities and
   shareholders' equity ............    $ 259,799                      $203,703                         $131,079
                                        =========                      ========                         ========

Net interest income/net
   interest spread .................                   8,897    3.39%                7,294     3.52%                 4,998     3.76%
                                                                ====                           ====                            ====

Net yield on earning assets ........                            3.67%                          3.81%                           4.04%
                                                                ====                           ====                            ====
Taxable equivalent adjustment:
   Loans ...........................                      30                            19                              31
   Investment securities ...........                     222                           274                             194
                                                   ---------                       -------                          ------
     Total taxable
       equivalent adjustment .......                     252                           293                             225
                                                   ---------                       -------                          ------

Net interest income ................               $   8,645                       $ 7,001                          $4,773
                                                   =========                       =======                          ======

----------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

         The following tables set forth, for the years ended December 31, 2000, 1999 and 1998 a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          RATE/VOLUME VARIANCE ANALYSIS
                            Taxable Equivalent Basis

                                                    Average Volume                 Change in Volume               Average Rate
                                           ---------------------------------    ---------------------       -----------------------
                                             2000        1999        1998       2000-1999   1999-1998       2000     1999     1998
                                             ----        ----        ----       ---------   ---------       ----     ----     ----
EARNING ASSETS:                                                                (Dollars in thousands)

Loans, net of unearned income (1) ........ $204,436    $150,691    $  95,353     $ 53,745     $ 55,338      9.60%    9.18%   10.12%
                                           --------    --------    ---------     --------     --------

Investment Securities:
   Taxable ...............................   26,632      22,500       15,919        4,132        6,581      6.39     6.17     6.34
   Tax exempt ............................    7,761      10,692        7,943       (2,931)       2,749      8.36     7.50     7.18
                                           --------    --------    ---------     --------     --------
     Total investment securities .........   34,393      33,192       23,862        1,201        9,330      6.84     6.60     6.62
                                           --------    --------    ---------     --------     --------
Interest-bearing deposits with other
banks Federal funds sold .................      515         258           34          257          224      5.83     6.20     5.88
                                           --------    --------    ---------     --------     --------
                                              3,694       7,399        4,414       (3,705)       2,985      5.63     5.39     6.09
                                           --------    --------    ---------     --------     --------
     Total earning assets ................ $243,038    $191,540    $ 123,663     $ 51,498     $ 67,876      9.16     8.58     9.30
                                           ========    ========    =========     ========     ========

INTEREST-BEARING LIABILITIES:
Deposits:
   Demand ................................ $ 47,011    $ 46,222    $  30,238     $    789     $ 15,984      4.22     4.02     4.78
   Savings
                                             28,628      31,017       24,463       (2,389)       6,554      4.29     4.05     4.95
   Time ..................................  120,433      88,228       52,104       32,205       36,124      6.40     5.82     6.21
                                           --------    --------    ---------     --------     --------
     Total deposits ......................  196,072     165,467      106,805       30,605       58,662      5.57     4.99     5.52

Other short-term borrowings
                                              6,860       2,498        4,106        4,362       (1,608)     5.67     4.48     4.34
Long-term debt ...........................   29,024      12,798        6,649       16,226        6,149      6.95     6.07     6.44
                                           --------    --------    ---------     --------     --------
     Total interest-bearing liabilities .. $231,956    $180,763    $ 117,560     $ 51,193     $ 63,203      5.75     5.06     5.54
                                           ========    ========    =========     ========     ========

Net interest income/net interest spread ..                                                                  3.39     3.52     3.76


Net yield on earning assets ..............                                                                  3.67     3.81     4.04

Net cost of funds ........................                                                                  5.48     4.77     5.26

                                                                                               Variance Attributed to (1)
                                              Interest                                  --------------------------------------
                                           Income/Expense               Variance             2000                 1999
                                    ---------------------------  --------------------   ----------------    ------------------
                                      2000      1999      1998   2000-1999  1999-1998   Volume     Rate     Volume      Rate
                                    -------   -------   -------  ---------  ---------   -------    -----    -------    -------
                                                                     (Dollars in thousands)
EARNING ASSETS:
  Loans, net of
   unearned income ..............   $19,633   $13,827   $ 9,645   $ 5,806    $ 4,182    $ 5,146    $ 660    $ 5,150    $  (968)

Investment Securities:
  Taxable .......................     1,703     1,389     1,009       314        380        263       51        408        (28)
  Tax exempt ....................       649       802       570      (153)       232       (238)      85        206         26
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------
   Total investment securities ..     2,352     2,191     1,579       161        612         25      136        614         (2)
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------

Interest-bearing deposits
  with other banks ..............        30        16         2        14         14         15       (1)        15         (1)
Federal funds sold ..............       208       399       269      (191)       130       (208)      17        164        (34)
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------
   Total earning assets .........    22,223    16,433    11,495     5,790      4,938      4,945      845      5,943     (1,005)
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------

Interest-bearing liabilities:
Deposits:
  Demand ........................     1,983     1,857     1,444       126        413         32       94        671       (258)
  Savings .......................     1,227     1,256     1,210       (29)        46       (101)      72        290       (244)
  Time ..........................     7,710     5,137     3,237     2,573      1,900      2,021      552      2,115       (215)
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------
   Total deposits ...............    10,920     8,250     5,891     2,670      2,359      1,952      718      3,076       (717)

Other short-term borrowings .....       389       112       178       277        (66)       240       37        (72)         6
Long-term debt ..................     2,017       777       428     1,240        351      1,113      127        375        (26)
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------
   Total interest-
     bearing liabilities ........    13,326     9,139     6,497     4,187      2,644      3,305      882      3,379       (737)
                                    -------   -------   -------   -------    -------    -------    -----    -------    -------

Net interest income/net
  interest spread ...............   $ 8,897   $ 7,294   $ 4,998   $ 1,603    $ 2,296    $ 1,640    $ (37)   $ 2,564    $  (268)
                                    =======   =======   =======   =======    =======    =======    =====    =======    =======



(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

SECURITIES PORTFOLIO

         The carrying amount of securities at the end of each of the years presented is set forth in the following table:

                              SECURITIES PORTFOLIO

                                                                    December 31,
                                                        -------------------------------------
                                                          2000           1999           1998
                                                        -------        -------        -------
                                                                    (In thousands)

SECURITIES AVAILABLE-FOR-SALE:
   U.S. Treasury and U.S. Government agencies ..        $16,558        $16,843        $13,642
   Mortgage-backed securities ..................          6,149          6,248          1,908
   State and municipal securities ..............          8,276          4,717          5,776
   Equity securities ...........................          1,558            728            614
                                                        -------        -------        -------

     Total .....................................        $32,541        $28,536        $21,940
                                                        =======        =======        =======

SECURITIES HELD-TO-MATURITY:
   State and municipal securities ..............        $    --        $ 5,800        $ 6,218
                                                        =======        =======        =======

         Average taxable securities were 77.4% of the portfolio in 2000 compared to the prior year levels of 67.8% in 1999 and 66.7% in 1998. The increase of tax-exempt securities in 1998 reflects the Banks' intent to reduce the effect of federal income taxation.

         The maturities and weighted average yields of the investments in the 2000 portfolio of securities are presented below. The average maturity of the securities portfolio is 9.2 years with an average yield of 6.64%. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. Equity securities have been excluded since these instruments have no maturity date.

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                           Maturing
                                      ------------------------------------------------------------------------------------------
                                           Within              After One But        After Five But               After
                                          One Year           Within Five Years      Within Ten Years             Ten Years
                                          --------           -----------------      ----------------             ---------
                                      Amount      Yield      Amount    Yield       Amount       Yield        Amount        Yield
                                      ------      -----      ------    -----       ------       -----        ------        -----
                                                            (Amounts in thousands, except percentages)
SECURITIES AVAILABLE-FOR-SALE:

     U.S. Government agencies ...     $  697       6.50%     $2,489      6.02%    $   13,372      6.28%    $       --      0.00%
     Mortgage-backed ............         60       7.63       2,694      6.88            289      6.00          3,106      6.29
     State and municipal ........         --       0.00          --      0.00          2,251      6.81          6,025      7.68
     Equity securities ..........         --       0.00          --      0.00             --      0.00          1,558      6.92
                                      ------                 ------               ----------               ----------      ----
                                      $  757       6.59      $5,183      6.47     $   15,912      6.35     $   10,689      7.17
                                      ======                 ======               ==========               ==========      ====

         There were no securities held by the Banks of which the aggregate value on December 31, 2000, exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

LOAN PORTFOLIO

         The following table shows the classification of loans by major category at December 31, 2000, and for each of the preceding four years.

                                                                         TYPES OF LOANS

                                                                            December 31,
                                ---------------------------------------------------------------------------------------------------
                                      2000                 1999                1998                1997               1996
                                ------------------   -----------------  -----------------   ------------------  -------------------
                                           Percent             Percent            Percent              Percent             Percent
                                 Amount   of Total    Amount  of Total   Amount  of Total   Amount    of Total   Amount   of Totals
                                --------  --------   -------  --------  -------- --------   -------   --------   ------   --------
                                              (Dollars in thousands)
Commercial, financial
 and agricultural ...........   $ 36,320    17.0%     35,375    20.9%   $ 26,883    20.7%    $16,536     19.5%   $13,911     21.4%
Real estate - construction ..     22,057    10.3      13,941     8.2       8,543     6.6       5,119      6.1      4,811      7.4
Real estate - other (1) .....    136,718    63.8     103,413    61.2      78,965    60.8      50,928     60.2     35,289     54.3
Consumer ....................     17,254     8.1      15,026     8.9      13,743    10.6      10,835     12.8      8,628     13.3
Other loans .................      1,775     0.8       1,351     0.8       1,697     1.3       1,166      1.4      2,323      3.6
                                --------   -----    --------   -----    --------   -----     -------    -----    -------    -----
                                 214,124   100.0%    169,106   100.0%    129,831   100.0%     84,584    100.0%    64,962    100.0%
                                           =====               ======              =====                =====               =====
Less:
Allowance for loan losses ...      2,211               1,849               1,686                 930                 656
                                --------            --------            --------             -------             -------

Net loans ...................   $211,913            $167,257            $128,145             $83,654             $64,306
                                ========            ========            ========             =======             =======


(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.


         The following table shows the maturity distribution of selected loan classifications at December 31, 2000, and an analysis of these loans maturing in over one year.

                               SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                           Rate Structure for Loans
                                                     Maturity                               Maturing Over One Year
                               ------------------------------------------------------    ----------------------------
                                             Over One
                                  One           Year           Over                      Predetermined    Floating or
                                Year or       Through          Five                         Interest       Adjustable
                                  Less       Five Years        Years         Total            Rate           Rate
                               ----------    ------------    ----------    ----------    -------------    -----------
                                                              (Amounts in thousands)
Commercial, financial
   and agricultural.........   $  24,431     $  10,361       $   1,528     $  36,320     $      11,889    $       --
Real estate - construction..      20,627         1,430               --       22,057             1,430            --
                               ---------     ---------       ----------    ---------     -------------    ----------

     Total..................   $  45,058     $  11,791       $   1,528     $  58,377     $      13,319    $       --
                               =========     =========       =========     =========     =============    ==========

         The following table presents information concerning outstanding balances of non-performing assets at December 31, 2000, and for each of the preceding four years.

                              NON-PERFORMING ASSETS

                                                                                            December 31,
                                                                      -----------------------------------------------------------
                                                                       2000       1999         1998           1997         1996
                                                                      ------     ------      --------      --------      --------
                                                                                 (Amounts in thousands, except ratios)
Nonaccruing loans ...............................................     $  385     $  344      $      4      $     15      $     57
Loans past due 90 days or more ..................................         24         24            23            13             9
Restructured loans ..............................................         --         --            --            --            --
                                                                      ------     ------      --------      --------      --------
   Total nonperforming loans ....................................        409        368            27            28            66
Nonaccruing securities ..........................................         --         --            --            --            --
Other real estate ...............................................        147         --            --            --            --
                                                                      ------     ------      --------      --------      --------

   Total nonperforming assets ...................................     $  556     $  368      $     27      $     28      $     66
                                                                      ======     ======      ========      ========      ========

Ratios:
   Loan loss allowance to total nonperforming assets ............       3.98       5.02         62.44         33.21          9.94
                                                                      ======     ======      ========      ========      ========

   Total nonperforming loans to total loans
     (net of unearned interest) .................................       0.26       0.22%         0.02%         0.03%          0.1%
                                                                      ======     ======      ========      ========      ========

   Total nonperforming assets to total assets ...................       0.21       0.16%         0.01%         0.02%          0.1%
                                                                      ======     ======      ========      ========      ========

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

         There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $2,210,603 in the allowance for loan losses at December 31, 2000 (1.03% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Banks' historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Banks' loan portfolio.

              [The remainder of this page intentionally left blank]

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for each of the last five years:

                        ANALYSIS OF LOAN LOSS EXPERIENCE

                                                                                              December 31,
                                                                     ----------------------------------------------------------
                                                                       2000         1999         1998         1997        1996
                                                                     --------     --------     --------     -------     -------
                                                                                (Amounts in thousands, except ratios)
Allowance for loan losses at beginning of year ..................    $  1,849     $  1,686     $    930     $   655     $   325
Adjustment of business acquisition ..............................          --           --          557          --          --
Loans charged off:
   Commercial, financial, and agricultural ......................         404          461           32          95          --
   Real estate-construction .....................................          --           --           --          45          --
   Real estate - other ..........................................          49           22           --           2           6
   Consumer .....................................................         138          278          104          85          32
                                                                     --------     --------     --------     -------     -------
     Total loans charged off ....................................         591          761          136         227          38
                                                                     --------     --------     --------     -------     -------

Recoveries on loans previously charged off:
   Commercial, financial, and agricultural ......................           9           15            6           2          --
   Real estate-construction .....................................          --           --           --           8          --
   Real estate-other ............................................          --           --           --           1          --
   Consumer .....................................................          22           29           29          11          --
                                                                     --------     --------     --------     -------     -------
     Total recoveries on loans previously charged off ...........          31           44           35          22          --
                                                                     --------     --------     --------     -------     -------

Net loans charged off ...........................................         560          717          101         205          38
                                                                     --------     --------     --------     -------     -------

Provisions for loan losses ......................................         922          880          300         480         368
                                                                     --------     --------     --------     -------     -------

Allowance for loan losses at end of period ......................    $  2,211     $  1,849     $  1,686     $   930     $   655
                                                                     ========     ========     ========     =======     =======

Loans, net of unearned income, at end of period .................    $214,124     $169,106     $129,831     $84,584     $64,962
                                                                     ========     ========     ========     =======     =======

Average loans, net of unearned income,
outstanding for the period ......................................    $204,436     $150,691     $ 95,353     $74,753     $51,008
                                                                     ========     ========     ========     =======     =======

Ratios:
Allowance at end of period to loans, net of
   unearned income ..............................................        1.03%        1.09%        1.30%       1.10%       1.01%
Allowance at end of period to average loans,
   net of unearned income .......................................        1.08         1.23         1.77        1.24        1.28
Net charge-offs to average loans, net of
   unearned income ..............................................        0.27         0.48         0.11        0.27        0.07
Net charge-offs to allowance at end of period ...................       25.33        38.78         5.99       22.04        5.80
Recoveries to prior year charge-offs ............................        4.07        32.35        15.42       57.89        0.00

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

         Management allocated the reserve for loan losses to specific loan classes as follows:

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                              December 31,
                                      ---------------------------------------------------------------------------------------------
                                            2000                1999                1998               1997              1996
                                      ----------------    ----------------    ----------------   ---------------   ----------------
                                               Percent             Percent             Percent          Percent            Percent
                                      Amount  of Total    Amount  of Total    Amount  of Total   Amount of Total   Amount of Totals
                                      ------  --------    ------  --------    ------  --------   ------ --------   ------ ---------
                                                    (Dollars in thousands)
DOMESTIC LOANS (1)
  Commercial, financial
    and agricultural ............     $  387      18%     $  349      19%     $  421      25%     $186     20% $     144      22%
  Real estate -
    construction ................        199       9         152       8         118       7        55       6        52       8
  Real estate - other ...........      1,381      62       1,120      61         894      53       567      61       354      54
  Consumer ......................        244      11         228      12         253      15       122      13       105      16
                                      ------     ---      ------     ---      ------     ---      ----     ---      ----     ---

   Total ........................     $2,211     100%     $1,849     100%     $1,686     100%     $930     100%     $655     100%
                                      ======     ===      ======     ===      ======     ===      ====     ===      ====     ===

(1) The Bank had no foreign loans.

DEPOSITS

         The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                             Years ended December 31,
                                                           ---------------------------------------------------------------------
                                                                   2000                   1999                      1998
                                                           -------------------      -------------------      -------------------
                                                             Amount       Rate        Amount       Rate        Amount       Rate
                                                           ----------     ----      ----------     ----      ----------     ----
                                                                                   (Dollars in thousands)
Noninterest-bearing demand deposits ..................     $   10,715     0.00%     $    9,558     0.00%     $    3,940     0.00%

Demand ...............................................         47,011     4.22          46,222     4.02          30,238     4.78
Savings ..............................................         28,628     4.29          31,017     4.05          24,463     4.95
Time deposits ........................................        120,433     6.40          88,228     5.82          52,104     6.21
                                                           ----------               ----------               ----------
   Total interest-bearing deposits ...................        196,072     5.57         165,467     4.99         106,805     5.54
                                                           ----------               ----------               ----------

   Total average deposits ............................     $  206,787     5.28      $  175,025     4.71      $  110,745     5.32
                                                           ==========               ==========               ==========

              [The remainder of this page intentionally left blank]

         The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2000: average noninterest-bearing demand deposits, 5.18 percent; and average savings deposits, 13.84 percent. Of average time deposits, approximately 33.72 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Banks at December 31, 2000 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                                                                        Time
                                                                                    Certificates
                                                                                     of Deposit
                                                                                ----------------------
                                                                                (Amounts in thousands)
         Three months or less ..............................................          $  10,261
         Over three through six months .....................................              8,095
         Over six through twelve months ....................................              9,712
         Over twelve months ................................................             11,474
                                                                                      ---------

              Total ........................................................          $  39,542
                                                                                      =========

RETURN ON EQUITY AND ASSETS

         The following table summarizes certain financial ratios for the Company for the years ended December 31, 2000, 1999 and 1998.

                           RETURN ON EQUITY AND ASSETS

                                                                                   Year ended December 31,
                                                                           --------------------------------------
                                                                            2000             1999            1998
                                                                           ------          ------          ------
Return on average assets........................................            0.63%           0.62%           0.92%
Return on average equity........................................           10.83           10.59           13.50
Dividend payout ratio...........................................            0.00            0.00            0.00
Average equity to average assets ratio..........................            5.79            5.87            6.80

              [The remainder of this page intentionally left blank]

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 2000, and the previous four years. All averages are daily averages.

                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                          2000          1999        1998        1997        1996
                                                       ----------    ---------   ---------   ----------  ----------
                                                          (Dollars in thousands except per share data and ratios)
EARNINGS SUMMARY
   Interest income..................................   $   21,970    $  16,139   $  11,271   $    9,143   $   6,331
   Interest expense.................................       13,325        9,139       6,498        5,262       3,660
   Net interest income..............................        8,645        7,001       4,773        3,881       2,651
   Provision for loan losses........................          922          880         300          480         368
   Non-interest income..............................        1,159          845         529          385         253
   Non-interest expense.............................        6,380        5,561       3,221        2,385       1,715
   Applicable income taxes..........................          872          139         572          383         304
   Net income.......................................        1,629        1,266       1,208        1,018         517

PER SHARE DATA
(Retroactively adjusted to give effect to stock split)
   Net income - basic...............................         0.59          0.48       0.52         0.44        0.23
   Net income - diluted.............................         0.55          0.44       0.49         0.44        0.23
   Cash dividends...................................         0.00          0.00       0.00         0.00        0.00
   Shareholders' equity (book value) at period end .         6.18          4.62       4.34         3.03        2.56

CONSOLIDATED BALANCE SHEET DATA
   Loans............................................   $  214,124    $ 169,106   $ 129,831   $   84,584      64,962
   Deposits.........................................      214,169      186,730     163,861       95,348      81,148
   Average equity...................................       15,045       11,950       8,925        6,392       5,503
   Average assets...................................      259,799      203,703     131,079      103,261      72,346
   Total assets.....................................      270,943      223,315     189,745      112,181      93,154

RATIOS
   Return on average assets.........................         0.63%         0.62%      0.92%        0.98%       0.71%
   Return on average equity.........................        10.83         10.59      13.50        15.90        9.40
   Dividend payout ratio............................         0.00          0.00       0.00         0.00        0.00
   Average equity to average assets.................         5.79          5.87       6.80         6.19        7.61
   Total capital....................................         8.25          7.41       7.88         9.33       10.30
   Tier 1 capital...................................         7.22          6.34       6.64         8.23        9.40
   Leverage ratio...................................         5.72          5.22       4.99         6.40        5.90

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

         In October 1998, Gilmer County Bank entered into a lease for a 0.88-acre parcel of unimproved land located on First Avenue in East Ellijay, Gilmer County, Georgia. The lease commenced on January 1, 1999 and has a 30-year term. The lease payments are $2,500 per annum initially, and increase at a rate of 2% per annum starting in the fourth year of the lease. The Company has built a full-services branch office known as Gilmer County Bank Express.

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

              [The remainder of this page intentionally left blank]

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

MARKET INFORMATION

         There is no established trading market for the Company's Common Stock, $0.01 par value (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded. In 1998, Wachovia Securities, Inc. was approved as a market maker for the Company's Common Stock.

         In April 2000, the Company effected a two-for-one share split of its Common Stock (the "Stock Split") in the form of a common stock dividend, payable on or about April 30, 2000, to shareholders of record as of the close of business on April 12, 2000. All amounts presented in this Report and in the financial statements are adjusted to reflect the Stock Split. The net effect of the Stock Split did not change total shareholders' equity.

         Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold. The following table sets forth the estimated price range for sales of Common Stock for each quarter of the last two fiscal years, as adjusted for the Stock Split on April 30, 2000. The following data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                                                   Estimated Price Range
                                                                                         Per Share
                                                                                  ----------------------
                                                                                    High          Low
                                                                                  --------     ---------
         2000:
         First Quarter.......................................................     $  12.50     $    9.00
         Second Quarter......................................................        15.00         12.50
         Third Quarter.......................................................        15.00         15.00
         Fourth Quarter......................................................        15.00         13.00

         1999:
         First Quarter.......................................................     $  11.50     $   10.00
         Second Quarter......................................................        11.00          8.75
         Third Quarter.......................................................        11.00          8.75
         Fourth Quarter......................................................        10.50          9.00

         At March 26, 2001, the Company had 2,857,248 shares of Common Stock outstanding held by approximately 1,395 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 30, 1998, the Company sold 265,000 (split adjusted) shares of the Company's Common Stock in a private placement pursuant to exemption from registration under section 4(2) of the Securities Act, to three institutional accredited investors at a split adjusted price of $10.00 per share. The aggregate gross proceeds of the private placement were $2.65 million. The Company used all of the proceeds to fund a portion of the purchase price of its acquisition of Appalachian Community Bank. Under the terms of the private placement, each of the purchasers is entitled to certain registration rights with respect to the shares of Common Stock purchased by such purchaser.

         On November 30, 1998, the Company issued 21,336 shares (split adjusted) of its Common Stock to the Company's 401(k) plan at a split-adjusted price of $10.00 (total purchase price of $213,360). On March 16, 1998, the Company issued 17,292 shares (split adjusted) of its Common Stock to the Company's 401(k) plan at a split adjusted price of $5.63 per share (total purchase price of $97,267.50). On February 26, 1998, the Company repurchased 28,000 shares (split adjusted) of its Common Stock from one of the Company's directors at a split adjusted price of $5.50 per share (total purchase price of $154,000).

DIVIDENDS

         Gilmer County Bank and Appalachian Community Bank are subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. For the years ended December 31, 2000 and 1999, Gilmer County Bank paid dividends to the Company of $700,000 and $350,000, respectively, which were used by the Company for repayment of debt and other expenses. Subsequently, the Company, through proceeds received from a public stock offering, injected $2,400,000 of capital into Gilmer County Bank and $2,000,000 of capital into Appalachian Community Bank.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

         The Company's net income of $1,629,431 for the year ended December 31, 2000, represents an increase of $363,657 or 28.7%. The Company's net income of $1,265,774 for the year ended December 31, 1999, represents an increase of $57,543 or 4.8%. The Company's net income of $1,208,231 for the year ended December 31, 1998 represents an increase of $190,425 or 18.7% from the net income of $1,017,766 for the year ended December 31, 1997. The increase in net income for these periods relates to the growth in Gilmer County and Appalachian Community Bank's deposit and loan base.

         Earnings per share increased to $0.59 ($0.55 on a fully diluted basis) in 2000 compared to the prior year and decreased to $0.48 ($0.44 on a fully diluted basis) in 1999 compared to a $0.52 ($0.49 on a fully diluted basis) per share net income in 1998. Return on average assets, which reflects the Banks' abilities to utilize their assets, was 0.63% in 2000, compared with 0.62% in 1999 and 0.92% in 1998. Return on average shareholders' equity increased to 10.83% in 2000 compared with 10.59% in 1999 and 13.50% in 1998. The dip and then subsequent rise in this ratio is due in large part to the acquisition of Appalachian Community Bank.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

NET INTEREST INCOME

         Net interest income is the principal source of the Banks' earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $1,603,116 or 22.0% to $8,896,642 at December 31, 2000, compared to $7,293,526 in 1999. This increase was caused by the growth of the Banks' loan portfolio offset by the growth of deposits and use of FHLB advances.

         Interest and fees earned on loans increased 42.0% to $19,633,417 in 2000 from $13,826,512 in 1999. The increase was primarily from the increase in volume of average loans to approximately $204,436,000 in 2000 from approximately $150,691,000 in 1999.

         Interest earned on taxable securities increased 22.6% to $1,702,529 in 2000 from $1,388,750 in 1999, while interest earned on non-taxable securities decreased from $801,741 to $648,461 during the same period. The variance in the income figures reflects a decrease in the municipal portfolio during the year.

         The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2000 was 3.67% compared to a net interest rate margin of 3.81% in 1999.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.39% in 2000 compared to 3.52% in 1999.

         During 2000, interest on federal funds sold decreased $191,847, 48.1% from 1999. This decrease in income is the result of maintaining smaller average federal funds balances with correspondent banks of approximately $3,694,000 and $7,399,000 in 2000 and 1999, respectively. The average yield for such years was 5.63% and 5.39%, respectively. Interest on deposits with other banks increased to $30,363 in 2000 from $16,322 in 1999.

INTEREST EXPENSE

         Total interest expense increased $4,186,482, 45.8% from $9,138,771 in 1999 to $13,325,253 in 2000. This increase was the combined effect of an increase in the average balance of interest-bearing deposits to approximately $196,072,000 in 2000 from approximately $165,467,000 in 1999 and the increased usage of FHLB advances as a source of funds. The average rate paid on deposits in 2000 and 1999, respectively was 5.57% and 4.99%. The effect of these changes increased the interest expense on interest-bearing deposits to $10,919,158 in 2000 from $8,249,918 in 1999, an increase of $2,669,240, 32.4%.

NONINTEREST INCOME

         Noninterest income for 2000 and 1999 totaled $1,158,834 and $844,913, respectively. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Banks' deposit base. Other operating income increased from $379,477 in 1999 to $619,911 in 2000, primarily due to an increase in credit card fees earned by the Banks.

NONINTEREST EXPENSES

         Noninterest expenses totaled $6,380,486 in 2000, $5,560,969 in 1999, and $3,221,213 in 1998. Salaries and benefits increased $315,312, 12.2% to $2,890,930 in 2000, due to the Banks' increased staffing to accommodate the growth in the Banks' loans and deposits. Furniture and equipment expenses increased $37,523, 11.1% in 2000 due to increased data processing costs and the cost associated with remodeled facilities. Other operating expenses increased $459,374, 19.8% to 2,782,551 in 2000 due mainly to increases in advertising and other expenses.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                            Years ended December 31,
                                                                                          ---------------------------
                                                                                            2000               1999
                                                                                          --------           --------
                                                                                              (Amounts in thousands)
Salaries and employee benefits.....................................................       $  2,890           $  2,576
Professional and regulatory fees...................................................            427                412
Advertising........................................................................            418                309
Director and committee fees........................................................            380                227
Furniture and equipment expense....................................................            376                338
Occupancy expense..................................................................            331                324
Supplies...........................................................................            262                253
Data processing....................................................................            219                375
Postage............................................................................            132                131
Insurance..........................................................................            124                 81
Amortization expense...............................................................            118                118
Checking account expense...........................................................             67                 63
Correspondent bank charges.........................................................             59                 45
Taxes and licenses.................................................................             50                 64
Other..............................................................................            527                245
                                                                                          --------           --------
  Total............................................................................       $  6,380           $  5,561
                                                                                          ========           ========

INCOME TAXES

         The Company's net operating income of $2,501,209 in 2000 resulted in $871,778, 34.9% of income tax expense. Net operating income for 1999 was $1,404,476 with a related income tax expense of $138,702.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

NET INTEREST INCOME

         Net interest income is the principal source of the Banks' earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income income increased $2,294,605 or 45.9% to $7,293,526 at December 31, 1999, compared to $4,998,921 in 1998. This increase was caused by the growth of the Banks' deposit base and loan portfolio.

         Interest and fees earned on loans increased 43.4% to $13,826,512 in 1999 from $9,644,711 in 1998. The increase was primarily from the increase in volume of average loans to approximately $150,691,000 in 1999 from approximately $95,353,000 in 1998.

         Interest earned on taxable securities increased 37.6% to $1,388,750 in 1999 from $1,009,595 in 1998, while interest earned on non-taxable securities increased 40.2% from $571,759 to $801,741 during the same period. The variance in the income figures reflects management's strategy to decrease income taxes by investing in tax-free municipal bonds.

         The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1999 was 3.81% compared to a net interest rate margin of 4.04% in 1998.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.52% in 1999 compared to 3.76% in 1998.

         During 1999, interest on federal funds sold increased $129,860, 48.3% from 1998. This increase in income is the result of maintaining larger average federal funds balances with correspondent banks of approximately $7,399,000 and $4,414,000 in 1999 and 1998, respectively. The average yield for such years was 5.39% and 6.09%, respectively. Interest on deposits with other banks increased to $16,322 in 1999 from $1,963 in 1998.

INTEREST EXPENSE

         Total interest expense increased $2,640,552, 40.6% from $6,498,219 in 1998 to $9,138,771 in 1999. This increase was the combined effect of an increase in the average balance of interest-bearing deposits to approximately $165,467,000 in 1999 from approximately $106,805,000 in 1998. The average rate paid on deposits in 1999 and 1998, respectively was 4.99% and 5.52%. The effect of these changes increased the interest expense on interest-bearing deposits to $8,249,918 in 1999 from $5,891,798 in 1998, an increase of $2,358,120, 40.0%.

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

NONINTEREST EXPENSES

         Noninterest expenses totaled $5,560,969 in 1999 and $3,221,213 in 1998. Salaries and benefits increased $1,078,875, 72.1% to $2,575,618 in 1999, due to the Banks' increased staffing to accommodate the growth in the Banks' loans and deposits. Furniture and equipment expenses increased $85,344, 33.8% in 1999 due to increased data processing costs and the cost associated with remodeled facilities. Other operating expenses increased $1,024,547, 78.9% to 2,323,177 in 1999 due mainly to substantial increases in professional fees, data processing, advertising and supplies. All of the above expenses increased significantly in 1999 as compared to prior years due to a full year of expenses relative to Appalachian Community Bank.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                            Years ended December 31,
                                                                                          ---------------------------
                                                                                            2000               1999
                                                                                          --------           --------
                                                                                              (Amounts in thousands)

Salaries and employee benefits.....................................................       $  2,576           $  1,497
Professional and regulatory fees...................................................            412                221
Data processing....................................................................            375                136
Furniture and equipment expense....................................................            338                253
Occupancy expense..................................................................            324                173
Advertising........................................................................            309                203
Supplies...........................................................................            253                166
Director and committee fees........................................................            227                126
Postage............................................................................            131                 89
Amortization expense...............................................................            118                 21
Insurance..........................................................................             81                 54
Taxes and licenses.................................................................             64                 47
Checking account expense...........................................................             63                 41
Correspondent bank charges.........................................................             45                 35
Other..............................................................................            245                159
                                                                                          --------           --------
  Total............................................................................       $  5,561           $  3,221
                                                                                          ========           ========

INCOME TAXES

         The Company's net operating income of $1,404,476 in 1999 resulted in $138,702 (9.9%) of income tax expense. Net operating income for 1998 was $1,780,481 with a related income tax expense of $572,250.

FINANCIAL CONDITION

EARNING ASSETS

         The Banks' earning assets, which include deposits in other banks, federal funds sold, securities and loans, averaged $243,038,000 in 2000 or 93.5% of average total assets compared to $191,540,000 or 94.0% of average total assets in 1999. The mix of average earning assets comprised the following percentages:

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                            2000            1999              1998
                                                                           ------          ------            ------
Deposits in other banks.........................................            0.21%           0.14%             0.03%
Federal funds sold..............................................            1.52            3.86              3.56
Investment securities...........................................           14.15           17.33             19.30
Loans...........................................................           84.12           78.67             77.20

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

LOANS

         Loans made up the largest component of the Banks' earning assets. At December 31, 2000, the Banks' total loans were $214,123,876 compared to total loans of $169,105,872 at the end of 1999. In 2000, average net loans represented 84.1% of average earning assets and 78.7% of total average assets, while in 1999, average net loans represented 78.7% of average earning assets and 74.0% of total average assets. This was the result of an increase in loan demand in the Banks' market area, combined with an increase in the Banks' market share of loans in such area. The ratio of total loans to total deposits was 100.0% in 2000 and 90.6% in 1999.

SECURITIES AND FEDERAL FUNDS SOLD

         In the past the Banks have classified their securities as either available-for-sale or held-to-maturity. However, during 2000 the Banks reclassified all their held-to-maturity securities to the available-for-sale portfolio. At December 31, 2000, $32,540,634 was classified as available-for-sale, while at December 31, 1999, $28,536,246 of the Banks' securities were classified as available-for-sale. Securities classified as held-to-maturity were $5,799,963 at year-end 1999.

         The composition of the Banks' securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Banks' interest rate position while at the same time producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2000, gross securities sales were $10,282,289 and maturities were $1,151,386 representing 29.9% and 3.3%, respectively, of the average portfolio for the year. Net losses associated with sales and maturities totaled $10,774 in 2000. Gross unrealized gains in the portfolio amounted to $196,811 at year-end 2000 and unrealized losses amounted to $199,952. During 1999, gross sales amounted to $4,406,657 and maturities amounted to $9,502,031, representing 13.3% and 28.6% of the average portfolio, respectively. Net gains associated with these transactions were $9,430. Gross unrealized gains at year-end 1999 amounted to $28,550 and unrealized losses amounted to $1,419,149.

         Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Banks' purchases of mortgage-backed securities during 2000 and 1999 did not include securities with these characteristics. The recoverability of the Banks' investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

         Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold at December 31, 2000, was $6,573,000 and $3,842,157 in 1999. Average federal funds sold for 2000 was approximately $3,694,000 or 1.5% of average earning assets, and for 1999 was $7,399,000 or 3.9% of average earning assets. The large increase in year-end federal funds resulted from an increase in long-term debt and funds available from a public stock offering.

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

DEPOSITS AND REPURCHASES

         The Company's primary source of funds is derived from deposits of the Banks' customers. Average deposits increased 18.1% from approximately $175,025,000 in 1999 to approximately $206,787,000 in 2000. At December 31, 2000 total deposits were $214,168,823 of which $205,268,008 (95.8%) were interest bearing. At December 31, 1999 total deposits were $186,729,656 of which $176,366,521 (94.5%) were interest bearing. Better customer service by the opening of the East Ellijay branch fueled the growth in the deposit base. The Company intends to emphasize internal deposit growth in order to expand the consumer bases of the Banks and to continue to fund asset growth.

         Securities sold under agreements to repurchase amounted to $2,845,355 at December 31, 2000 compared to $3,204,007 at December 31, 1999. The weighted average rates were 3.94% and 3.96% for 2000 and 1999, respectively. Securities sold under agreements to repurchase averaged $2,522,820 during 2000 and $2,071,713 during 1999. The maximum amount outstanding at any month end during 2000 was $3,117,584 and $3,679,074 during 1999. The total of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements. In addition, the Company had federal funds purchased that amounted to $-0- at year-end 2000 compared to $2,930,000 at year-end 1999.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $5,248,713 from December 31, 1999 to December 31, 2000, due in part to net earnings of $1,629,431 and the increase in unrealized gains on securities available-for-sale totaling $784,302, net of deferred tax liability. The increase was also a result of the issuance of 24,192 shares of the Company's common stock to the Company's ESOP plan (total purchase price $292,838), the purchase of 165,000 shares of treasury stock (total purchase price $1,827,205) and the sale of 306,612 shares of stock in a public offering for $4,362,147, net of issuance costs.

         All amounts presented in this Report and in the financial statements are adjusted to reflect the Stock Split in April 2000 and May 1998.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $45 million or 21.0% of the total loan portfolio at December 31, 2000 and investment securities maturing in one year or less equaled $0.8 million or 2.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $5,800,000.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line has since been increased to $23,858,507 as of December 31, 2000. At December 31, 2000, the outstanding balance of Gilmer County Bank's credit line was $21,738,095. See Note 10 to the Notes to Consolidated Financial Statements herein.

Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $11,000,000.00. At December 31, 2000, Appalachian Community Bank had an outstanding balance on its credit line of $8,200,000.

         CAPITAL RESOURCES

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided from the proceeds from Gilmer County Bank's initial stock offering in 1994, proceeds of $2.65 million from a private placement of the Common Stock in November 1998, proceeds of $4.4 million from a public offering in 2000, and through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

         Term Loan. In November 1998, the Company obtained a $3.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with The Bankers Bank. The Company used $3.45 of the proceeds of the Term Loan to fund a portion of its acquisition of First National. The Company used the remaining $150,000 of the proceeds of the Term Loan to repay a portion of principal amounts outstanding under its former line of credit with Hardwick Bank & Trust Company ("Hardwick"). On April 3, 2000 the company paid off the term loan with Bankers Bank and obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. At September 30, 2000, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2000, at the prime rate (as defined in the Promissory Note) less 1/2 of a percentage point. The Company began making interest payments on July 1, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2002. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain non-performing assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $15.6 million at December 31, 2000. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $17.8 million at year-end 2000. The Company's percentage ratios as calculated under regulatory guidelines were 7.22% and 8.25% for Tier 1 and Total Capital, respectively, at year-end 2000. The Company's Tier 1 Capital and Total Capital exceeded the minimum ratios of 4% and 8%, respectively.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At December 31, 2000, the Company's leverage ratio was 5.72% exceeding the regulatory minimum requirement of 4%.

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2000, 1999 and 1998:

                             CAPITAL ADEQUACY RATIOS

                                                                          Years ended December 31,
                                                             Statutory    -----------------------------------------
                                                              Minimum         2000           1999          1998
                                                             ---------    ------------    ----------     ----------
                                                                          (Amounts in thousands, except percentages)
  Tier 1 Capital..........................................                  $   15,563    $   10,981     $    9,035

  Tier 2 Capital..........................................                       2,211         1,849          1,686
                                                                            ----------    ----------     ----------

  Total Qualifying Capital................................                  $   17,774    $   12,830     $   10,721
                                                                            ==========    ==========     ==========

  Risk Adjusted Total Assets (including
  off-balance-sheet exposures)............................                  $  215,521    $  173,214     $  136,122

  Tier 1 Risk-Based Capital Ratio.........................       4.0%             7.22          6.34%          6.64%

  Total Risk-Basked Capital Ratio.........................       8.0              8.25          7.41           7.88

  Leverage Ratio..........................................       4.0              5.72          5.22           4.99

         Gilmer County Bank; DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on Gilmer County Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 2000, Gilmer County Bank's capital ratio as calculated under the DBF standard was 7.75%.

         In 2000 and 1999, Gilmer County Bank paid dividends to the Company of $700,000 and $350,000, which were used by the Company for the repayment of debt and other expenses.

         Appalachian Community Bank. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on Appalachian Community Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 2000, Appalachian Community Bank's capital ratio as calculated under the DBF standard was 11.86%. Appalachian Community Bank received a $2.0 million capital injection from the Company.

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

         The following tables show interest sensitivity gaps for these different intervals as of December 31, 2000.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                  0-30          31-90          91-365          1-5         Over 5
                                                  Days           Days           Days          Years         Years        Total
                                                --------      ---------      ---------      ---------     --------     ---------
                                                                          (In thousands, except ratios)
Interest-earning assets (1)
  Loans ...................................     $ 21,982      $  40,084      $  53,770      $  94,462     $  3,441     $ 213,739
  Securities:
    Taxable ...............................           --          2,198            739          8,261       13,067        24,265
    Tax-exempt ............................           --             --             --             --        8,276         8,276
  Time deposits in other banks ............           25             --             --             --           --            25
  Federal funds sold ......................        6,573             --             --             --           --         6,573
                                                --------      ---------      ---------      ---------     --------     ---------
                                                  28,580         42,282         54,509        102,723       24,784       252,878
                                                --------      ---------      ---------      ---------     --------     ---------
Interest-bearing liabilities (2)
  Demand deposits (3) .....................       11,746         11,747         11,747             --           --        35,240
  Savings deposits (3) ....................       13,087         13,088         13,088             --           --        39,263
  Time deposits ...........................        5,520         25,164         59,054         41,027           --       130,765
  Other short-term borrowings (3) .........        2,845             --             --             --           --         2,845
  Long-term debt ..........................          142            433          8,509         23,904        1,550        34,538
                                                --------      ---------      ---------      ---------     --------     ---------
                                                  33,340         50,432         92,398         64,931        1,550       242,651
                                                --------      ---------      ---------      ---------     --------     ---------

Interest sensitivity gap ..................     $ (4,760)     $  (8,150)     $ (37,889)     $  37,792     $ 23,234     $  10,227
                                                ========      =========      =========      =========     ========     =========

Cumulative interest sensitivity gap.......      $ (4,760)     $ (12,910)     $ (50,799)     $ (13,007)    $ 10,227
                                                ========      =========      =========      =========     ========

Ratio of interest-earning assets to
  interest-bearing liabilities............          0.86           0.84           0.59           1.58        15.99
                                                ========      =========      =========      =========     ========

Cumulative ratio..........................          0.86           0.85           0.71           0.95         1.04
                                                ========      =========      =========      =========     ========
Ratio of cumulative gap to total
  interest-earning assets.................         (0.02)         (0.05)         (0.20)         (0.05)        0.04
                                                ========      =========      =========      =========     ========

(1)      Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits and other short term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of approximately 4.8 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $50.8 million. During this one-year time frame, 72.6% of all interest-bearing liabilities will reprice compared to 49.6% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the de-recognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

CONCLUSION

         The Company, principally through Gilmer County Bank, has experienced continued growth since it acquired Gilmer County Bank in July 1996 and Appalachian Community Bank in 1998. While management remains optimistic about the prospects for continued growth and profitability of the Company and the Banks, management does not anticipate that such growth will be at the level experienced during its initial years of operation. No assurance can be given that the Company or the Banks will continue to grow and be profitable.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2001 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 22, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement is incorporated herein by reference.


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
                           No.-000-21383) and incorporated herein by reference).
                           *

         EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT                             PAGE
         --------------    --------------------------------------------------------      ----

              4.2          Registration Rights Agreement, dated November 30,
                           1998, by and among the Company and Ellijay Telephone
                           Company, Inc. (included as exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No.-000-21383) and incorporated herein by reference). *

              4.3          Registration Rights Agreement, dated November 30,
                           1998, by and among the Company and JBC Bancshares, Inc. (included as exhibit 4.3 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1998 (File No.-000-21383) and
                           incorporated herein by reference). *

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

              11           Statement re: Computation of Per Share Earnings

              21           Subsidiaries of the Registrant

         EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT                                       PAGE
         --------------    ----------------------------------------------------------              ----

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

(b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2000.


             [The remainder of this page intentionally left blank]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             APPALACHIAN BANCSHARES, INC.


                             By: /s/ Tracy R. Newton
                                ------------------------------------
                                Tracy R. Newton, President

                              Date: March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   /s/ Tracy R. Newton                                            Date:  March 26, 2001
--------------------------------------------
Tracy R. Newton, President, Chief
Executive Officer and Director
[Principal Executive Officer]

   /s/ Kent W. Sanford                                            Date:  March 26, 2001
--------------------------------------------
Kent W. Sanford, Executive Vice President,
Chief Operating Officer and Director
[Principal Financial and Accounting Officer]

   /s/ Alan S. Dover                                              Date:  March 26, 2001
--------------------------------------------
Alan S. Dover, Director

   /s/ Charles A. Edmondson                                       Date:  March 26, 2001
--------------------------------------------
Charles A. Edmondson, Director

   /s/ Roger E. Futch                                             Date:  March 26, 2001
--------------------------------------------
Roger E. Futch, Director

   /s/ Joseph C. Hensley                                          Date:  March 26, 2001
--------------------------------------------
Joseph C. Hensley, Director

   /s/ Frank E. Jones                                             Date:  March 26, 2001
--------------------------------------------
Frank E. Jones, Director

   /s/ J. Ronald Knight                                           Date:  March 26, 2001
--------------------------------------------
J. Ronald Knight, Director

   /s/ P. Joe Sisson                                              Date:  March 26, 2001
--------------------------------------------
P. Joe Sisson, Director

   /s/ Kenneth D. Warren                                          Date:  March 26, 2001
--------------------------------------------
Kenneth D. Warren, Director

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                            FOR FINANCIAL INFORMATION

                  Appalachian Bancshares, Inc. and Subsidiaries

The management of Appalachian Bancshares, Inc. and Subsidiaries (the "Company") is responsible for the preparation, integrity, and objectivity of the financial statements, related financial data, and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page(s)
                                                                                                            -------
Independent Auditors' Report................................................................................    F-2

Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.............................    F-3

Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998..........................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................................................................    F-6

Notes to Consolidated Financial Statements..................................................................    F-7


                   SCHAUER, TAYLOR, COX, VISE,& MORGAN, P.C,

                    SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                               150 OLDE TOWNE ROAD
                            BIRMINGHAM, ALABAMA 35216


                            TELEPHONE - 205.822.3488
                               WATS - 800.466.3488
                       FAX - 205.822.3541 OR 205.822.0645
                         EMAIL - FIRM@SCHAUERTAYLOR.COM


DOUGLAS B. SCHAUER, CPA                                 STEVEN W. BROWN, CPA
EDWARD R. TAYLOR, CPA                                   M. BRYANT KING, CPA
W. ERNEST COX, CPA                                      RAYMOND A. PATTON, CPA
DONALD G. VISE, CPA                                     RUSSELL D. PAYNE, CPA
PHILLIP D. MORGAN, CPA                                  STEVEN D. MILLER, CPA




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. (a Georgia corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama
February 1, 2001

                                       SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.


         MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS,
    SEC PRACTICE SECTION AND ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

                                                                                          2000              1999
                                                                                    ---------------    ---------------
ASSETS
   Cash and due from banks......................................................    $     5,119,438    $     5,739,252
   Interest-bearing deposits with other banks...................................             24,528            217,115
   Federal funds sold...........................................................          6,573,000          3,842,157

   Securities available-for-sale................................................         32,540,634         28,536,246
   Securities held-to-maturity, estimated fair value of $5,622,297 for 1999.....                 --          5,799,963

   Loans, net of unearned income................................................        214,123,876        169,105,872
   Allowance for loan losses....................................................         (2,210,603)        (1,849,290)
                                                                                    ---------------    ---------------
       Net Loans................................................................        211,913,273        167,256,582

   Premises and equipment, net..................................................          6,615,352          3,877,419
   Accrued interest.............................................................          2,454,079          1,741,986
   Cash surrender value on life insurance.......................................          2,255,356          2,145,294
   Intangible, net..............................................................          2,109,638          2,227,386
   Other assets.................................................................          1,337,362          1,931,141
                                                                                    ---------------    ---------------
       TOTAL ASSETS.............................................................    $   270,942,660    $   223,314,541
                                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Noninterest-bearing........................................................    $     8,900,815    $    10,363,135
     Interest-bearing...........................................................        205,268,008        176,366,521
                                                                                    ---------------    ---------------
       TOTAL DEPOSITS...........................................................        214,168,823        186,729,656
   Short-term borrowings........................................................          2,845,355          6,134,007
   Accrued interest.............................................................          1,361,896            815,988
   Long-term debt...............................................................         34,538,095         16,964,286
   Other liabilities............................................................            359,004            249,830
                                                                                    ---------------    ---------------
       TOTAL LIABILITIES........................................................        253,273,173        210,893,767
                                                                                    ---------------    ---------------
SHAREHOLDERS' EQUITY
   Common stock, par value $0.01 in 2000 and $5.00 per share in 1999, 20,000,000 shares authorized, 3,110,248 shares issued in 2000 and
     1,389,122 shares issued in 1999............................................             31,102          6,945,610
   Treasury stock, 253,000 and 44,000 shares, respectively, at cost.............         (2,255,205)          (428,000)
   Capital surplus..............................................................         14,606,889          3,030,196
   Retained earnings............................................................          5,289,795          3,660,364
   Accumulated comprehensive income: net unrealized holding gains
     (losses) on securities available-for-sale, net of deferred income tax......             (3,094)          (787,396)
                                                                                    ---------------    ---------------
       TOTAL SHAREHOLDERS' EQUITY...............................................         17,669,487         12,420,774
                                                                                    ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................    $   270,942,660    $   223,314,541
                                                                                    ===============    ===============


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000               1999              1998
                                                                 ----------------   ---------------    ---------------
INTEREST INCOME
   Interest and fees on loans.................................   $     19,603,418   $    13,807,798    $     9,614,165
   Interest on investment securities:
     Taxable securities.......................................          1,702,529         1,388,750          1,009,595
     Nontaxable securities....................................            426,619           527,461            376,157
   Interest on deposits in other banks........................             30,363            16,322              1,963
   Interest on federal funds sold.............................            207,125           398,972            269,112
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST INCOME..................................         21,970,054        16,139,303         11,270,992
                                                                 ----------------   ---------------    ---------------

INTEREST EXPENSE
   Interest on deposits.......................................         10,919,158         8,249,918          5,891,798
   Interest on federal funds purchased and securities sold
     under agreements to repurchase...........................            389,080           112,368            178,437
   Interest on long-term debt.................................          2,017,015           776,485            427,984
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST EXPENSE.................................         13,325,253         9,138,771          6,498,219
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME...........................................          8,644,801         7,000,532          4,772,773
   Provision for loan losses..................................            921,940           880,000            300,000
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........          7,722,861         6,120,532          4,472,773

NONINTEREST INCOME
   Service charges on deposits................................            504,131           401,808            238,921
   Insurance commissions......................................             45,566            54,198             22,333
   Other operating income.....................................            619,911           379,477            251,717
   Investment securities gains (losses).......................            (10,774)            9,430             15,950
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST INCOME...............................          1,158,834           844,913            528,921
                                                                 ----------------   ---------------    ---------------

NONINTEREST EXPENSES
   Salaries and employee benefits.............................          2,890,930         2,575,618          1,496,743
   Occupancy expense..........................................            331,332           324,024            173,034
   Furniture and equipment expense............................            375,673           338,150            252,806
   Other operating expenses...................................          2,782,551         2,323,177          1,298,630
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST EXPENSES.............................          6,380,486         5,560,969          3,221,213
                                                                 ----------------   ---------------    ---------------

Income before income taxes....................................          2,501,209         1,404,476          1,780,481
Income tax expense............................................            871,778           138,702            572,250
                                                                 ----------------   ---------------    ---------------

NET INCOME....................................................   $      1,629,431   $     1,265,774    $     1,208,231
                                                                 ================   ===============    ===============

EARNINGS PER COMMON SHARE
   Basic.....................................................    $           0.59   $          0.48    $          0.52
   Diluted...................................................                0.55              0.44               0.49

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic.....................................................           2,755,255         2,652,392          2,332,850
   Diluted...................................................           2,968,926         2,847,050          2,441,952



                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                             Accumulated
                                                                                                Other
                                                                                               Compre-
                                          Common       Treasury     Capital      Retained       hensive
                                           Stock         Stock      Surplus      Earnings       Income        Total
                                        -----------  -----------  -----------   ----------   -----------  ------------

Balance at January 1, 1998..........    $ 5,922,870  $  (274,000) $   135,051   $1,186,359   $     9,773  $  6,980,053
Net income 1998.....................             --           --           --    1,208,231            --     1,208,231
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $48,588............             --           --           --           --        90,542        90,542
                                                                                                          ------------
Comprehensive income................             --           --           --           --            --     1,298,773
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............         96,570           --      214,058           --            --       310,628
Purchase of Treasury Stock..........             --     (154,000)          --           --            --      (154,000)
Proceeds from exercise of options...        154,000           --      240,240           --            --       394,240
Private placement sale of stock.....        662,500           --    1,987,500           --            --     2,650,000
                                        -----------  -----------  -----------   ----------   -----------  ------------

Balance at December 31, 1998........      6,835,940     (428,000)   2,576,849    2,394,590       100,315    11,479,694
Net income 1999.....................             --           --           --    1,265,774            --     1,265,774
Unrealized losses on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $479,159...........             --           --           --           --      (887,711)     (887,711)
                                                                                                          ------------
Comprehensive income................             --           --           --           --            --       378,063
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............         87,670           --      263,010           --            --       350,680
Proceeds from exercise of options...         22,000           --       33,243           --            --        55,243
Compensation on options granted.....             --           --      157,094           --            --       157,094
                                        -----------  -----------  -----------   ----------   -----------  ------------

BALANCE AT DECEMBER 31, 1999........      6,945,610     (428,000)   3,030,196    3,660,364      (787,396)   12,420,774
NET INCOME 2000.....................             --           --           --    1,629,431            --     1,629,431
UNREALIZED GAINS ON AVAILABLE-
   FOR-SALE SECURITIES, NET OF
   RECLASSIFICATION ADJUSTMENT,
   NET OF TAX OF $425,490...........             --           --           --           --       784,302       784,302
                                                                                                          ------------
COMPREHENSIVE INCOME................             --           --           --           --            --     2,413,733
                                                                                                          ------------
PURCHASE OF TREASURY STOCK..........             --   (1,827,205)          --           --            --    (1,827,205)
CHANGE OF PAR VALUE FROM $5.00
   TO $0.01.........................     (6,917,828)          --    6,917,828           --            --            --
PUBLIC OFFERING SALE OF STOCK, NET
   OF ISSUANCE COSTS................          3,066           --    4,359,081           --            --     4,362,147
PROCEEDS FROM SALE OF COMMON
   STOCK TO 401(K) PLAN.............            242           --      292,596           --            --       292,838
PROCEEDS FROM EXERCISE OF OPTIONS...             12           --        7,188           --            --         7,200
                                        -----------  -----------  -----------   ----------   -----------  ------------

BALANCE AT DECEMBER 31, 2000........    $    31,102  $ 2,255,205  $14,606,889   $5,289,795   $    (3,094) $ 17,669,487
                                        ===========  ===========  ===========   ==========   ===========  ============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000               1999              1998
                                                                 ----------------   ---------------    --------------
OPERATING ACTIVITIES
   Net income.................................................   $      1,629,431   $     1,265,774    $    1,208,231
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization, and accretion, net...........            556,373           473,259           188,653
     Provision for loan losses................................            921,940           880,000           300,000
     Deferred tax (benefit)...................................            110,343          (117,947)          (63,000)
     Realized security (gains) losses, net....................             10,774            (9,430)          (15,950)
     Increase in cash surrender value on life insurance.......           (110,062)          (29,856)          (29,823)
     Increase in accrued interest receivable..................           (712,093)         (422,385)         (122,861)
     Increase in accrued interest payable.....................            545,908           150,105            46,854
     Other....................................................            334,278          (348,944)         (238,959)
                                                                 ----------------   ---------------    --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..............          3,286,892         1,840,576         1,273,145
                                                                 ----------------   ---------------    --------------

INVESTING ACTIVITIES
   Proceeds from sales of securities available-for-sale.......         10,282,289         3,572,134         9,515,761
   Proceeds from sales of securities held-to-maturity.........                 --           834,523                --
   Proceeds from maturity, calls and paydown of
     securities available-for-sale............................          1,151,386         9,251,517        11,597,023
   Proceeds from maturity, calls and paydown of
     securities held-to-maturity..............................                 --           250,514               594
   Purchase of securities available-for-sale..................         (8,405,098)      (20,815,665)      (23,834,942)
   Purchase of securities held-to-maturity....................                 --          (670,762)       (1,091,138)
   Net increase in loans to customers.........................        (45,726,054)      (39,991,882)      (21,786,395)
   Capital expenditures, net..................................         (3,230,277)         (250,252)         (548,857)
   Proceeds from disposition of foreclosed real estate........                 --                --           113,500
   Purchase of life insurance plan............................                 --        (1,500,000)               --
   Cash received in bank acquisition, net.....................                 --                --        10,721,749
                                                                 ----------------   ---------------    --------------
       NET CASH USED IN INVESTING ACTIVITIES..................        (45,927,754)      (49,319,873)      (15,312,705)
                                                                 ----------------   ---------------    --------------

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW
     accounts, and savings accounts...........................          1,670,288        (4,602,526)       19,557,448
   Net increase in certificates of deposit....................         25,768,879        27,470,704         6,413,648
   Net increase (decrease) in short-term borrowings...........         (3,288,652)        3,628,231        (1,749,785)
   Issuance of long-term debt.................................         38,600,000         9,000,000         7,007,143
   Repayment of long-term debt................................        (21,026,191)       (3,042,857)       (1,320,000)
   Issuance of common stock...................................          4,662,185           542,974         3,354,868
   Purchase of treasury stock.................................         (1,827,205)               --          (154,000)
                                                                 ----------------   ---------------    --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..............         44,559,304        32,996,526        33,109,322
                                                                 ----------------   ---------------    --------------

Net increase (decrease) in cash and cash equivalents..........          1,918,442       (14,482,771)       19,069,762

Cash and cash equivalents at beginning of year................          9,798,524        24,281,295         5,211,533
                                                                 ----------------   ---------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR......................   $     11,716,966   $     9,798,524    $   24,281,295
                                                                 ================   ===============    ==============


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries:
Gilmer County Bank ("GCB") and Appalachian Community Bank ("ACB") (formerly known as First National Bank of Union County) (referred to herein collectively as the "Banks"). In January 2000, Appalachian Information Management, Inc. ("AIM") was formed as a wholly-owned subsidiary of GCB. AIM provides in-house data services to the Banks and offers data processing services to other institutions. Prior to November 1998, Appalachian Community Bank operated as a wholly-owned subsidiary bank of Century South Banks, Inc. The Company was formed in May 1996 for the purpose of acquiring all the outstanding stock of Gilmer County Bank, and operating as a bank holding company. The acquisition of GCB was accounted for as a pooling of interests. The acquisition of ACB was accounted for as a purchase. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Banks on a consolidated basis. The Banks provide a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

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

Securities

Securities are classified as either held-to-maturity, available-for-sale or trading.

Held-to-maturity securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discount, to the earlier of the maturity or call date.

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

The Company has no trading securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                        DECEMBER 31, 2000, 1999 AND 1998


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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2000, 1999 and 1998.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

                        DECEMBER 31, 2000, 1999 AND 1998


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

Intangibles

Intangibles consist primarily of legal, organizational costs and goodwill. Organizational costs are generally amortized over 5 years using the straight-line method. The goodwill intangible represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of 20 years.

Off Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $5.8 million and a line of credit with the Federal Home Loan Bank of up to $34,094,216 of which $4,156,121 is available and unused.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


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

                                                                                   2000          1999          1998
                                                                                -----------   -----------   -----------

Weighted average of common shares outstanding...............................      2,755,255     2,652,392     2,332,850
Effect of dilutive options..................................................        213,671       194,658       109,102
                                                                                ------------  -----------   -----------
Weighted average of common shares outstanding effected for dilution.........      2,968,926     2,847,050     2,441,952
                                                                                ============  ===========   ===========

In April 2000 and May 1998, the Company issued 2-for-1 stock split's. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to these split's.

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

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                                                     Years Ended December 31,
                                                     -----------------------------------------------------
                                                         2000                  1999                 1998
                                                     -----------           -----------           ---------
Unrealized holding gains (losses)
  arising during period ...................          $ 1,199,018           $(1,357,440)          $ 155,080
Reclassification adjustments for (gains)
  losses included in net income ...........               10,774                (9,430)            (15,950)
                                                     -----------           -----------           ---------
Net unrealized gains (losses) .............            1,209,792            (1,366,870)            139,130
Income tax related to items of other
  comprehensive income ....................             (425,490)              479,159             (48,588)
                                                     -----------           -----------           ---------

Other comprehensive income (loss) .........          $   784,302           $  (887,711)          $  90,542
                                                     ===========           ===========           =========

Statements of Cash Flows

The Company includes cash, due from banks, and certain cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2000.

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                               2000                  1999                  1998
                                                            -----------          -----------           ------------
   Cash paid during the year for interest ...........       $12,779,345          $ 8,988,666           $ 6,451,365

   Cash paid during the year for income taxes .......           603,000              369,400               632,799

   Non-cash Disclosures:

   Loans transferred to foreclose real estate .......           147,423                   --               223,056

   Net increase (decrease) in unrealized gains and
     losses on securities available-for-sale ........         1,209,792           (1,366,870)              139,130

   Proceeds from sales of foreclosed real estate
     financed through loans .........................                --                   --               109,556

   Assets acquired in business combination ..........                --                   --            29,977,439

   Liabilities assumed in business combination ......                --                   --            43,035,046

   Securities transferred from held-to-maturity
     portfolio to available-for-sale portfolio ......         5,799,682                   --                    --

   Change in par value from $5.00 per
     share to $0.01 per share .......................         6,917,828                   --                    --

   Transfer of stock to 401(k) ......................             4,165                   --                    --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

The following is summary operating information for Appalachian Bancshares, Inc. showing the effect of the business combination described in the preceding paragraph for the year ended December 31, 1998.

                                                                 As               Effect of             Pro Forma
                                                              Reported            Purchase               Results
                                                            -----------          -----------           -----------
As of December 31, 1998:
   Interest income ...............................          $11,270,992          $ 3,430,926           $14,701,918
   Interest expense ..............................            6,498,219            1,800,728             8,298,947
   Net interest income ...........................            4,772,773            1,630,198             6,402,971
   Provision for loan losses .....................              300,000               31,331               331,331
   Noninterest income ............................              528,921              309,282               838,203
   Noninterest expense ...........................            3,221,213            1,628,913             4,850,126
   Provision (benefit) for income taxes ..........              572,250               69,000               641,250
   Net income (loss) .............................            1,208,231              210,236             1,418,467

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2000 and 1999, the average amount of the required reserves was $1,390,000 and $1,163,000, respectively.

NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statement of financial condition of the Company and their approximate fair values at December 31, 2000 and 1999 are presented below.

                                                                      Gross             Gross           Estimated
                                                  Amortized        Unrealized        Unrealized            Fair
                                                     Cost             Gains            Losses              Value
                                                 -----------       ----------       -----------        -----------
SECURITIES AVAILABLE-FOR-SALE

DECEMBER 31, 2000:
   U.S. GOVERNMENT AND AGENCY SECURITIES ...     $16,622,308        $ 67,276        $   131,256        $16,558,328
   STATE AND MUNICIPAL SECURITIES ..........       8,203,109          98,184             25,479          8,275,814
   MORTGAGE-BACKED SECURITIES ..............       6,160,758          31,351             43,217          6,148,892
   EQUITY SECURITIES .......................       1,557,600              --                 --          1,557,600
                                                 -----------        --------        -----------        -----------
                                                 $32,543,775        $196,811        $   199,952        $32,540,634
                                                 ===========        ========        ===========        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 - SECURITIES - CONTINUED

December 31, 1999:
   U.S. government and agency securities...     $17,628,263        $       --        $   785,736        $16,842,527
   State and municipal securities .........       4,985,020             7,538            275,004          4,717,554
   Mortgage-backed securities .............       6,407,795             2,013            161,743          6,248,065
   Equity securities ......................         728,100                --                 --            728,100
                                                -----------        ----------        -----------        -----------
                                                $29,749,178        $    9,551        $ 1,222,483        $28,536,246
                                                ===========        ==========        ===========        ===========

SECURITIES HELD-TO-MATURITY

December 31, 1999:
   State and municipal securities..........     $ 5,799,963        $   18,999        $   196,665        $ 5,622,297
                                                ===========        ==========        ===========        ===========

At December 31, 2000, the Company's available-for-sale securities reflected net unrealized losses of $3,141, which resulted in a decrease in stockholders' equity of $3,094, net of deferred tax liability. At December 31, 1999, the Company's available-for-sale securities reflected net unrealized losses of $1,212,932 which resulted in a decrease in stockholders' equity of $787,396, net of deferred tax benefit.

During the first quarter of 2000, the Company transferred at fair market value all held-to-maturity securities into the available-for-sale category. The carrying value at the date of transfer was $5,799,963 with an approximate fair market value of $5,622,297.

The contractual maturities of securities available-for-sale at December 31, 2000, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized            Estimated
                                                       Cost              Fair Value
                                                   ------------         ------------
As of December 31, 2000:

Securities Available-for-Sale:
   Due in one year or less ..................      $    753,349         $    756,408
   Due after one year through five years ....         3,269,525            3,255,450
   Due after five years through ten years ...        17,870,862           17,870,457
   Due after ten years ......................         9,092,439            9,130,719
   Equity securities ........................         1,557,600            1,557,600
                                                   ------------         ------------
                                                   $ 32,543,775         $ 32,540,634
                                                   ============         ============

Mortgage-backed securities have been included in the maturity tables based upon guaranteed payoff date of each security.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 - SECURITIES - CONTINUED

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2000, were as follows:

                                                                   2000       1999        1998
                                                                 --------   --------    --------
Gross realized gains..........................................   $ 10,519   $ 11,829    $ 15,956
Gross realized losses.........................................     21,293      2,399           6

Other securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $1,557,600 and $728,100 at December 31, 2000 and 1999, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $19,076,000 and $19,114,000 at December 31, 2000 and 1999.

NOTE 5 - LOANS

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:

                                                      2000                    1999
                                                --------------          --------------
Commercial, financial and agricultural          $   36,320,462          $   35,374,820
Real estate - construction                          22,056,849              13,941,428
Real estate - mortgage                             136,717,781             103,413,224
Consumer                                            17,254,354              15,025,954
Other loans                                          1,774,430               1,350,446
                                                --------------          --------------
                                                   214,123,876             169,105,872
Allowance for loan losses                           (2,210,603)             (1,849,290)
                                                --------------          --------------

Net loans                                       $  211,913,273          $  167,256,582
                                                ==============          ==============

Total loans which the Company considered to be impaired at December 31, 2000 and 1999, were $385,000 and $344,000, respectively. All of these loans were on nonaccrual status and had related allowances of $57,750 and $51,600, respectively. Impaired loans consisted primarily of commercial loans as of December 31, 2000 and 1999. The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999 was approximately $365,000 and $174,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 were as follows:

                                          2000                  1999                  1998
                                      ------------          ------------          ------------
Balance at beginning of year          $  1,849,290          $  1,686,395          $    929,590

Charge-offs                               (591,410)             (760,827)             (136,222)
Recoveries                                  30,783                43,722                34,947
                                      ------------          ------------          ------------
   Net charge-offs                        (560,627)             (717,105)             (101,275)

Addition due to acquisition                     --                    --               558,080

Provision for loan losses                  921,940               880,000               300,000
                                      ------------          ------------          ------------

Balance at end of year                $  2,210,603          $  1,849,290          $  1,686,395
                                      ============          ============          ============

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                            2000                1999
                                         ----------          ----------
Land                                     $  846,558          $  770,932
Buildings and improvements                3,818,523           2,539,187
Furniture and equipment                   3,766,248           1,933,862
                                         ----------          ----------
                                          8,431,329           5,243,981
Less allowance for depreciation           1,815,977           1,366,562
                                         ----------          ----------

                                         $6,615,352          $3,877,419
                                         ==========          ==========

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2000, 1999 and 1998, were $472,609, $312,865 and $177,407, respectively.

NOTE 8 - DEPOSITS

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2000 and 1999 were $39,542,067 and $38,280,680, respectively. Time deposits of less than $100,000 totaled $91,222,506 and $66,715,014 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2000, are as follows:


                                                                                                           Time
                                                                                                        Certificates
           Years ending December 31,                                                                     of Deposit
           -------------------------                                                                   ------------
                      2001.........................................................................    $ 89,737,422
                      2002.........................................................................      34,698,045
                      2003.........................................................................       5,408,965
                      2004.........................................................................         779,354
                      2005.........................................................................         140,787
                                                                                                       ------------

                                                                                                       $130,764,573
                                                                                                       ============

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                      2000                 1999
                                                                                   ----------           ----------
Average balance during the year                                                    $2,522,820           $2,071,713
Average interest rate during the year                                                    3.94%                3.96%
Maximum month-end balance during the year                                          $3,117,584           $3,679,074


U.S. Government and agency securities and municipal securities underlying the agreements at year end:

Carrying value                                                                     $3,180,498           $3,316,406
Estimated fair value                                                                3,180,498            3,316,406

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 - LONG-TERM DEBT

At December 31, 2000 and 1999, the Company had notes payable totaling $34,538,095 and $16,964,286, respectively.

Long-term debt consists of the following at December 31:

                                                                                                2000            1999
                                                                                            ------------    ------------
Notes payable on line of credit at FHLB, with varying maturities; from October
   2002 through  October  2008,  interest rate varies from 5.27% to 7.65%, secured
   by residential mortgages.............................................................    $ 29,938,095    $ 13,364,286

Note payable to another  financial  institution,  interest at prime less 0.75%;
   secured by stock of Gilmer  County Bank and Appalachian Community Bank...............              --       3,600,000

Note payable to another financial institution, interest at prime less 0.25%;
   interest paid quarterly with principal paid at maturity, secured by 568,000 shares of Gilmer County Bank and 75,000 shares of Appalachian Community
   Bank.................................................................................       4,600,000              --
                                                                                            ------------    ------------

                                                                                            $ 34,538,095    $ 16,964,286
                                                                                            ============    ============

Maturities of long-term debt following December 31, 2000, are as follows:

           Years ending December 31,
                      2001.........................................................................         $  8,884,524
                      2002.........................................................................           11,442,857
                      2003.........................................................................            5,542,857
                      2004.........................................................................            3,342,857
                      2005.........................................................................            3,775,000
                      Thereafter...................................................................            1,550,000
                                                                                                            ------------
                                                                                                            $ 34,538,095
                                                                                                            ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 11 - SHAREHOLDERS' EQUITY

The board of directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank's regulatory agency if the following conditions are met:

1. Total classified assets at the most recent examination of the Bank do not exceed 80% of equity capital.

2. The aggregate amount of dividends declared in the calendar year does not exceed 50% of the prior year's net income.

3. The ratio of equity capital to adjusted assets shall not be less than 6%.

As of December 31, 2000, the Banks could declare dividends of approximately $1,098,000 without regulatory consent, subject to the Banks' compliance with regulatory capital restrictions. It is anticipated that any such dividends will be used for the payment of long-term debt service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 11 - SHAREHOLDERS' EQUITY - CONTINUED

In April 2000 and May 1998, the Company issued 2-for-1 stock split's. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to these split's.

In 2000, the Company issued 24,192 shares of stock to its ESOP plan for $292,838. Of this amount $242 was allocated to common stock and $292,596 to capital surplus. The Company also purchased 165,000 shares of common stock for $1,827,705, which is reflected as treasury stock, at cost, in shareholder's equity. During 2000, the Company sold 306,612 shares of stock in a public offering for $4,599,190, net of issuance costs, of which $3,066 was allocated to common stock and $4,596,124 to capital surplus. In addition, 1,200 options were exercised for an amount equaling $7,200, including tax benefit, of which $12 was allocated to common stock and $7,188 to capital surplus.

In 1999, the Company sold 17,534 shares of stock to its ESOP plan for $350,680. Of this amount, $87,670 was allocated to common stock and $263,010 to capital surplus. The Company also recorded an increase of $157,094 in capital surplus related to the issuance of compensatory options. This capital increase was reflected as compensation in the consolidated statement of income for the year ended December 31, 1999. In addition, 4,400 options were exercised for an amount equaling $55,243, including tax benefit, of which $22,000 was allocated to common stock and $33,243 to capital surplus,.

The Company is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 2000 and 1999 are disclosed in note 17 following.

NOTE 12 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                              2000                1999                1998
                                           ----------          ----------          ----------
Professional fees                          $  426,710          $  412,218          $  220,515
Advertising                                   418,125             308,819             203,021
Director and committee fees                   379,542             226,983             125,686
Stationery and supplies                       262,175             252,688             166,137
Data processing                               218,669             375,061             136,256
Postage                                       132,150             131,342              89,354
Insurance                                     123,827              80,860              53,554
Amortization                                  117,747             117,668              20,894
Checking account expense                       66,769              62,932              40,921
Correspondent bank charges                     58,592              45,368              35,458
Taxes and licenses                             50,080              63,715              46,788
Dues and subscriptions                         29,374              19,368              15,241
Education                                      24,760              22,642              15,848
Other                                         474,031             203,513             128,957
                                           ----------          ----------          ----------

   Total other operating expenses          $2,782,551          $2,323,177          $1,298,630
                                           ==========          ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13 - INCOME TAXES

Federal and state income taxes receivable as of December 31, 2000 and 1999 included in other assets were as follows:

                                                                         2000                 1999
                                                                      ----------           ----------
Current
   Federal .................................................          $   50,375           $  189,285
   State ...................................................              19,589               39,114


The components of the net deferred income tax asset included in other assets are as follows:

                                                                         2000                 1999
                                                                      ----------           ----------
Deferred tax asset:
   Federal .................................................          $  611,127           $  968,552
   State ...................................................              69,158              106,299
                                                                      ----------           ----------
     Total deferred income tax asset .......................             680,285            1,074,851
                                                                      ----------           ----------
Deferred tax liability:
   Federal .................................................            (204,810)             (75,991)
   State ...................................................             (19,153)              (6,705)
                                                                      ----------           ----------
     Total deferred income tax liability ...................            (223,963)             (82,696)
                                                                      ----------           ----------
Net deferred tax asset .....................................          $  456,322           $  992,155
                                                                      ==========           ==========

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                         2000                 1999
                                                                      ----------           ----------
Net unrealized gains on securities available-for-sale ......          $       47           $  425,537
Depreciation ...............................................            (132,061)             (82,696)
Allowance for loan losses ..................................             628,103              534,178
Deferred compensation ......................................              52,135               91,064
Officers life insurance ....................................             (90,380)                  --
Other ......................................................              (1,522)              24,072
                                                                      ----------           ----------

                                                                      $  456,322           $  992,155
                                                                      ==========           ==========

The components of income tax expense for the years 2000, 1999 and 1998 are as follows:

                                                                        2000               1999                1998
                                                                      --------          ---------           ---------
Current
   Federal .................................................          $741,910          $ 292,595           $ 597,500
   State ...................................................            19,525            (35,946)             37,750
Deferred
   Federal .................................................            97,137            (54,741)            (63,000)
   State ...................................................            13,206            (63,206)                 --
                                                                      --------          ---------           ---------

                                                                      $871,778          $ 138,702           $ 572,250
                                                                      ========          =========           =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 2000, 1999 and 1998 of approximately $(3,663), $3,206 and $5,423, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2000, 1999 and 1998.

                                                  2000              1999              1998
                                                 ------            ------            ------
Statutory federal income tax rate                  34.0%             34.0%             34.0%

Effect on rate of:
   Tax-exempt securities                           (5.8)            (12.8)             (7.2)
   Tax-exempt loans                                (0.8)             (0.9)             (1.1)
   Interest expense disallowance                    1.1               2.3               1.7
   State income tax, net of federal tax             1.0              (6.2)              1.4
   Other                                            5.4              (6.5)              3.3
                                                 ------            ------            ------

Effective income tax rate                          34.9%              9.9%             32.1%
                                                 ======            ======            ======

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2000 and 1999, the Company has issued standby letters of credit of approximately $1,946,000 and $891,000.

Loan Commitments: As of December 31, 2000 and 1999, the Company had commitments outstanding to extend credit totaling approximately $20,578,000 and $24,260,000 respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 14 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.

NOTE 15 - CONCENTRATIONS OF CREDIT

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

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $146,456 and $285,727 at December 31, 2000 and 1999, respectively.

NOTE 16 - STOCK OPTION PLAN

On June 30, 2000, the Company issued 13,000 options on its shares of common stock to staff members at an exercise price of $15.00 per share. The options vest over a period of 5 years with a 10 year exercise period. On June 22, 1999, the Company issued 86,000 options on its shares of common stock to staff members at an exercise price of $6.00 per share. The options vest over a period of five years with a 10 year exercise period.

On June 1, 1997 the Company issued a total of 572,000 options, restated for both of the 2-for-1 stock split's, to purchase its common shares to its directors and executive officers. Each director received 44,000 shares, the Executive Vice President received 88,000 shares and the President received 132,000 shares. Each of the stock option agreements contained an option price of $4.00 per share, the market value of the shares at the time of issuance as adjusted for the stock splits. The options vest on an equal incremental basis over a period of five years beginning June 1, 1998.



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 16 - STOCK OPTION PLAN - CONTINUED

The following sets forth certain information regarding stock options for the years ended December 31, 2000, 1999, and 1998.

Fixed Options

                                                    2000                       1999                      1998
                                           ----------------------    ------------------------  -----------------------
                                                         WEIGHTED    Weighted                  Weighted
                                                         AVERAGE     Average                   Average
                                                         EXERCISE    Exercise                  Exercise
                                            SHARES        PRICE       Shares           Price    Shares           Price
                                           --------      --------    --------          ------  --------         ------
Outstanding at beginning of year ...        587,600       $ 4.29      510,400          $ 4.00   572,000         $ 4.00
Granted ............................         13,000        15.00       86,000            6.00        --           0.00
Exercised ..........................         (1,200)        6.00       (8,800)           4.00   (61,600)          4.00
Forfeited ..........................             --         0.00           --            0.00        --           0.00
                                           --------       ------     --------          ------  --------         ------

Outstanding at end of year .........        599,400       $ 4.52      587,600          $ 4.29   510,400         $ 4.00
                                           ========       ======     ========          ======  ========         ======

Exercisable at end of year .........        306,000       $ 4.22      158,400          $ 4.00    52,800         $ 4.00
                                           ========       ======     ========          ======  ========         ======

Weighted average fair value
   of options granted ..............       $   4.88           xx     $   6.59              xx        --             xx
                                           ========       ======     ========          ======  ========         ======

Information pertaining to options outstanding at December 31, 2000, is as follows:

                                                                        Outstanding       Expiration           Options
                                                                          Number             Date            Exercisable
                                                                        -----------       ----------         -----------
Options with Exercise Price of $4.00..........................            501,600          06-01-07            272,800
Options with Exercise Price of $6.00..........................             84,800          06-22-09             33,200
Options with Exercise Price of $15.00.........................             13,000          06-30-10                 --

The Company's options outstanding have a weighted average contractual life of seven years.

If the Company had elected to recognize compensation cost for options granted in 2000, 1999, and 1998, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                  2000                   1999                   1998
                                              ------------           ------------           ------------
Net Income
   As reported .....................          $  1,629,431           $  1,265,774           $  1,208,231
   Pro forma .......................             1,556,490              1,195,378              1,125,073

Basic Earnings Per Share
   As reported .....................          $       0.59           $       0.48           $       0.52
   Pro forma .......................                  0.56                   0.45                   0.48

Diluted Earnings Per Share
   As reported .....................          $       0.55           $       0.44           $       0.49
   Pro forma .......................                  0.52                   0.42                   0.46

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 16 - STOCK OPTION PLAN - CONTINUED

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share for 2000 by 213,671, 194,658 greater than that used to calculate basic earnings per share for 1999 and 109,102 greater than that used to calculate basic earnings per share for 1998. The dilutive effects on earnings per share for the years ended December 31, 2000, 1999 and 1998 were $.04, $.04 and $.03, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                           2000               1999          1998
                                                                         -------            -------         ----
Expected dividend yield.......................................              1.90%              1.90%         --
Expected stock price volatility...............................             25.70              26.30          --
Risk-free interest rate.......................................              6.00               6.00          --
Expected life of options......................................           7 YEARS            7 years          --

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the applicable regulatory agencies categorized Appalachian Community Bank, a subsidiary bank, as well capitalized and Gilmer County Bank, the other subsidiary bank, as adequately capitalized under the regulatory framework for prompt corrective action. To remain well capitalized the Company and its subsidiary banks will have to maintain minimum Total Capital, Tier I Capital and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Banks' prompt corrective action categories.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 17 - REGULATORY MATTERS - CONTINUED

The Company's and Banks actual capital amounts and ratios are also presented in the table.

                                                                                                        To Be Well Capitalized
                                                                                                            Under Prompt
                                                                              For Capital                 Corrective Action
                                               Actual                      Adequacy Purposes                  Provisions
                                       ----------------------           ----------------------          ----------------------
                                        Amount          Ratio            Amount          Ratio          Amount           Ratio
                                       -------          -----           -------          -----          -------          -----
                                                                            (in Thousands)
AS OF DECEMBER 31, 2000:

TOTAL CAPITAL
   CONSOLIDATED                        $17,774           8.25%          $17,242           8.00%         $21,552          10.00%
   GILMER COUNTY BANK                   15,234           9.97            12,221           8.00           15,276          10.00
   APPALACHIAN COMMUNITY BANK            7,193          11.46             5,021           8.00            6,276          10.00
TIER 1 CAPITAL
   CONSOLIDATED                         15,563           7.22             8,621           4.00           12,931           6.00
   GILMER COUNTY BANK                   13,676           8.95             6,110           4.00            9,166           6.00
   APPALACHIAN COMMUNITY BANK            6,541          10.42             2,510           4.00            3,766           6.00
TIER 1 LEVERAGE
   CONSOLIDATED                         15,563           5.72            10,887           4.00           13,608           5.00
   GILMER COUNTY BANK                   13,676           6.99             7,822           4.00            9,778           5.00
   APPALACHIAN COMMUNITY BANK            6,541           8.56             3,057           4.00            3,822           5.00

As of December 31, 1999:

Total Capital
   Consolidated                        $12,830           7.41%          $13,857           8.00%         $17,321          10.00%
   Gilmer County Bank                   11,623           9.29            10,009           8.00           12,512          10.00
   Appalachian Community Bank            4,430           9.21             3,848           8.00            4,810          10.00
Tier 1 Capital
   Consolidated                         10,981           6.34             6,929           4.00           10,393           6.00
   Gilmer County Bank                   10,295           8.23             5,005           4.00            7,507           6.00
   Appalachian Community Bank            3,909           8.13             1,924           4.00            2,886           6.00
Tier 1 Leverage
   Consolidated                         10,981           5.22             8,422           4.00           10,528           5.00
   Gilmer County Bank                   10,295           6.74             6,114           4.00            7,642           5.00
   Appalachian Community Bank            3,909           6.77             2,308           4.00            2,886           5.00

NOTE 18 - EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the board of directors. In 1996, the plan was amended to allow employer and employee contributions to be made in the form of cash or Company stock. The Company made discretionary cash contributions to the plan of approximately $219,940 in 2000, $170,000 in 1999, and $145,000 in 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 19 - LEASES

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2000, 1999 and 1998, rental expense for operating leases was approximately $28,891, $32,919 and $3,000, respectively.

         Years Ending December 31,
                    2001...........................................................................    $    33,672
                    2002...........................................................................         32,530
                    2003...........................................................................         33,154
                    2004...........................................................................         33,781
                    2005...........................................................................         32,620
                    Thereafter.....................................................................        905,080
                                                                                                       -----------

                    Total minimum lease payments...................................................    $ 1,070,837
                                                                                                       ===========

NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2000 and 1999. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

                                                                                    2000                  1999
                                                                                 -----------           -----------
Balance at Beginning of Year ..........................................          $ 7,748,555           $ 5,463,030
New loans .............................................................            4,228,322             2,675,721
Repayments ............................................................           (5,330,161)             (390,196)
Adjustments/changes in structure ......................................                   --                    --
                                                                                 -----------           -----------

Balance at End of Year ................................................          $ 6,646,716           $ 7,748,555
                                                                                 ===========           ===========

Deposits: Deposits held from related parties were $918,285 and $2,161,315 at December 31, 2000 and 1999, respectively.

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

                        DECEMBER 31, 2000, 1999 AND 1998

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



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31 are as follows:

                                                       2000                               1999
                                            --------------------------          --------------------------
                                            CARRYING           FAIR             Carrying            Fair
                                             AMOUNT            VALUE             Amount             Value
                                            --------          --------          --------          --------
                                                  (IN THOUSANDS)                      (in thousands)
FINANCIAL ASSETS
Cash and short-term investments             $ 11,717          $ 11,717          $  9,799          $  9,799
Securities                                    32,540            32,540            34,336            34,159
Loans                                        214,124           213,615           169,106           168,942
Accrued interest receivable                    2,454             2,454             1,742             1,742
                                            --------          --------          --------          --------
   TOTAL FINANCIAL ASSETS                   $260,835          $260,326          $214,983          $214,642
                                            ========          ========          ========          ========

FINANCIAL LIABILITIES
Deposits                                    $214,169          $215,358          $186,730          $187,383
Short-term borrowings                          2,845             2,848             6,134             6,134
Accrued interest payable                       1,362             1,362               816               816
Long-term debt                                34,538            34,421            16,964            16,810
                                            --------          --------          --------          --------
   TOTAL FINANCIAL LIABILITIES              $252,914          $253,989          $210,644          $211,143
                                            ========          ========          ========          ========

UNRECOGNIZED FINANCIAL INSTRUMENTS
Commitments to extend credit                $ 20,578          $ 20,578          $ 24,260          $ 24,260
Standby letters of credit                      1,946             1,946               891               891
                                            --------          --------          --------          --------
   TOTAL UNRECOGNIZED FINANCIAL
     INSTRUMENTS                            $ 22,524          $ 22,524          $ 25,151          $ 25,151
                                            ========          ========          ========          ========



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22 - CONDENSED PARENT INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                                          DECEMBER 31,
                                                                                                   2000                  1999
                                                                                               ------------          ------------
ASSETS
   Cash and due from banks ..........................................................          $     12,938          $     79,386
   Investment in Subsidiaries (equity method) eliminated upon consolidation .........            22,323,891            15,643,380
   Other assets .....................................................................                84,186               298,008
                                                                                               ------------          ------------

     TOTAL ASSETS ...................................................................          $ 22,421,015          $ 16,020,774
                                                                                               ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Note payable .....................................................................          $  4,600,000          $  3,600,000
   Other liabilities ................................................................               151,528                    --
                                                                                               ------------          ------------
     Total Liabilities ..............................................................             4,751,528             3,600,000

     Total Shareholders' Equity .....................................................            17,669,487            12,420,774
                                                                                               ------------          ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................          $ 22,421,015          $ 16,020,774
                                                                                               ============          ============

STATEMENTS OF INCOME

                                                                                         YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------------------
                                                                            2000                   1999                   1998
                                                                        ------------           ------------           ------------
INCOME
   Interest ......................................................      $      4,496           $         --           $         --
   Dividends from subsidiaries - eliminated upon consolidation ...           700,000                350,000                500,000
                                                                        ------------           ------------           ------------
                                                                             704,496                350,000                500,000

EXPENSES
   Interest ......................................................           397,866                264,475                 93,406
   Other expenses ................................................           417,772                338,315                135,701
                                                                        ------------           ------------           ------------
                                                                             815,638                602,790                229,107
                                                                        ------------           ------------           ------------

Income before income taxes and equity in undistributed
   earnings of subsidiaries ......................................          (111,142)              (252,790)               270,893
Income tax benefits ..............................................           244,364                288,943                 42,101
                                                                        ------------           ------------           ------------

Income before equity in undistributed earnings of subsidiaries ...           133,222                 36,153                312,994

Equity in undistributed earnings of subsidiaries .................         1,496,209              1,229,621                895,237
                                                                        ------------           ------------           ------------

     NET INCOME ..................................................      $  1,629,431           $  1,265,774           $  1,208,231
                                                                        ============           ============           ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22 - CONDENSED PARENT INFORMATION - CONTINUED

STATEMENTS OF CASH FLOW

                                                                                    YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                        2000                  1999                  1998
                                                                    ------------          ------------          ------------
OPERATING ACTIVITIES
   Net Income ............................................          $  1,629,431          $  1,265,774          $  1,208,231
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiaries ......            (1,496,209)           (1,229,621)             (895,237)
     Provision for amortization ..........................                    --                    --                20,894
     Deferred tax expense (benefit) ......................                76,618               (76,618)                   --
     Increase in accrued interest payable ................               108,739                    --                    --
     Other ...............................................               179,993              (451,345)              249,979
                                                                    ------------          ------------          ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               498,572              (491,810)              583,867
                                                                    ------------          ------------          ------------

INVESTING ACTIVITIES
   Acquisition of bank ...................................                    --                    --            (6,100,000)
   Capital injection in subsidiaries .....................            (4,400,000)                   --                    --
                                                                    ------------          ------------          ------------
       NET CASH USED IN INVESTING ACTIVITIES .............            (4,400,000)                   --            (6,100,000)
                                                                    ------------          ------------          ------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..............             4,600,000                    --             3,600,000
   Repayment of long-term debt ...........................            (3,600,000)                   --            (1,320,000)
   Proceeds from issuance of common stock ................             4,662,185               542,974             3,354,868
   Purchases of treasury stock ...........................            (1,827,205)                   --              (154,000)
                                                                    ------------          ------------          ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES .........             3,834,980               542,974             5,480,868
                                                                    ------------          ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....               (66,448)               51,164               (35,265)

Cash and cash equivalents at beginning of year ...........                79,386                28,222                63,487
                                                                    ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .................          $     12,938          $     79,386          $     28,222
                                                                    ============          ============          ============



Cash paid during the year for:
   Interest ..............................................          $    289,127          $    264,475          $     93,406

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                        First            Second           Third            Fourth
                                       Quarter           Quarter         Quarter           Quarter
                                      --------          --------        --------          --------
                                                  (In Thousands Except Per Share Data)
2000:
TOTAL INTEREST INCOME                 $  4,742          $  5,266        $  6,087          $  5,875
TOTAL INTEREST EXPENSE                   2,835             3,214           3,689             3,587
PROVISION FOR LOAN LOSSES                  300               350             160               112
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES             1,607             1,702           2,238             2,176
SECURITIES GAINS (LOSSES)                   (7)               --               1                (5)
TOTAL NONINTEREST INCOME                   245               245             368               312
TOTAL NONINTEREST EXPENSE                1,386             1,519           1,805             1,670
INCOME TAX EXPENSE                         148                45             218               461
NET INCOME                                 311               383             584               351

PER COMMON SHARE:
   BASIC EARNINGS                         0.12              0.14            0.21              0.12
   DILUTED EARNINGS                       0.11              0.13            0.19              0.12

1999:
Total interest income                 $  3,698          $  3,975        $  4,163          $  4,303
Total interest expense                   2,109             2,200           2,346             2,484
Provision for loan losses                  150               205             285                24
Net interest income after
   provision for loan losses             1,439             1,570           1,532             1,579
Securities gains (losses)                   --                10              (2)                1
Total noninterest income                   226               186             231               193
Total noninterest expense                1,251             1,355           1,330             1,625
Income tax expense                         140               181              83              (265)
Net income                                 274               230             348               413

Per Common Share:
   Basic earnings                         0.10              0.09            0.13              0.16
   Diluted earnings                       0.09              0.08            0.12              0.15

1998:
Total interest income                 $  2,514          $  2,677        $  2,761          $  3,318
Total interest expense                   1,464             1,581           1,620             1,832
Provision for loan losses                  110                70              60                60
Net interest income after
   provision for loan losses               940             1,026           1,081             1,426
Securities gains (losses)                   --                14               1                --
Total noninterest income                   109               125             128               152
Total noninterest expense                  660               742             783             1,036
Income tax expense                         150               130             120               172
Net income                                 239               293             307               370

Per Common Share:
   Basic earnings                         0.11              0.12            0.14              0.15
         Diluted earnings .               0.10              0.12            0.12              0.15