Form 10QSB
period 2001-03-31
APPALACHIAN BANCSHARES INC
filed 2001-05-15
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                          Outstanding at May 14, 2001
                 -----                          ---------------------------
    Common Stock, $0.01 par value                        2,857,248

Transitional Small Business Disclosure Format:        Yes [ ]   No [X]

                          APPALACHIAN BANCSHARES, INC.

                           March 31, 2001 Form 10-QSB

                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of March 31, 2001
           and December 31, 2000..........................................................................     1

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2001 and 2000..................................................................     2

           Consolidated Statements of Comprehensive Income for the Three Months
           Ended March 31, 2001 and 2000..................................................................     3

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2000...........................................................     4

           Notes to Consolidated Financial Statements.....................................................     5

Item 2.    Management's Discussion and Analysis or Plan of Operation......................................     7

PART II.   OTHER INFORMATION

Item 5.    Other Information..............................................................................    12

Item 6.    Exhibits and Reports on Form 8-K...............................................................    12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             March 31, 2001          December 31,
                                                                                              (Unaudited)               2000
                                                                                             --------------         --------------
ASSETS
   Cash and due from banks ..........................................................        $    7,450,524         $   51,198,438
   Interest bearing deposits with other banks .......................................                26,421                 24,528
   Federal funds sold ...............................................................             5,909,971              6,573,000
   Securities available-for-sale ....................................................            37,009,124             32,540,634

   Loans ............................................................................           226,417,297            214,123,876
   Allowance for loan losses ........................................................            (2,533,434)            (2,210,603)
                                                                                             --------------         --------------
   Net Loans ........................................................................           223,883,863            211,913,273
   Premises and equipment, net ......................................................             6,693,093              6,615,352
   Cash surrender value on life insurance ...........................................             2,283,558              2,454,079
   Accrued interest .................................................................             2,640,509              2,255,356
   Intangibles, net .................................................................             2,080,202              2,109,638
   Other assets .....................................................................             1,336,779              1,337,362
                                                                                             --------------         --------------
       TOTAL ASSETS .................................................................        $  289,314,044         $  270,942,660
                                                                                             ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Deposits:
     Noninterest-bearing ............................................................        $   12,460,709         $    8,900,815
     Interest-bearing ...............................................................           220,284,809            205,268,008
                                                                                             --------------         --------------
       Total Deposits ...............................................................           232,745,518            214,168,823

   Securities sold under agreements to repurchase/Federal funds purchased ...........             2,280,646              2,845,355
   Accrued interest .................................................................             1,374,738              1,361,896
   Long-term debt ...................................................................            33,863,095             34,538,095
   Other liabilities ................................................................               561,864                359,004
                                                                                             --------------         --------------
       TOTAL LIABILITIES ............................................................           270,825,861            253,273,173
                                                                                             --------------         --------------

SHAREHOLDERS' EQUITY
   Common stock ($0.01 par value; 20,000,000 shares authorized, 3,110,248 shares issued at March 31, 2001 and at
     December 31, 2000) .............................................................                31,102                 31,102
   Treasury Stock, 88,000 shares, at cost ...........................................            (2,255,205)            (2,255,205)
   Capital surplus ..................................................................            14,606,889             14,606,889
   Retained earnings ................................................................             5,893,897              5,289,795
   Accumulated comprehensive income (loss): unrealized gains (losses)
     on investment securities available-for-sale, net of tax ........................               211,500                 (3,094)
                                                                                             --------------         --------------
       TOTAL SHAREHOLDERS' EQUITY ...................................................            18,488,183             17,669,487
                                                                                             --------------         --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................        $  289,314,044         $  270,942,660
                                                                                             ==============         ==============

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                                Three Months Ended
                                                                                     March 31
                                                                         ---------------------------------
                                                                             2001                 2000
                                                                         ------------        -------------
INTEREST INCOME
   Interest and fees on loans ...................................        $  5,482,701        $   4,172,811
   Interest on investment securities:
     Taxable securities .........................................             420,039              407,349
     Nontaxable securities ......................................             117,991              120,295
   Interest on deposit in other banks ...........................                 581                2,637
   Interest on federal funds sold ...............................             156,675               38,825
                                                                         ------------        -------------
       TOTAL INTEREST INCOME ....................................           6,177,987            4,741,917
                                                                         ------------        -------------

INTEREST EXPENSE
   Interest on deposits .........................................           3,003,251            2,404,828
   Interest on federal funds purchased and securities
     sold under agreements to repurchase ........................              32,811              360,996
   Interest on long-term debt ...................................             611,749               69,235
                                                                         ------------        -------------
       TOTAL INTEREST EXPENSE ...................................           3,647,811            2,835,059
                                                                         ------------        -------------

NET INTEREST INCOME .............................................           2,530,176            1,906,858
   Provision for loan losses ....................................             366,500              300,000
                                                                         ------------        -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .............           2,163,676            1,606,858

NONINTEREST INCOME
   Service charges on deposits ..................................             264,771              114,075
   Insurance commissions ........................................               9,831               11,468
   Other operating income .......................................             164,680              119,462
   Investment securities gains (losses) .........................              94,491               (6,680)
                                                                         ------------        -------------
       TOTAL NONINTEREST INCOME .................................             533,773              238,325
                                                                         ------------        -------------

NONINTEREST EXPENSES
   Salaries and employee benefits ...............................             861,761              705,977
   Occupancy expense ............................................             142,633               58,750
   Furniture and equipment expense ..............................             226,143               83,578
   Other operating expenses .....................................             601,060              537,799
                                                                         ------------        -------------
       TOTAL NONINTEREST EXPENSES ...............................           1,831,597            1,386,104
                                                                         ------------        -------------

Income before income taxes ......................................             865,852              459,079
Income tax expense ..............................................             261,750              148,294
                                                                         ------------        -------------

NET INCOME ......................................................        $    604,102        $     310,785
                                                                         ============        =============

EARNINGS PER COMMON SHARE
   Basic ........................................................        $        .21        $         .12
   Diluted ......................................................                 .19                  .11

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ........................................................           2,857,248            2,691,910
   Diluted ......................................................           3,108,480            2,865,423

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                             March 31
                                                                                   -----------------------------
                                                                                      2001              2000
                                                                                   ----------         ----------
Net Income ................................................................        $  604,102         $  310,785
Other comprehensive, net of tax:
   Unrealized gains on securities: Unrealized holding gains (losses)
     arising during the period ............................................           425,689           (131,972)
   Less: reclassification adjustments for (gains) losses
     included in net income ...............................................           (94,491)             6,680
                                                                                   ----------         ----------
                                                                                      331,198           (125,292)
   Income tax benefit related to items of other comprehensive income ......          (116,604)            44,610
                                                                                   ----------         ----------

Other comprehensive income (loss) .........................................           214,594            (80,682)
                                                                                   ----------         ----------

COMPREHENSIVE INCOME ......................................................        $  818,696         $  230,103
                                                                                   ==========         ==========

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                                     Three Months Ended
                                                                                                           March 31
                                                                                             -------------------------------------
                                                                                                  2001                   2000
                                                                                             --------------         --------------
OPERATING ACTIVITIES
   Net income .......................................................................        $      604,102         $      310,785
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for loan losses ........................................................               366,500                300,000
   Provision for depreciation, amortization and accretion ...........................               125,510                108,686
   Realized investment security (gains) losses ......................................               (94,491)                 6,680
   Increase in accrued interest receivable ..........................................              (186,430)              (334,946)
   Increase in cash surrender value of life insurance ...............................               (28,202)               (28,079)
   Increase in accrued interest payable .............................................                12,842                241,335
   Other ............................................................................                (2,318)               454,358
                                                                                             --------------         --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................               797,513              1,058,819

INVESTING ACTIVITIES
   Purchase of securities available-for-sale, net ...................................            (4,042,801)              (268,059)
   Net increase in loans to customers ...............................................           (12,293,421)           (21,119,719)
   Capital (expenditures) sales, net ................................................              (203,251)            (1,078,343)
                                                                                             --------------         --------------
       NET CASH USED IN INVESTING ACTIVITIES ........................................           (16,539,473)           (22,466,121)

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts and savings accounts ...............             7,454,583              5,195,649
   Net increase in certificates of deposit ..........................................            11,122,172              7,774,593
   Net decrease in short term borrowings ............................................              (564,709)              (832,609)
   Proceeds from issuance of  common stock ..........................................                    --                 78,547
   Net increase (decrease) in FHLB borrowings .......................................              (675,000)             4,750,000
                                                                                             --------------         --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................            17,336,986             16,966,180
                                                                                             --------------         --------------

Net increase (decrease) in cash and cash equivalents ................................             1,669,950             (4,441,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................            11,716,966              9,798,524
                                                                                             --------------         --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................        $   13,386,916         $    5,357,402
                                                                                             ==============         ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest .......................................................................        $    3,634,969         $    2,593,724
     Income taxes ...................................................................                    --                     --

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its two subsidiaries, Gilmer County Bank and Appalachian Community Bank (the "Banks"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements for the Company for the year ended December 31, 2000, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001.

NOTE B - INCOME TAXES

         The effective tax rate of approximately 30 percent and 32 percent for the three months ended March 31, 2001 and March 31, 2000, approximates the federal and state statutory rates less an adjustment for the effect of tax exempt securities.

NOTE C - INVESTMENT SECURITIES

         The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading securities", which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of Shareholder's equity (net of deferred tax effect).

         At March 31, 2001, the Company had net unrealized gains of $328,057 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in Shareholder's equity of $211,500, net of deferred tax liability. The net increase in Shareholder's Equity as a result of the SFAS 115 adjustment from December 31, 2000 to March 31, 2001 was $214,594.

NOTE D - SEGMENT INFORMATION

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE E - PENDING BUSINESS COMBINATION

The Company, on March 31, 2001, approved the proposed merger of its wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank, whereby, upon receipt of the necessary regulatory approvals, Appalachian Community Bank will be merged into Gilmer County Bank. On May 3, 2001, Gilmer County Bank filed an affiliate merger application with the Federal Deposit Insurance Corporation ("FDIC") seeking approval of the merger transaction. Following the approval of the FDIC, Gilmer County Bank will file articles of merger with the Georgia Department of Banking and Finance for its approval, and the merger will become effective upon the filing of the articles of merger. Gilmer County Bank, as the surviving bank in the merger, will change its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank." The Company anticipates that the merger will become effective during its third quarter.

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the consolidated financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or from anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates,
(iv) the inability of the Banks to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment.

         This discussion is intended to assist in an understanding of the Company's consolidated financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of this Report on Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

FINANCIAL CONDITION

DECEMBER 31, 2000 COMPARED TO MARCH 31, 2001

LOANS

         Loans comprised the largest single category of the Company's earning assets on March 31, 2001. Loans, net of unearned income and reserve for loan losses, were 77.4% of total assets at March 31, 2001. Total net loans were $223,883,863 at March 31, 2001, representing a 5.6% increase from the December 31, 2000, total of $211,913,273. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $3,805,461 or
9.7 percent from December 31, 2000 to March 31, 2001. Investment securities at March 31, 2001 were $37,009,124 compared with $32,540,634 at December 31, 2000, reflecting a 13.7 percent increase of 4,468,940. Federal funds sold were $5,909,971 at March 31, 2001, compared to the December 31, 2000, total of $6,573,000, a 10.1% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from the reinvestment of funds in loans and securities.

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 3.98 at December 31, 2000, to 5.05 at March 31, 2001. Total nonperforming assets at March 31, 2001, were $684,000,which primarily consisted of a loan to a local medical facility that is no longer in business. The Company is in process of attempting to convert collateral from this loan to cash. Nonperforming assets at December 31, 2000, were $556,000. The ratio of total nonperforming assets to total assets increased from 0.21% to 0.24% and the ratio of nonperforming loans to total loans decreased from 0.26% to 0.22% as compared to December 31, 2000.

DEPOSITS

         Total deposits of $232,745,518 at March 31, 2001, increased $18,576,695 or 8.7% over total deposits of $214,168,823 at year-end 2000. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $3,559,894 or 40.0% from year-end 2000 to March 31, 2001, and interest-bearing deposits increased $15,016,801 or 7.3% during the same period. Time deposits of $100,000 or more increased $3,900,797 or 9.9% during the same period.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $2,280,646 at March 31, 2001, a $564,709 decrease from the December 31, 2000, total of $2,845,355. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements. The decreased balances reflect the needs of these customers to increase their cash balances on hand.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $818,696 from December 31, 2000 to March 31, 2001, due to net earnings of $604,102 and a $214,594 increase as a result of unrealized gains on securities available-for-sale.

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

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001


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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $134.4 million or 59.4% of the total loan portfolio at March 31, 2001, and investment securities maturing in one year or less equaled $32,150 or 0.1% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $5,800,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         In an effort to maintain and improve the liquidity position of Gilmer County Bank, management made application for membership for Gilmer County Bank with the Federal Home Loan Bank of Atlanta in 1997. As a member of the Federal Home Loan Bank, Gilmer County Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The application was approved on April 17, 1997, and Gilmer County Bank received an initial credit line of up to $8,000,000. Gilmer County Bank's credit line was $23,800,000 at May 14, 2001. At March 31, 2001, the outstanding balance of Gilmer County Bank's credit line was $21,163,095. Appalachian Community Bank also has a credit line with the Federal Home Loan Bank, which provides for a credit line of up to $11,000,000. At March 31, 2001, Appalachian Community Bank's outstanding credit line balance was $8,100,000.

CAPITAL RESOURCES

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $16.2 million at March 31, 2001. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total Capital and was $18.7 million at March 31, 2001. The Company's percentage ratios as calculated under regulatory guidelines were 7.16% and 8.29% for Tier 1 and Total Capital,

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001


respectively, at March 31, 2001. The Company's Tier 1 and Total Capital exceeded the minimum ratio of 4% and 8%.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At March 31, 2001, the Company's leverage ratio was 5.83% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6% primary capital ratio. At March 31, 2001, the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.79%. At March 31, 2001, the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 11.75%.

         In January 2001, Appalachian Community Bank paid a $250,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001

SUMMARY

         Net earnings for the three months ended March 31, 2001, were $604,102 compared to net earnings of $310,785 for the same period in 2000. This represents a 94.4% increase in net earnings. Net interest income increased $623,318 (32.7%) during the first three months of 2001 as compared to the same period in 2000; noninterest expenses increased $445,493 (32.1%) during same period, while noninterest income increased by $295,448 (124.0%). Total interest expense increased $812,752 (28.7%) during the first three months of 2001 as compared to the same period in 2000.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2001, increased $1,436,070 (30.3%) as compared to the same period in 2000. This increase is attributable to the continued strong loan demand. Interest expense for the three months ended March 31, 2001, increased $812,752 (28.7%) compared to the same period of 2000. This increase was primarily due to an increase of $598,423 in interest expense accrued on deposit accounts. The remaining increase is attributed to interest expense on loans from the Federal Home Loan Bank and The Bankers Bank.

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $366,500 for the three months ended March 31, 2001, compared to $300,000 for the same period of 2000. Charge-offs exceeded recoveries by $43,669 for the three months ended March 31, 2001. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.12 percent at March 31, 2001, compared to 1.03 percent at year-end 2000.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 2001, was $533,773 compared to $238,325 for the same period of 2000. This increase was primarily due to an increase in service charges on deposit accounts of $150,696 in the first three months of 2001 as compared to the same period of 2000, and increases in other operating income of $45,218. Significant components of noninterest income changed as follows: Service charges on deposits increased $150,696 (132.1%), insurance commissions decreased $1,637 (14.3%), and other operating income increased $45,218.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended March 31, 2001, were $1,831,597, reflecting a 32.1% increase over the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which increased to $155,784 for the three months ended March 31, 2001, 22.1% higher than in the same period of 2000. Occupancy costs increased $83,883, and furniture and equipment expenses increased by $142,565. Other operating expenses increased by 11.8% to $601,060.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $261,750 for the three months ended March 31, 2001, increased $113,456 compared to the same period of 2000 due to increased profit levels.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001

transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company, on March 31, 2001, approved the proposed merger of its wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank, whereby, upon receipt of the necessary regulatory approvals, Appalachian Community Bank will be merged into Gilmer County Bank. On May 3, 2001, Gilmer County Bank filed an affiliate merger application with the Federal Deposit Insurance Corporation ("FDIC") seeking approval of the merger transaction. Following the approval of the FDIC, Gilmer County Bank will file articles of merger with the Georgia Department of Banking and Finance for its approval, and the merger will become effective upon the filing of the articles of merger. Gilmer County Bank, as the surviving bank in the merger, will change its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank." The Company anticipates that the merger will become effective during its third quarter.

         On April 12, 2000, the Board of Directors of the Company authorized a two-for-one share split of its common stock to be effected in the form of a common stock dividend. The share split will be completed by distributing one additional share of stock for each share held on the record date. The dividend will be payable on or about May 15, 2000, to shareholders of record as of the close of business on April 12, 2000. The number of shares outstanding after the split will be 2,526,910. The amounts pertaining to share data in this 10Q reflect this two-for-one split as applied to all periods presented.

         On May 10, 2000, the Board of Directors of the Company voted to change the par value of its common stock from $5.00 per share to $0.01 per share.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11  Computation of Net Income Per Share

         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

                          APPALACHIAN BANCSHARES, INC.

                                 MARCH 31, 2001

                                   SIGNATURES

         Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2001             APPALACHIAN BANCSHARES, INC.


                                 By:      /s/ Tracy R. Newton
                                       ---------------------------------------
                                       Tracy R. Newton
                                       President and CEO
                                       (Duly authorized officer)


                                 By:      /s/ Kent W. Sanford
                                       ---------------------------------------
                                       Kent W. Sanford
                                       Executive Vice President
                                       (Principal financial officer)