Form 10QSB
period 2001-06-30
APPALACHIAN BANCSHARES INC
filed 2001-08-13
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act for the transition period from          to
                                                     --------    --------

                        Commission file number: 000-21383


                          APPALACHIAN BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


            Georgia                                   58-2242407
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                         Outstanding at August 10, 2001
   -----------------------------             ------------------------------
   Common Stock, $0.01 par value                        2,858,648


Transitional Small Business Disclosure Format:   Yes  [ ]     No  [X]

                          APPALACHIAN BANCSHARES, INC.
                            JUNE 30, 2001 FORM 10-QSB


                                TABLE OF CONTENTS


                                                                                           Page No.
                                                                                           --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition at June 30, 2001
            and December 31, 2000 .................................................           1

          Consolidated Statements of Income For the Three Months and Six Months
            Ended June 30, 2001 and 2000 ..........................................           2

          Consolidated Statements of Comprehensive Income For the Three Months
            and Six Months Ended June 30, 2001 and 2000 ...........................           3

          Consolidated Statements of Cash Flows For the Six Months Ended
            June 30, 2001 and 2000 ................................................           4

          Notes to Consolidated Financial Statements ..............................           5

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operation ..................................................           7


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters To A Vote of Security Holders .....................          13

  Item 5. Other Information .......................................................          13

  Item 6. Exhibits and Reports on Form 8-K ........................................          14

SIGNATURES

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          APPALACHIAN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         June 30, 2001           December 31,
ASSETS                                                                                    (Unaudited)                2000
                                                                                         -------------           -------------

Cash and due from banks .......................................................          $   6,119,918           $   5,119,438
Interest bearing deposits with other banks ....................................                131,942                  24,528
Federal funds sold ............................................................              4,426,000               6,573,000
                                                                                         -------------           -------------
   Cash and cash equivalents ..................................................             10,677,860              11,716,966

Securities available-for-sale .................................................             39,021,442              32,540,634

Loans .........................................................................            231,935,641             214,123,876
Allowance for loan losses .....................................................             (2,554,197)             (2,210,603)
                                                                                         -------------           -------------
   Net Loans ..................................................................            229,381,444             211,913,273

Premises and equipment, net ...................................................              6,668,809               6,615,352
Cash surrender value on life insurance ........................................              2,312,058               2,255,356
Accrued interest ..............................................................              2,374,848               2,454,079
Intangibles, net ..............................................................              2,050,765               2,109,638
Other assets ..................................................................              1,604,525               1,337,362
                                                                                         -------------           -------------

       TOTAL ASSETS ...........................................................          $ 294,091,751           $ 270,942,660
                                                                                         =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing ......................................................          $  15,041,588           $   8,900,815
     Interest-bearing .........................................................            223,257,446             205,268,008
                                                                                         -------------           -------------
       TOTAL DEPOSITS .........................................................            238,299,034             214,168,823

   Securities sold under agreements to repurchase .............................              1,277,163               2,845,355
   Accrued interest ...........................................................              1,294,349               1,361,896
   Long-term debt .............................................................             33,175,000              34,538,095
   Other liabilities ..........................................................                868,945                 359,004
                                                                                         -------------           -------------
       TOTAL LIABILITIES ......................................................            274,914,491             253,273,173
                                                                                         -------------           -------------

SHAREHOLDERS' EQUITY
   Common stock ($0.01 par value, 2000; 20,000,000 shares
     authorized, 3,111,248 shares issued at June 30, 2001;
     3,110,248 shares issued at December 31, 2000) ............................                 31,112                  31,102
   Paid-in capital ............................................................             14,610,879              14,606,889
   Retained earnings ..........................................................              6,653,077               5,289,795
   Treasury Stock, at cost (253,000 shares at June 30, 2001 and
     at December 31, 2000) ....................................................             (2,255,205)             (2,255,205)
   Accumulated other comprehensive income (loss): unrealized
     gains on investment securities available-for-sale, net of deferred tax ...                137,397                  (3,094)
                                                                                         -------------           -------------
       TOTAL SHAREHOLDERS' EQUITY .............................................             19,177,260              17,669,487
                                                                                         -------------           -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................          $ 294,091,751           $ 270,942,660
                                                                                         =============           =============

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                 Three Months Ended               Six Months Ended
                                                                      June 30                          June 30
                                                             --------------------------      -----------------------------
                                                                2001            2000             2001              2000
                                                             ----------      ----------      -----------      ------------

INTEREST INCOME
   Interest and fees on loans .........................      $5,477,965      $4,684,373      $10,960,666      $  8,857,184
   Interest on investment securities:
     Taxable securities ...............................         419,326         417,436          839,365           824,785
     Nontaxable securities ............................         128,642         112,345          246,633           232,640
   Interest on deposit in other banks .................           4,298           4,114            4,879             6,751
   Interest on federal funds sold .....................          98,198          47,200          254,873            86,025
                                                             ----------      ----------      -----------      ------------
       TOTAL INTEREST INCOME ..........................       6,128,429       5,265,468       12,306,416        10,007,385

INTEREST EXPENSE
   Interest on deposits ...............................       2,841,365       2,616,932        5,844,616         5,021,760
   Interest on federal funds purchased and
     securities sold under agreements to repurchase ...          43,147         132,934           75,958           202,169

   Interest expense on long-term debt .................         501,379         463,762        1,113,128           824,758
                                                             ----------      ----------      -----------      ------------
       TOTAL INTEREST EXPENSE .........................       3,385,891       3,213,628        7,033,702         6,048,687

NET INTEREST INCOME ...................................       2,742,538       2,051,840        5,272,714         3,958,698
Provision for loan losses .............................         126,000         350,000          492,500           650,000
                                                             ----------      ----------      -----------      ------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES ........................................       2,616,538       1,701,840        4,780,214         3,308,698

NONINTEREST INCOME
   Customer service fees ..............................          63,781         113,263          328,552           227,338
   Insurance commissions ..............................           8,057          14,167           17,888            25,635
   Other operating income .............................         197,736         117,426          362,416           236,888
   Investment securities gains (losses) ...............          24,181              --          118,672            (6,680)
                                                             ----------      ----------      -----------      ------------
       TOTAL NONINTEREST INCOME .......................         293,755         244,856          827,528           483,181

NONINTEREST EXPENSES
   Salaries and employee benefits .....................         875,482         666,507        1,737,243         1,372,484
   Occupancy expense ..................................         136,126          80,028          278,759           138,778
   Furniture and equipment expense ....................          65,478         103,987          291,621           187,565
   Other operating expenses ...........................         782,257         668,102        1,383,317         1,205,901
                                                             ----------      ----------      -----------      ------------
       TOTAL NONINTEREST EXPENSES .....................       1,859,343       1,518,624        3,690,940         2,904,728

Income before income taxes ............................       1,050,950         428,072        1,916,802           887,151
Income tax expense ....................................         291,770          45,000          553,520           193,294
                                                             ----------      ----------      -----------      ------------

NET INCOME ............................................      $  759,180      $  383,072      $ 1,363,282      $    693,857
                                                             ==========      ==========      ===========      ============

 EARNINGS PER COMMON SHARE
    Basic .............................................      $     0.27      $     0.14      $      0.48      $       0.25
    Diluted ...........................................            0.24            0.13             0.44              0.24

 WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .............................................       2,857,435       2,731,322        2,857,342         2,753,654
    Diluted ...........................................       3,108,227       2,952,446        3,108,134         2,938,131


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                      June 30                         June 30
                                                             -------------------------       ---------------------------
                                                                2001            2000             2001             2000
                                                             ---------       ---------       -----------       ---------
NET INCOME ............................................      $ 759,180       $ 383,072       $ 1,363,282       $ 693,857

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during the period ..............................        (89,369)          8,644           336,320        (123,328)
     Reclassification adjustments for (gains)
       losses included in net income ..................        (24,181)             --          (118,672)          6,680
                                                             ---------       ---------       -----------       ---------
       Net unrealized gains (losses) ..................       (113,550)          8,644           217,648        (116,648)
   Income tax (expense) benefit related to items of
     other comprehensive income .......................         39,447          (3,112)          (77,157)         41,498
                                                             ---------       ---------       -----------       ---------
Other comprehensive income (loss) .....................        (74,103)          5,532           140,491         (75,150)
                                                             ---------       ---------       -----------       ---------

COMPREHENSIVE INCOME ..................................      $ 685,077       $ 388,604       $ 1,503,773       $ 618,707
                                                             =========       =========       ===========       =========


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                         Six Months Ended June 30
                                                                     -------------------------------
                                                                         2001               2000
                                                                     ------------       ------------
OPERATING ACTIVITIES
   Net income .................................................      $  1,363,282       $    693,857
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses ................................           492,500            650,000
     Net depreciation and amortization ........................           338,391            238,508
     Realized investment security losses (gains) ..............          (118,672)             6,680
     Deferred tax benefit .....................................          (139,725)          (106,706)
     Decrease (increase) in accrued interest receivable .......            79,231           (511,195)
     (Decrease) increase in accrued interest payable ..........           (67,547)            99,271
     Other ....................................................           351,531          1,096,717
                                                                     ------------       ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ..............         2,298,991          2,167,132
                                                                     ------------       ------------

INVESTING ACTIVITIES
   Purchase of securities available-for-sale, net .............        (6,144,488)          (505,184)
   Net increase in loans to customers .........................       (18,063,558)       (41,828,289)
   Capital (expenditures) sales, net ..........................          (332,975)        (2,728,157)
                                                                     ------------       ------------
       NET CASH USED IN INVESTING ACTIVITIES ..................       (24,541,021)       (45,061,630)
                                                                     ------------       ------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
     and savings accounts .....................................         6,374,081          4,239,365
   Net increase in certificates of deposit ....................        17,756,130         16,693,093
   Net (decrease) increase in short-term borrowings ...........        (1,568,192)         1,633,256
   Proceeds from issuance of common stock .....................             4,000          4,289,794
   Purchase of treasury stock .................................                --         (1,827,205)
   (Repayments) proceeds from long-term debt ..................        (1,363,095)        15,928,571
                                                                     ------------       ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..............        21,202,924         40,956,874
                                                                     ------------       ------------

Net decrease in cash and cash equivalents .....................        (1,039,106)        (1,937,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............        11,716,966          9,798,524
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................      $ 10,677,860       $  7,860,900
                                                                     ============       ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest .................................................      $  7,101,249       $  5,949,416
     Income taxes .............................................           304,981                 --


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          APPALACHIAN BANCSHARES, INC.

                                  JUNE 30, 2001


NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank (the "Banks"). Appalachian Information Management, Inc. exists as a wholly-owned subsidiary of Gilmer County Bank providing data services to the Banks and other institutions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 2000, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001.


NOTE B - INCOME TAXES

         The effective tax rates of approximately 29 percent and 22 percent for the six months ended June 30, 2001 and 2000 are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


NOTE C - INVESTMENT SECURITIES

         The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading" securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

         At June 30, 2001, the Company had net unrealized gains of $214,507 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $137,397, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2000 to June 30, 2001 was $140,491.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          APPALACHIAN BANCSHARES, INC.

                                  JUNE 30, 2001


NOTE D - SEGMENT INFORMATION

         All of the Banks' offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and, therefore, feels that the basic financial statements and related footnotes provide details related to segment reporting.


NOTE E - PENDING BUSINESS COMBINATION

         On March 31, 2001, the Company approved the merger of its wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank, whereby Appalachian Community Bank will be merged into Gilmer County Bank. Gilmer County Bank received approval for the merger from the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance in July 2001. Gilmer County Bank will file articles of merger with the Georgia Secretary of State in August 2001. The merger will become effective upon the filing of the articles of merger. Gilmer County Bank, as the surviving bank in the merger, will change its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Banks in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Company and the Banks to maintain minimum regulatory capital standards, and (v) changes in the legislative and regulatory environment.

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

         The Company's operations are conducted through its subsidiaries Gilmer County Bank and Appalachian Community Bank (collectively, the "Banks"). Management continuously monitors the financial condition of the Banks in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition and results of operations are discussed in detail below.


FINANCIAL CONDITION

JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

         Loans comprised the largest single category of the Company's earning assets on June 30, 2001. Loans, net of unearned income and allowance for loan losses, were 78.0 percent of total assets at June 30, 2001. Total net loans were $229,381,444 at June 30, 2001, representing a 8.24 percent increase from $211,913,273 at December 31, 2000. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $4,333,808 or
11.08 percent from $39,113,634 at December 31, 2000 to $43,447,442 at June 30,
2001. Investment securities at June 30, 2001, were $39,021,442 compared with $32,540,634 at December 31, 2000, reflecting a 19.92 percent increase of $6,480,808. Federal funds sold were $4,426,000 at June 30, 2001, compared to the December 31, 2000 total of $6,573,000, a 32.66 percent decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from management's decision to shift short-term funds into higher rate longer-term securities and loans. Excess short-term funds had been previously accumulated due to Year 2000 liquidity requirements.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 3.98 to 11.61. Total non-performing assets at June 30, 2001, were $470,000, which consisted of $101,000 in consumer loans, $119,000 in loans secured by real estate and $250,000 of foreclosed real estate. Nonperforming assets at December 31, 2000, were $556,000. The ratio of total nonperforming assets to total assets declined from 0.21 percent at December 31, 2000 to 0.16 percent at June 30, 2001, and the ratio of nonperforming loans to total loans decreased from 0.26 percent at December 31, 2000 to 0.09 percent at June 30, 2001. All of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that the ratios are prone to erosion in future periods.

DEPOSITS

         Total deposits at June 30, 2001, were $238,299,034, an increase of $24,130,211 or 11.27 percent over total deposits of $214,168,823 at year-end 2000. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $6,140,773 or 68.99 percent from year-end 2000 to $15,041,588 at June 30, 2001, and interest-bearing deposits increased $17,989,438 or 8.76 percent during the same period to $223,257,446.


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $1,277,163 at June 30, 2001, a $1,568,192 decrease from the December 31, 2000 total of $2,845,355. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $1,507,773 from $17,669,487 at December 31, 2000 to $19,177,260 at June 30, 2001. This increase was attributable to net earnings of $1,363,282, net proceeds from the issuance of stock of $4,000 and additional gains of $140,491 resulting from the rise in the market value of securities available-for-sale, net of deferred taxes.

LIQUIDITY MANAGEMENT

         Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Banks' ability to meet the day-to-day cash flow requirements of their customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Banks would not be able to perform their primary function as financial intermediaries and would, therefore, not be able to meet the production and growth needs of the communities they serve.

         The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Banks to meet the needs of their customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Banks can meet the investment objectives of the Company's shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $104.9 million or 60.8 percent of the total loan portfolio at June 30, 2001, and investment securities maturing in one year or less equaled approximately $1.1 million or 2.75 percent of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $5,800,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         To maintain and improve their liquidity positions, the Banks are members of the Federal Home Loan Bank of Atlanta. As members of the Federal Home Loan Bank, the Banks are able to improve their ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Gilmer County Bank's credit line was approximately $23,800,000 as of June 30, 2001. At June 30, 2001, the outstanding balance of Gilmer County Bank's credit line was $20,475,000. Appalachian Community Bank also has a credit line of up to $11,000,000. At June 30, 2001, Appalachian Community Bank's outstanding credit line balance was $8,100,000.

CAPITAL RESOURCES

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Banks are subject to guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $17.0 million at June 30, 2001. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $19.5 million at June 30, 2001. The Company's percentage ratios as calculated under regulatory guidelines were 7.44 percent and 8.56 percent for Tier 1 and Total Capital, respectively, at June 30, 2001, exceeding the minimum ratios of 4 percent and 8 percent, respectively.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At June 30, 2001, the Company's leverage ratio was 5.92 percent exceeding the regulatory minimum requirement of 4 percent.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposed an 8 percent primary capital ratio as a condition to the approval of Gilmer County Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement was imposed during the first three years of Gilmer County Bank's operation. Accordingly, on March 3, 1998 Gilmer County Bank became subject to a 6 percent primary capital ratio. At June 30, 2001, the capital ratio as calculated under the DBF standard for Gilmer County Bank was 7.98 percent. At June 30, 2001, the capital ratio as calculated under the DBF standard for Appalachian Community Bank was 11.75 percent.

         In 2001, the Banks paid a $250,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.


RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

SUMMARY

         Net earnings for the six months ended June 30, 2001, were $1,363,282 compared to net earnings of $693,857 for the same period in 2000. This 96.48 percent increase in net earnings is primarily attributable to the increased gross interest margin, $1,314,016 greater in 2001 than 2000, while holding the net of noninterest income and expenses to only a $444,865 net increase in cost. Net interest income increased $1,314,016 (33.19 percent) during the first six months of 2001 as compared to the same period in 2000; noninterest expenses increased $786,212 (27.07 percent) during same period, while noninterest income increased by $344,347 (71.27 percent). Total interest expense increased $985,015 (16.28 percent) during the first six months of 2001 as compared to the same period in 2000.

         Net earnings for the quarter ended June 30, 2001, were $759,180 compared to net earnings of $383,072 for the quarter ended June 30, 2000. This represents a 98.18 percent increase as compared to the same period in 2000 and is a result of the same improvements as noted for the six months ended June 30, 2001 and 2000. Total interest expense increased by $172,263 as compared to the same period in 2000. Net interest income increased $690,698 during the three months ended June 30, 2001, as compared to the same period in 2000; noninterest expenses increased $340,719 during the same period, while noninterest income increased by $48,899.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2001, increased $2,299,031 (22.97 percent) from the same period in 2000. Interest expense for the six months ended June 30, 2001, increased $985,015 or (16.28 percent) compared to the same period in 2000. These overall increases in interest income and expenses are a result of increased volume and managements efforts to improve the Company's interest rate spread.

         Net interest income increased $690,698 or 33.66 percent during the quarter ended June 30, 2001, as compared to the same period in 2000. An increase of $862,961 or 16.39 percent in revenue from earning assets is the primary reason for the increase in net interest income for the quarter.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $492,500 for the six months ended June 30, 2001, compared to $650,000 for the same period of 2000. Charge-offs exceeded recoveries by $148,906 for the six months ended June 30, 2001. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.10 percent at June 30, 2001, compared to 1.03 percent at year-end 2000.

         The provision for loan losses was $126,000 for the three months ended June 30, 2001, compared to $350,000 for the same period in 2000.

         The reduced provisions for the three and six-month periods ended June 30, 2001, as compared to the same periods of 2000 are directly attributable to a reduction in net charge-offs in 2001 compared to 2000.

NONINTEREST INCOME

         Noninterest income for the six months ended June 30, 2001, was $827,528 compared to $483,181 for the same period in 2000. This increase was primarily due to an increase in customer service fees of $101,204 in the first six months of 2001 as compared to the same period in 2000, and increases in other operating income of $125,528 and investment gains year-to-date of $118,672.

         Noninterest income increased by $48,899 or 19.97 percent in the second quarter of 2001 as compared to the same period in 2000.

NONINTEREST EXPENSES

         Noninterest expenses for the six months ended June 30, 2001, were $3,690,940, reflecting a 27.07 percent increase over the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which increased to $364,759 for the six months ended June 30, 2001,
26.58 percent higher than in the same period in 2000. Occupancy costs increased $139,981 and furniture and equipment expenses increased by $104,056. Other operating expenses rose by 14.71 percent to $1,383,317.

         Noninterest expenses increased by $340,719 for the quarter ended June 30, 2001, as compared to the same period in 2000. Salaries and employee benefits increased by $208,975 for the three months ended June 30, 2001, 31.35 percent higher than the same period in 2000. Occupancy costs increased by $56,098 and other operating expenses increased by $114,155 for the second quarter of 2001 as compared with the same period in 2000.

         Additional personnel, wage increases and internal growth accounted for the higher expenses.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes for the six months ended June 30, 2001, was $553,520, an increase of $360,226 compared to the same period in 2000 due to increased earnings.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produced dramatically different financial statement results. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for based on the values exchanged. Expanded and revised guidance is provided related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It also provides new standards for how these intangible assets should be accounted for after they have been initially recognized in the financial statements. The major changes required by this Statement relate to the discontinuance of the accounting practice of amortizing or expensing intangibles ratably over a prescribed time period. The new guidance requires that goodwill and certain other intangibles be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Additional disclosure requirements are also provided. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001.

Due to their recent issuance, the outcome of adopting SFAS No. 141 and SFAS No. 142 has not been fully analyzed or quantified by management, therefore, the future impact on the Company's consolidated financial statements cannot presently be projected.

                          APPALACHIAN BANCSHARES, INC.
                                  JUNE 30, 2001


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company was held on May 22, 2001, for the purpose of electing the Board of Directors of the Company and ratification of the appointment of the Company's independent auditors. The appointment of Schauer, Taylor, Cox, Vise and Morgan, P.C. as the Company's independent auditors was ratified with 1,913,183 votes for, 200 votes against and 14,721 votes abstained. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting were re-elected to serve as directors of the Company for a term of one year and until their successors have been elected and qualified or their earlier resignation, removal from office, or death.

               Directors Elected at Annual Meeting of Shareholders


                                        VOTES FOR          VOTES WITHHELD
                                        ---------          --------------

     Alan S. Dover                      1,927,932              172
     Charles A. Edmondson               1,928,064               40
     Roger E. Futch                     1,928,064               40
     Joseph C. Hensley                  1,928,064               40
     Frank E. Jones                     1,928,064               40
     J. Ronald Knight                   1,928,064               40
     Tracy R. Newton                    1,928,064               40
     Kent W. Sanford                    1,928,064               40
     P. Joe Sisson                      1,916,583           11,521
     Kenneth D. Warren                  1,928,064               40


ITEM 5.  OTHER INFORMATION

         On March 31, 2001, the Company approved the merger of its wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank, whereby Appalachian Community Bank will be merged into Gilmer County Bank. Gilmer County Bank received approval for the merger from the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance in July 2001. Gilmer County Bank will file articles of merger with the Georgia Secretary of State in August 2001. The merger will become effective upon the filing of the articles of merger. Gilmer County Bank, as the surviving bank in the merger, will change its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank."

                          APPALACHIAN BANCSHARES, INC.
                                  JUNE 30, 2001



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11 - Computation of Earnings Per Share

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on June 5, 2001, to report a press release regarding the Company's investigation into a certain inter-dealer trade in the Company's common stock.

                          APPALACHIAN BANCSHARES, INC.
                                  JUNE 30, 2001


                                   SIGNATURES



     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 13, 2001

                                      APPALACHIAN BANCSHARES, INC.


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