Form 10QSB
period 2001-09-30
APPALACHIAN BANCSHARES INC
filed 2001-11-13
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                          Outstanding at November 7, 2001
   -----------------------------             -------------------------------
   Common Stock, $0.01 par value                        2,863,193


Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                          APPALACHIAN BANCSHARES, INC.
                               SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                                                             Page No.
                                                                                                             --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at September 30, 2001
             and December 31, 2000.....................................................................             1

           Consolidated Statements of Income For the Three Months and Nine Months
             Ended September 30, 2001 and 2000.........................................................             2

           Consolidated Statements of Comprehensive Income For the Three Months
             and Nine Months Ended September 30, 2001 and 2000.........................................             3

           Consolidated Statements of Cash Flows For the Nine Months Ended
             September 30, 2001 and 2000...............................................................             4

           Notes to Consolidated Financial Statements..................................................             5

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation........................................................................             7


PART II. OTHER INFORMATION

  Item 5.  Other Information...........................................................................            14

  Item 6.  Exhibits and Reports on Form 8-K............................................................            14

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            September 30, 2001        December 31,
ASSETS                                                                                          (Unaudited)               2000
                                                                                            ------------------       --------------

Cash and due from banks ..............................................................        $    6,095,863         $    5,119,438
Interest bearing deposits with other banks ...........................................               937,055                 24,528
Federal funds sold ...................................................................             5,087,000              6,573,000
                                                                                              --------------         --------------
   Cash and cash equivalents .........................................................            12,119,918             11,716,966

Securities available-for-sale ........................................................            44,858,322             32,540,634

Loans ................................................................................           241,633,250            214,123,876
Allowance for loan losses ............................................................            (2,730,873)            (2,210,603)
                                                                                              --------------         --------------
   Net Loans .........................................................................           238,902,377            211,913,273

Premises and equipment, net ..........................................................             6,904,105              6,615,352
Cash surrender value on life insurance ...............................................             2,339,352              2,255,356
Accrued interest .....................................................................             2,476,046              2,454,079
Intangibles, net .....................................................................             2,021,328              2,109,638
Other assets .........................................................................             1,067,638              1,337,362
                                                                                              --------------         --------------

       TOTAL ASSETS ..................................................................        $  310,689,086         $  270,942,660
                                                                                              ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing .............................................................        $   13,986,817         $    8,900,815
     Interest-bearing ................................................................           240,336,681            205,268,008
                                                                                              --------------         --------------
       TOTAL DEPOSITS ................................................................           254,323,498            214,168,823

   Securities sold under agreements to repurchase ....................................             1,701,440              2,845,355
   Accrued interest ..................................................................             1,217,219              1,361,896
   Long-term debt ....................................................................            32,541,667             34,538,095
   Other liabilities .................................................................               688,837                359,004
                                                                                              --------------         --------------
       TOTAL LIABILITIES .............................................................           290,472,661            253,273,173
                                                                                              --------------         --------------

SHAREHOLDERS' EQUITY
   Common stock ($0.01 par value; 20,000,000 shares
     authorized, 3,116,193 shares issued at September 30, 2001;
     3,110,248 shares issued at December 31, 2000) ...................................                31,162                 31,102
   Paid-in capital ...................................................................            14,676,860             14,606,889
   Retained earnings .................................................................             7,197,412              5,289,795
   Treasury stock, at cost (253,000 shares at September 30, 2001
     and at December 31, 2000) .......................................................            (2,255,205)            (2,255,205)
   Accumulated other comprehensive income (loss): unrealized
     gains on investment securities available-for-sale, net of deferred tax ..........               566,196                 (3,094)
                                                                                              --------------         --------------

       TOTAL SHAREHOLDERS' EQUITY ....................................................            20,216,425             17,669,487
                                                                                              --------------         --------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................        $  310,689,086         $  270,942,660
                                                                                              ==============         ==============

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30                       September 30
                                                            ------------------------------      --------------------------------
                                                                2001              2000              2001               2000
                                                            ------------      ------------      -------------      -------------

 INTEREST INCOME
   Interest and fees on loans .........................     $  5,645,530      $  5,491,907      $  16,606,196      $  14,349,091
   Interest on investment securities:
     Taxable securities ...............................          411,926           441,699          1,251,291          1,266,484
     Nontaxable securities ............................          128,666            99,684            375,299            332,324
   Interest on deposit in other banks .................               12             1,180              4,891              7,931
   Interest on federal funds sold .....................           72,500            52,203            327,373            138,228
                                                            ------------      ------------      -------------      -------------
       TOTAL INTEREST INCOME ..........................        6,258,634         6,086,673         18,565,050         16,094,058

INTEREST EXPENSE
   Interest on deposits ...............................        2,820,755         2,963,464          8,665,371          7,985,224
   Interest on federal funds purchased and
     securities sold under agreements to repurchase ...           12,902           119,584             88,860            321,753
   Interest expense on long-term debt .................          555,779           605,748          1,668,907          1,430,506
                                                            ------------      ------------      -------------      -------------
       TOTAL INTEREST EXPENSE .........................        3,389,436         3,688,796         10,423,138          9,737,483

NET INTEREST INCOME ...................................        2,869,198         2,397,877          8,141,912          6,356,575
Provision for loan losses .............................          326,000           160,000            818,500            810,000
                                                            ------------      ------------      -------------      -------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES ........................................        2,543,198         2,237,877          7,323,412          5,546,575

NONINTEREST INCOME
   Customer service fees ..............................          148,204           133,771            476,756            361,109
   Insurance commissions ..............................           16,179            14,673             34,067             40,308
   Other operating income .............................           67,099           219,859            429,515            456,747
   Investment securities gains (losses) ...............          (19,008)              513             99,664             (6,167)
                                                            ------------      ------------      -------------      -------------
       TOTAL NONINTEREST INCOME .......................          212,474           368,816          1,040,002            851,997

NONINTEREST EXPENSES
   Salaries and employee benefits .....................          931,024           856,555          2,668,267          2,229,039
   Occupancy expense ..................................           95,146           100,000            373,905            238,778
   Furniture and equipment expense ....................          214,490           146,437            506,111            334,002
   Other operating expenses ...........................          699,176           702,398          2,082,493          1,908,299
                                                            ------------      ------------      -------------      -------------
       TOTAL NONINTEREST EXPENSES .....................        1,939,836         1,805,390          5,630,776          4,710,118

Income before income taxes ............................          815,836           801,303          2,732,638          1,688,454
Income tax expense ....................................         (271,500)         (217,704)          (825,020)          (410,998)
                                                            ------------      ------------      -------------      -------------

NET INCOME ............................................     $    544,336      $    583,599      $   1,907,618      $   1,277,456
                                                            ============      ============      =============      =============

 EARNINGS PER COMMON SHARE
    Basic .............................................     $       0.19      $       0.21      $        0.67      $        0.47
    Diluted ...........................................             0.18              0.19               0.62               0.44

 CASH DIVIDENDS DECLARED PER COMMON SHARE .............     $       0.00      $       0.00      $        0.00      $        0.00

 WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .............................................        2,858,628         2,831,071          2,857,775          2,721,195
    Diluted ...........................................        3,096,607         3,082,015          3,098,359          2,924,217

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                Three Months Ended                  Nine Months Ended
                                                                    September 30                       September 30
                                                            ----------------------------      --------------------------------
                                                                2001             2000             2001                2000
                                                            -----------      -----------      -------------      -------------

NET INCOME ............................................     $   544,336      $   583,599      $   1,907,618      $   1,277,456

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during the period ..............................         631,681          457,002            968,001            333,674
     Reclassification adjustments for (gains)
       losses included in net income ..................          19,008             (513)           (99,664)             6,167
                                                            -----------      -----------      -------------      -------------
       Net unrealized gains ...........................         650,689          456,489            868,337            339,841
   Income tax expense related to items of
     other comprehensive income .......................        (221,890)        (160,588)          (299,047)          (119,090)
                                                            -----------      -----------      -------------      -------------
Other comprehensive income ............................         428,799          295,901            569,290            220,751
                                                            -----------      -----------      -------------      -------------

COMPREHENSIVE INCOME ..................................     $   973,135      $   879,500      $   2,476,908      $   1,498,207
                                                            ===========      ===========      =============      =============

Total Interest Expense

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended September 30
                                                                         -------------------------------------
                                                                              2001                    2000
                                                                         --------------         --------------
OPERATING ACTIVITIES
   Net income ...................................................        $    1,907,618         $    1,277,456
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses ..................................               818,500                810,000
     Net depreciation and amortization ..........................               498,591                415,594
     Realized investment security losses (gains) ................               (99,664)                 6,167
     Deferred tax benefit .......................................              (139,725)              (133,412)
     Increase in accrued interest receivable ....................               (21,967)              (615,534)
     (Decrease) increase in accrued interest payable ............              (144,677)               342,993
     Other, net .................................................               321,667                372,000
                                                                         --------------         --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ................             3,140,343              2,475,264
                                                                         --------------         --------------

INVESTING ACTIVITIES
   Purchase of securities available-for-sale, net ...............           (11,349,687)              (232,968)
   Net increase in loans to customers ...........................           (28,414,486)           (50,955,804)
   Capital expenditures, net ....................................              (699,034)            (2,924,753)
   Proceeds from the disposition of foreclosed real estate ......               641,454                     --
                                                                         --------------         --------------
       NET CASH USED IN INVESTING ACTIVITIES ....................           (39,821,753)           (54,113,525)
                                                                         --------------         --------------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
     and savings accounts .......................................             6,146,401              8,291,506
   Net increase in certificates of deposit ......................            34,008,274             23,505,881
   Net (decrease) increase in short-term borrowings .............            (1,143,915)             1,293,795
   Proceeds from issuance of common stock .......................                70,030              4,782,346
   Purchase of treasury stock ...................................                    --             (1,827,205)
   (Repayments) proceeds from long-term debt ....................            (1,996,428)            16,178,571
                                                                         --------------         --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ................            37,084,362             52,224,894
                                                                         --------------         --------------

Net increase in cash and cash equivalents .......................               402,952                586,633

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................            11,716,966              9,798,524
                                                                         --------------         --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $   12,119,918         $   10,385,157
                                                                         ==============         ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest ...................................................        $   10,567,815         $    9,394,490
     Income taxes ...............................................               879,981                295,125

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          APPALACHIAN BANCSHARES, INC.

                               SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Appalachian Community Bank (the "Bank"). Appalachian Information Management, Inc. exists as a wholly-owned subsidiary of Appalachian Community Bank providing data services to the Bank and other institutions. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 2000, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001.


NOTE B - INCOME TAXES

         The effective tax rates of approximately 30 percent and 24 percent for the nine months ended September 30, 2001 and 2000, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

         At September 30, 2001, the Company had net unrealized gains of $865,196 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $566,196, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2000 to September 30, 2001 was $569,290.

NOTE D - STOCK OPTIONS

         On July 10, 2001, the Company issued 50,000 options on its shares of common stock to staff members at an exercise price of $14.00 per share. These options vest over a period of five years.


NOTE E - SEGMENT INFORMATION

         All of the Banks' offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


NOTE F - BUSINESS COMBINATION

         Effective August 13, 2001, the Company's wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank were merged together. Regulatory approval for the merger was received by the Company from the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance. Pursuant to the merger, Gilmer County Bank, as the surviving bank in the merger, changed its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and its subsidiary, Appalachian Community Bank (the "Bank") in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates, (iv) the inability of the Company and the Bank to maintain minimum regulatory capital standards, and (v) changes in the legislative and regulatory environment.

         This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of this Report on Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

         The Company's operations are conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition and results of operations are discussed in detail below.


FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

         Loans comprised the largest single category of the Company's earning assets at September 30, 2001. Loans, net of unearned income and allowance for loan losses, were 76.9% of total assets at September 30, 2001. Total net loans were $238,902,377 at September 30, 2001, representing a 12.74% increase from $211,913,273 at December 31, 2000. This increase is due in part to the opening of a Loan Production Office (LPO) in Blue Ridge, Georgia during July 2001. The LPO has been staffed by seasoned lenders from the market area. We expect loan growth in the Blue Ridge market to continue to grow. The Ellijay and Blairsville markets have continued to be strong lending markets due to the continued population growth.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         Investment securities and federal funds sold increased $10,831,688 or 27.69% from $39,113,634 at December 31, 2000 to $49,945,322 at September 30,
2001. Investment securities at September 30, 2001, were $44,858,322 compared with $32,540,634 at December 31, 2000, reflecting a 37.85% increase of $12,317,688. Federal funds sold were $5,087,000 at September 30, 2001, compared to the December 31, 2000 total of $6,573,000, a 22.61% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Bank. The decrease in federal funds sold resulted from management's decision to shift short-term funds into higher rate longer-term securities and loans. Excess short-term funds had been previously accumulated due to Year 2000 liquidity requirements.

ASSET QUALITY

         Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 3.98 at December 31, 2000 to
10.97 at September 30, 2001. Total non-performing assets at September 30, 2001, were $249,000, which consisted of $87,000 in consumer loans, $100,000 in loans secured by real estate and $62,000 of foreclosed real estate. Nonperforming assets at December 31, 2000, were $556,000. The ratio of total nonperforming assets to total assets declined from 0.21% at December 31, 2000 to 0.08% at September 30, 2001, and the ratio of nonperforming loans to total loans decreased from 0.26% at December 31, 2000 to 0.08% at September 30, 2001. All of these ratios remain favorable as compared with industry averages, however, due to a weakening economy both on a national and statewide basis, these ratios could erode over the next several quarters.

DEPOSITS

         Total deposits at September 30, 2001, were $254,323,498, an increase of $40,154,675 or 18.75% over total deposits of $214,168,823 at year-end 2000.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $5,086,002 or 57.14% from year-end 2000 to $13,986,817 at September 30, 2001, and interest-bearing deposits increased $35,068,673 or 17.08% during the same period to $240,336,681.


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase totaled $1,701,440 at September 30, 2001, a $1,143,915 decrease from the December 31, 2000 total of $2,845,355. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Banks' corporate customers that participate in repurchase agreements.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $2,546,938, from $17,669,487 at December 31, 2000 to $20,216,425 at September 30, 2001. This increase was attributable to net earnings of $1,907,618, net proceeds from the issuance of stock of $70,030 and additional gains of $569,290 resulting from the rise in the market value of securities available-for-sale, net of deferred taxes.

LIQUIDITY MANAGEMENT

         Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform its primary function as a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

         The objective of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can meet the investment objectives of the Company's shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $154 million or 63.7% of the total loan portfolio at September 30, 2001, and investment securities maturing in one year or less equaled approximately $94,000 or .2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         To maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $29,270,000 as of September 30, 2001. At September 30, 2001, the outstanding balance of Appalachian Community Bank's credit line was $27,941,667.

CAPITAL RESOURCES

         A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

         Federal Capital Standards. The Company and the Bank are subject to federal guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $17.6 million at September 30, 2001. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $20.4 million at September 30, 2001. The Company's percentage ratios as calculated under regulatory guidelines were 7.10% and 8.20% for Tier 1 and Total Capital, respectively, at September 30, 2001, exceeding the minimum ratios of 4% and 8%, respectively.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At September 30, 2001, the Company's leverage ratio was 5.94% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposes a 6% primary capital ratio. This standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. At September 30, 2001, the capital ratio as calculated under the DBF standard for the Bank was 8.67%.

         In 2001, the Bank paid a $250,000 dividend to the Company, which will be used by the Company for repayment of debt and other expenses.

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SUMMARY

         Net earnings for the nine months ended September 30, 2001, were $1,907,618 compared to net earnings of $1,277,456 for the same period in 2000. This 49.33% increase in net earnings is primarily attributable to a diligent effort by management to increase the net interest margin and noninterest income. Loan and deposit pricing strategies have been implemented to closely monitor the Bank's net interest margin. Net interest income increased $1,785,337 (28.09%) during the first nine months of 2001 as compared to the same period in 2000; noninterest expenses increased $920,658 (19.55%) during same period, while noninterest income increased by $188,005 (22.07%). Total interest expense increased $685,655 (7.04%) during the first nine months of 2001 as compared to the same period in 2000.

         Net earnings for the quarter ended September 30, 2001, were $544,336 compared to net earnings of $583,599 for the quarter ended September 30, 2000. This represents a 6.73% decrease as compared to the same period in 2000 and is a result of increased loan loss provision accruals in anticipation of a slowing economy. Total interest expense decreased by $299,360 as compared to the same period in 2000. Net interest income increased $471,321 during the three months ended September 30, 2001, as compared to the same period in 2000; noninterest expenses increased $134,446 during the same period, while noninterest income decreased by $156,432.

NET INTEREST INCOME

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2001, increased $2,470,992 (15.35%) from the same period in 2000. Interest expense for the nine months ended September 30, 2001, increased $685,655 or (7.04%) compared to the same period in 2000. The overall increase in net interest income is a result of increased volume and management's efforts to improve the Company's interest rate spread.

         Net interest income increased $471,321 or 19.66% during the quarter ended September 30, 2001, as compared to the same period in 2000. An increase of $171,961 or 2.83% in revenue from earning assets and the decrease in interest expense of $299,360 or 8.12% are the reasons for the increase in net interest income for the quarter.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $818,500 for the nine months ended September 30, 2001, compared to $810,000 for the same period of 2000. Charge-offs exceeded recoveries by $298,230 for the nine months ended September 30, 2001. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.13% at September 30, 2001, compared to 1.03% at year-end 2000.

         The provision for loan losses was $326,000 for the three months ended September 30, 2001, compared to $160,000 for the same period in 2000.

         The increased provisions for the three and nine-month periods ended September 30, 2001, as compared to the same periods of 2000 are attributable to management's anticipation of a slowing economy.

NONINTEREST INCOME

         Noninterest income for the nine months ended September 30, 2001, was $1,040,002 compared to $851,997 for the same period in 2000. This increase was primarily due to implementation of a more aggressive fee income program.

         Noninterest income decreased by $156,342 or 42.39% in the third quarter of 2001 as compared to the same period in 2000.

NONINTEREST EXPENSES

         Noninterest expenses for the nine months ended September 30, 2001, were $5,630,776, reflecting a 19.55% increase over the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which increased to $439,228 for the nine months ended September 30, 2001, 19.70% higher than in the same period in 2000. Occupancy costs increased $135,127 and furniture and equipment expense increased by $172,109. Other operating expenses rose by 9.13% to $2,082,493.

         Noninterest expenses increased by $134,446 for the quarter ended September 30, 2001, as compared to the same period in 2000. Salaries and employee benefits increased by $74,469 for the three months ended September 30, 2001, 8.69% higher than the same period in 2000. Occupancy costs decreased by $4,854 and furniture and equipment expense increased by $68,053. Other operating expenses decreased by $3,222 for the third quarter of 2001 as compared with the same period in 2000.

         Additional personnel, wage increases and internal growth accounted for the higher expenses.

INCOME TAXES

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes for the nine months ended September 30, 2001, was $825,020, an increase of $414,022 compared to the same period in 2000 due to increased earnings.

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

         In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

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

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In July 2001, the Bank opened a loan production office in Blue Ridge, Fannin County, Georgia. The Boards of Directors of the Company and the Bank believe that there is substantial opportunity for loan and deposit growth in the area surrounding Blue Ridge. The loan production office is located at 2835 Scenic Drive, Blue Ridge, Georgia, and operates out of a facility leased by the Bank and, as of September 30, 2001, employed 6 persons. Given the initial success of the loan production office and the growth opportunity in the area, the Bank has begun to seek regulatory approvals to convert the loan production office into a full service branch. The Company anticipates opening the branch in Blue Ridge in the first half of fiscal year 2002.

         On August 13, 2001, the Company completed the merger between its two wholly-owned subsidiaries, Gilmer County Bank and Appalachian Community Bank pursuant to which Appalachian Community Bank was merged into Gilmer County Bank. Regulatory approvals for the merger were received in July 2001. Gilmer County Bank, as the surviving bank in the merger, changed its legal name to Appalachian Community Bank. The Board of Directors of the Company determined that the name Appalachian Community Bank better reflected the regional nature of the Bank's operations. However, the Bank's office located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11 - Computation of Earnings Per Share

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 12, 2001


                                     APPALACHIAN BANCSHARES, INC.


                                     /s/ Tracy R. Newton
                                     ------------------------------------------
                                     Tracy R. Newton
                                     President and CEO
                                     (Duly authorized officer)


                                     /s/ Kent W. Sanford
                                     ------------------------------------------
                                     Kent W. Sanford
                                     Executive Vice President
                                     (Principal financial officer)