Form 10KSB
period 2001-12-31
APPALACHIAN BANCSHARES INC
filed 2002-04-01
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
                                   FORM 10-KSB
                                  ANNUAL REPORT
                           ---------------------------

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NO. 000-21383

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

                                 (706) 276-8000
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


         The issuer's revenues for its most recent fiscal year were $26,301,376.

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at March 28, 2002 was $42,390,418, based on a per share price of $17.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At March 28, 2002, there were 2,968,870 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_|   No |X|

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                          APPALACHIAN BANCSHARES, INC.

                         2001 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS



    ITEM NUMBER                                                                                          PAGE OR
   IN FORM 10-KSB                                      DESCRIPTION                                       LOCATION


      Item 1.             Business...............................................................           2

      Item 2.             Properties.............................................................           21

      Item 3.             Legal Proceedings......................................................           21

      Item 4.             Submission of Matters to a Vote of Security Holders....................           21

      Item 5.             Market for the Registrant's Common Equity and Related Shareholder
                          Matters................................................................           22

      Item 6.             Management's Discussion and Analysis of Financial
                          Condition and Results of Operations....................................           22

      Item 7.             Financial Statements...................................................          F-1

      Item 8.             Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................           34

      Item 9.             Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16(a) of the
                          Exchange Act...........................................................           35

      Item 10.            Executive Compensation.................................................           35

      Item 11.            Security Ownership of Certain Beneficial Owners
                          and Management.........................................................           35

      Item 12.            Certain Relationships and Related Transactions.........................           35

      Item 13.            Exhibits and Reports on Form 8-K.......................................           35

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer and Union Counties (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

         Appalachian Bancshares, Inc. (the "Company" or "Registrant") is a bank holding company which engages in providing a full range of banking services through its commercial bank subsidiary: Appalachian Community Bank, formerly the two separate banks; Gilmer County Bank and Appalachian Community Bank. During 2001 the two former subsidiary banks merged to become one bank. For the immediate future, the separate locations will continue to operate under their former names as trade names (the Company's bank subsidiary is referred to as the "Bank"). The Company was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the formerly named Gilmer County Bank. In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. In August 1996, the Company and Gilmer County Bank entered into a reorganization (the "Reorganization") pursuant to which the Company acquired 100% of the outstanding shares of Gilmer County Bank, and the shareholders of Gilmer County Bank became the shareholders of the capital stock of the Company.

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

         As mentioned above, during 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank were merged. Gilmer County Bank, the surviving bank, simultaneously changed its name to Appalachian Community Bank. The merger was consummated to facilitate greater cost efficiencies of operations, centralized management, consistency of regulatory compliance and to provide a stronger capital base from which to serve the communities in our market areas. The name change of Gilmer County Bank was desired to more clearly depict the overall geographic region in which we service customers.

         At December 31, 2001, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Bank on a consolidated basis.

         The Company's executive office is located at 829 Industrial Boulevard, Ellijay, Georgia, and its telephone number at such location is (706) 276-8000.

BUSINESS OF THE COMPANY

         The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the respective Bank would otherwise have to expand and diversify their business activities through newly formed subsidiaries, or through acquisitions. During the year 2000, Appalachian Information Management, Inc. ("AIM"), a Georgia corporation, was formed as a wholly-owned subsidiary of the Bank. AIM provides in-house data services to the Bank and offers data processing services to other institutions.

         While management of the Company has no present plans to engage in any other business activities, management may from time to time study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

THE BANK

         The formerly named Gilmer County Bank was organized in 1994 under the laws of the State of Georgia to conduct a commercial banking business in Gilmer County, Georgia. Gilmer County Bank was formed to meet the banking needs of individuals, small- to medium-sized businesses, and farmers, especially those engaged in apple and poultry production.

         Gilmer County Bank was organized by a group of individuals from Gilmer County and the surrounding area and commenced business from its main office location at 829 Industrial Boulevard, Ellijay, Georgia on March 3, 1995. Gilmer County Bank operated in development stage prior to that time.

         The former Appalachian Community Bank ("Appalachian") was organized in 1981 as an insured national bank chartered under the federal banking laws of the United States of America. During 1999, the Bank converted from a national bank to a state-chartered bank under the laws of the State of Georgia.

         The Bank conducts business in four locations in three counties and has correspondent relationships with several banks including the Bankers Bank, SunTrust Bank, SouthTrust Bank and the Federal Home Loan Bank of Atlanta. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's branches located in Gilmer County operate under the trade name "Gilmer County Bank."

BANKING SERVICES AND OPERATIONS

         The Bank performs banking services customary for full service banks of similar size and character. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. The Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area encompassing Gilmer County, Fannin County, Union County, Towns County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia.

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

EMPLOYEES

         Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. At December 31, 2001, the Bank had a total of 98 employees, 78 of which were full-time employees. The Company and the Bank are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

LENDING ACTIVITIES

         General. The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Bank makes consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the poultry industry constituted approximately 11.8% of the Bank's total loans at December 31, 2001.

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

         Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting approximately $202 million, or 81%, of the Bank's total loans at December 31, 2001. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, but exclude home equity loans, which are classified as consumer loans.

         Commercial Loans. The Bank makes loans for commercial purposes to various lines of businesses. At December 31, 2001, the Bank held approximately $29 million, or 12% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 2001, the Bank held approximately $19 million in consumer loans, representing 8% of the Bank's total loans.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers' loan committee. Individual officers' lending limits range from $15,000 to $150,000, depending on seniority and the type of loan. The officers' loan committee, which consists of the president, executive vice president and senior lending officer, has a lending limit of $200,000 for secured loans. Loans between $200,000 and $500,000 must be approved by a directors' loan committee, which is made up of the president, the senior lending officer and three outside directors. Loans above $500,000 require approval by the majority of the full board of directors.

         The Bank has a continuous loan review procedure involving multiple officers of the Bank that is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Bank has employed an in-house specialist to review all loans in excess of $100,000 and to periodically sample loans of $100,000 and less.

DEPOSITS

         The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other types of legal entities, including fiduciaries (such as private trusts). Qualified deposits are insured by the FDIC in an amount up to $100,000.

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2001.

                                   DEPOSIT MIX

                                                                                       DECEMBER 31, 2001
         Non-interest bearing demand............................................                6.38%
         Interest-bearing demand................................................               17.11%
         Savings................................................................               14.56%
         Time Deposits..........................................................               43.70%
         Certificates of Deposit of $100,000 or more............................               18.25%
                                                                                     ---------------
            Total...............................................................              100.00%
                                                                                     ===============

         The Bank is a member of the Cirrus ATM network of automated teller machines, which permits the Bank's customers to perform certain transactions in numerous cities throughout Georgia and in other states. The Bank's charter provides for trust powers but only upon application to the DBF. To date, the Bank has not submitted and has no plans to submit such an application.

COMPETITION AND MARKET AREA

         The banking business is highly competitive. The Bank competes with other commercial banks, thrift institutions, credit unions, and money market mutual fund providers operating in Ellijay, Gilmer County and Blairsville, Union County, Georgia and elsewhere. Some banks with which the Bank competes have significantly greater resources and higher lending limits (by virtue of their greater capitalization). Credit unions and money market mutual fund providers with which the Bank competes may have competitive advantages as a result of being subject to different, and possibly less stringent, regulatory requirements.

         The Bank serves the areas of Gilmer County, southwestern Fannin County, northern Pickens County, western Dawson County, southeastern Murray County, Union County, Towns County and Fannin County, Georgia.

         As of December 31, 2001, three non-locally owned banks had offices in Gilmer County and two locally owned banks had offices in Blairsville. BB&T, a bank holding company headquartered in Winston-Salem, North Carolina, operates a full service branch and a separate drive-thru facility in Gilmer County. Regions Bank, an Alabama bank holding company, operates one office in Gilmer County. United Community Bank, a branch of Peoples Bank in Fannin County, maintains a branch office in Gilmer County. Bank of Blairsville, a branch of Bank of Hiawassee, operates an office in Blairsville. Union County Bank, headquartered in Blairsville, operates an office in Blairsville. In addition, many local businesses and individuals have deposits outside the primary service areas of the Bank.

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


                           SUPERVISION AND REGULATION

GENERAL

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the FDIC. In addition, the Company is subject to certain periodic reporting and disclosure requirements of the Securities and Exchange Commission.

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

         De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The legislature of the State of Georgia has enacted an interstate banking statute which allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

         Georgia banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the Georgia Banking Department and the FDIC. Any approval by the Georgia Banking Department and the FDIC would take into consideration several factors, including the Bank's level of capital, the prospects and economics of the proposed branch office, the overall financial condition and safety and soundness of the applicant bank, and other considerations deemed relevant by the Georgia Banking Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

         A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

         Georgia law requires every bank holding company to obtain the prior approval of the Georgia Banking Department before acquiring more than 5% of the voting shares of any Georgia bank or all or substantially all of the assets of a Georgia bank, or before merging or consolidating with any Georgia bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Georgia bank unless the Georgia bank to be acquired has been in existence and continuously operating, on the date of the acquisition, for a period of five years or more.

         Georgia law contains provisions that limit interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Georgia law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending upon a number of factors, including conditions in the money markets, the cost and availability of funds and prevailing interest rates.

         Pursuant to Georgia law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any financial institution which would result in the change in control of that financial institution unless the Georgia Banking Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired "control" of a bank if the person or group directly or indirectly, or acting through one or more other persons, has the power to direct the management or policies of the financial institution or to vote 26% or more of any class of voting securities of the financial institution.

GRAMM-LEACH-BLILEY

         The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

         To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

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

         The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the Company does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as dividends paid by the Company to its shareholders.

         The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

         Under Georgia law, the Bank must obtain approval of the Georgia Banking Department before they may pay cash dividends out of retained earnings if (1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (3) the ratio of equity capital to adjusted assets is less than 6%.

CAPITAL ADEQUACY REQUIREMENTS

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The FDIC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

         The Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies.

         The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The risk-based capital guidelines of the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

MONETARY POLICIES

         The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                             Total Risk-Based    Tier 1 Risk-Based        Tier 1
                                              Capital Ratio        Capital Ratio      Leverage Ratio

       Well capitalized(1)                         > 10%                 > 6%              >  5%
                                                   -                     -                 -
       Adequately Capitalized(1)                   >  8%                 > 4%              >  4% (2)
                                                   -                     -                 -
       Undercapitalized(4)                          < 8%                 < 4%               < 4% (3)

       Significantly Undercapitalized(4)            < 6%                 < 3%               < 3%

       Critically Undercapitalized                  --                   --                 < 2% (5)
                                                                                            _

---------------------------
(1)  An institution must meet all three minimums.

(2)  > 3% for composite 1-rated institutions, subject to appropriate federal
     -
banking agency guidelines.

(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(5) Ratio of tangible equity to total assets.

         In addition, the Federal Reserve Board and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

REPORTING REQUIREMENTS

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.


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

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                            Taxable Equivalent Basis

                                                           Years Ended December 31,
                                   -----------------------------------------------------------------------
                                                    2001                                  2000
                                   --------------------------------------  -------------------------------
                                                 Interest   Average                 Interest     Average
                                    Average      Income/    Yields/     Average     Income/      Yields/
                                    Balance      Expense    Rates       Balance     Expense      Rates
                                   ----------    ---------- --------  ----------    ----------- ---------
                                                            (Dollars in thousands)
ASSETS
   Earning assets:
     Loans, net of unearned
       income (1) ..............     $234,031     $22,168        9.47%  $204,436     $19,633        9.60%
     Securities:
       Taxable .................       28,212       1,743        6.18     26,632       1,703        6.39
       Tax-exempt ..............       12,250         816        6.66      7,761         649        8.36
                                     --------     -------               --------     -------
     Total securities ..........       40,462       2,559        6.32     34,393       2,352        6.84

     Interest-bearing deposits .          387           5        1.29        515          30        5.83
     Federal funds sold ........        6,004         367        6.11      3,694         208        5.63
                                     --------     -------               --------     -------
       Total interest-
        earning assets (2) .....      280,884      25,099        8.94    243,038      22,223        9.14

   Non interest-earning assets:
     Cash and due from banks            5,190                              3,849
     Premises and equipment             6,791                              5,783
     Accrued interest and
       other assets.....                8,889                              9,274
     Allowance for loan losses         (2,587)                            (2,145)
                                     ---------                           --------

Total assets............             $299,167                           $259,799
                                     ========                           ========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
   Interest-bearing liabilities:
     Demand deposits ...........     $ 39,100         996        2.55%  $ 47,011       1,983        4.22%
     Savings deposits ..........       35,513       1,075        3.03     28,628       1,227        4.29
     Time deposits .............      153,348       9,224        6.02    120,433       7,710        6.40
                                     --------     -------               --------     -------
       Total deposits ..........      227,961      11,295        4.95    196,072      10,920        5.57

   Other short-term borrowings .        2,278         100        4.39      6,860         389        5.67
   Long-term debt ..............       33,028       2,280        6.90     29,024       2,017        6.95
                                     --------     -------               --------     -------
       Total interest-
         bearing liabilities ...      263,267      13,675        5.19    231,956      13,326        5.75

   Noninterest-bearing liabilities:
     Demand deposits....               13,972                             10,715
     Accrued interest and
       other liabilities                2,107                              2,083
     Shareholders' equity              19,821                             15,045
                                     --------                           --------


Total liabilities and
   shareholders' equity.             $299,167                           $259,799
                                     ========                           ========

Net interest income/net
   interest spread......                           11,424        3.75%                 8,897        3.39%
                                                                 =====                              =====
Net yield on earning assets                                      4.07%                              3.67%
                                                                 =====                              =====
Taxable equivalent adjustment:
   Loans................                               57                                 30
   Investment securities                              279                                222
                                                  -------                            -------
     Total taxable
       equivalent adjustment                          336                                252
                                                  -------                            -------

Net interest income.....                          $11,088                            $ 8,645
                                                  =======                            =======
                                       Years Ended December 31,
                                   ----------------------------------
                                                     1999
                                     --------------------------------
                                                Interest     Average
                                     Average    Income/      Yields/
                                     Balance    Expense      Rates
                                    ---------- ---------   -----------
ASSETS
   Earning assets:
     Loans, net of unearned
       income (1) ..............     $150,691    $13,827         9.18%
     Securities:
       Taxable .................       22,500      1,389         6.17
       Tax-exempt ..............       10,692        802         7.50
                                     --------    -------
     Total securities ..........       33,192      2,191         6.60

     Interest-bearing deposits .          258         16         6.20
     Federal funds sold ........        7,399        399         5.39
                                     --------    -------
       Total interest-
        earning assets (2) .....      191,540     16,433         8.58





   Non interest-earning assets:
     Cash and due from banks            4,644
     Premises and equipment             3,835
     Accrued interest and
       other assets.....                5,467
     Allowance for loan losses         (1,783)
                                     --------

Total assets............             $203,703
                                     ========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
   Interest-bearing liabilities:
     Demand deposits ...........     $ 46,222       1,857        4.02%
     Savings deposits ..........       31,017       1,256        4.05
     Time deposits .............       88,228       5,137        5.82
                                     --------     -------
       Total deposits ..........      165,467       8,250        4.99

   Other short-term borrowings .        2,498         112        4.48
   Long-term debt ..............       12,798         777        6.07
                                     --------     -------
       Total interest-
         bearing liabilities ...      180,763       9,139        5.06
                                                  -------
   Noninterest-bearing liabilities:
     Demand deposits....                9,558
     Accrued interest and
       other liabilities                1,432
     Shareholders' equity              11,950
                                      -------


Total liabilities and
   shareholders' equity.             $203,703
                                     ========

Net interest income/net
   interest spread......                            7,294        3.52%
                                                                =====
Net yield on earning assets                                      3.81%
                                                                =====
Taxable equivalent adjustment:
   Loans................                               19
   Investment securities                              274
                                                 --------
     Total taxable
       equivalent adjustment                          293
                                                 --------

Net interest income.....                         $  7,001
                                                 ========

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

         The following tables set forth, for the years ended December 31, 2001, 2000 and 1999 a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          RATE/VOLUME VARIANCE ANALYSIS
                            Taxable Equivalent Basis

                                           Average Volume                 Change in Volume      Average Rate
                                           --------------                 ----------------      ------------
                                           2001      2000       1999       2001-2000 2000-1999  2001      2000      1999
                                           ----      ----       ----       --------- ---------  ----      ----      ----
EARNING ASSETS:                                                          (Dollars in thousands)
Loans, net of unearned income (1)        $234,031   $204,436    $150,691   $29,595   $53,745     9.47%     9.60%   9.18%

Investment Securities:
Taxable                                    28,212     26,632      22,500     1,580     4,132     6.18      6.39    6.17
Tax exempt                                 12,250      7,761      10,692     4,489    (2,931)    6.66      8.36    7.50
                                         --------   --------    --------   -------   -------
Total investment securities                40,462     34,393      33,192     6,069     1,201     6.32      6.84    6.60
                                         --------   --------    --------   -------   -------
Interest-bearing deposits with other          387        515         258      (128)      257     1.29      5.83    6.20
banks
Federal funds sold                          6,004      3,694       7,399     2,310    (3,705)    6.11      5.63    5.39
                                         --------   --------    --------   -------   -------
Total earning assets                     $280,884   $243,038    $191,540   $37,846   $51,498     8.94      9.16    8.58
                                         ========   ========    ========   =======   =======

INTEREST-BEARING LIABILITIES:
Deposits:
Demand                                    $39,100    $47,011     $46,222   $(7,911)     $789     2.55      4.22    4.02
Savings                                    35,513     28,628      31,017     6,885    (2,389)    3.03      4.29    4.05
Time                                      153,348    120,433      88,228    32,915    32,205     6.02      6.40    5.82
                                         --------   --------    --------   -------   -------
Total deposits                            227,961    196,072     165,467    31,889    30,605     4.95      5.57    4.99

Other short-term borrowings                 2,278      6,860       2,498    (4,582)    4,362     4.39      5.67    4.48
Long-term debt                             33,028     29,024      12,798     4,004    16,226     6.90      6.95    6.07
                                         --------   --------    --------   -------   -------
Total interest-bearing liabilities       $263,267   $231,956    $180,763   $31,311   $51,193     5.19      5.75    5.06
                                        =========   ========    ========   =======   =======

Net interest income/net interest                                                                 3.75      3.39    3.52
spread

Net yield on earning assets                                                                      4.07      3.67    3.81

Net cost of funds                                                                                4.87      5.48    4.77

                                          Interest                                       Variance Attributed to (1)
                                                                                     ----------------------------------
                                       Income/Expense               Variance               2001               2000
                                ---------------------------    -------------------   ----------------   ---------------
                                  2001      2000      1999     2001-2000 2000-1999    Volume    Rate   Volume    Rate
                                --------  -------   -------    --------- ---------   --------   -----  -------   ------
                                                         (Dollars in thousands)
EARNING ASSETS:
  Loans, net of
   unearned income.......     $ 22,168   $19,633     $13,827     $ 2,535   $ 5,806    $2,804   $  (269) $ 5,146  $  660

Investment Securities:
  Taxable................        1,743     1,703       1,389          40       314        98       (58)     263      51
  Tax exempt.............          816       649         802         167      (153)      319      (152)    (238)     85
                              --------   -------     -------     -------   -------    ------   -------  -------  ------
   Total investment
     securities                  2,559     2,352       2,191         207       161       417      (210)      25     136
                              --------   -------     -------     -------   -------    ------   -------  -------  ------
Interest-bearing deposits
  with other banks.......            5        30          16         (25)       14        (6)      (19)      15      (1)
Federal funds sold.......          367       208         399         159      (191)      140        19     (208)     17
                              --------   -------     -------     -------   -------    ------   -------  -------  ------
   Total earning assets..       25,099    22,223      16,433       2,876     5,790     3,355      (479)   4,945     845
                              --------   -------     -------     -------   -------    ------   -------  -------  ------
Interest-bearing liabilities:
Deposits:................
  Demand.................          996     1,983       1,857        (987)      126      (294)     (693)      32      94
  Savings................        1,075     1,227       1,256        (152)      (29)      256      (408)    (101)     72
  Time...................        9,224     7,710       5,137       1,514     2,573     1,996      (482)   2,021     552
                              --------   -------     -------     -------   -------    ------   -------   -------  -----
   Total deposits........       11,295    10,920       8,250         375     2,670     1,958    (1,583)   1,952     718

Other short-term
  borrowings                       100       389         112        (289)      277      (216)      (73)     240      37
Long-term debt...........        2,280     2,017         777         263     1,240       278       (15)   1,113     127
                              --------   -------     -------     -------   -------    ------   -------  -------  ------
   Total interest-
     bearing liabilities.       13,675    13,326       9,139         349     4,187     2,020    (1,671)   3,305     882
                              --------   -------     -------     -------   -------    ------   -------  -------  ------
Net interest income/net
  interest spread              $11,424   $ 8,897     $ 7,294      $2,527   $ 1,603   $ 1,335   $ 1,192   $1,640    $(37)
                               =======   =======     =======      ======   =======   =======   =======   ======   =====

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

SECURITIES PORTFOLIO

         The carrying amount of securities at the end of each of the years presented is set forth in the following table:

                              SECURITIES PORTFOLIO

                                                                                      December 31,
                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)
SECURITIES AVAILABLE-FOR-SALE:
   U.S. Treasury and U.S. Government agencies...................     $      14,691   $      16,558   $       16,843
   Mortgage-backed securities...................................            19,340           6,149            6,248
   State and municipal securities...............................            13,805           8,276            4,717
   Equity securities............................................             1,558           1,558              728
                                                                     -------------   -------------   --------------

     Total......................................................     $      49,394   $      32,541   $       28,536
                                                                     =============   =============   ==============

SECURITIES HELD-TO-MATURITY:
   State and municipal securities...............................     $          --   $          --   $        5,800
                                                                     =============   =============   ==============

         Average taxable securities were 69.7% of the portfolio in 2001 compared to the prior year levels of 77.4% in 2000 and 67.8% in 1999. The increase in tax exempt securities from 2000 to 2001 reflects the Bank's intent to reduce the effect of federal income taxation.

         The maturities and weighted average yields of the investments in the 2001 portfolio of securities are presented below. The average maturity of the securities portfolio is 5.3 years with an average yield of 6.09%. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. Equity securities have been excluded since these instruments have no maturity date.

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                            Maturing
                                        ---------------------------------------------------------------------------
                                             Within           After One But       After Five But          After
                                            One Year        Within Five Years    Within Ten Years       Ten Years
                                            --------        -----------------    ----------------       ---------
                                        Amount     Yield    Amount     Yield     Amount    Yield    Amount    Yield
                                        ------    ------    ------     -----     ------    -----    ------    -----
                                                         (Amounts in thousands, except percentages)
SECURITIES AVAILABLE-FOR-SALE:

U.S. Government agencies               $7,609      5.59%    $ 3,607    5.22%     $3,475    6.23%    $    --   0.00%
Mortgage-backed                         1,855      2.54      14,750    5.73       2,735    5.91          --   0.00
State and municipal                        --      0.00       1,701    6.98       3,137    7.27       8,967   7.59
Equity securities                          --      0.00          --    0.00          --    0.00       1,558   5.22
                                       ------               -------              ------             -------
                                       $9,464      4.99     $20,058    5.74      $9,347    6.49     $10,525   7.24
                                       ======               =======              ======             =======


         There were no securities held by the Bank of which the aggregate value on December 31, 2001, exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

LOAN PORTFOLIO

         The following table shows the classification of loans by major category at December 31, 2001, and for each of the preceding four years.

                                 TYPES OF LOANS

                                                            December 31,
                             ------------------------------------------------------------------------------
                                      2001                       2000                       1999
                             ---------------------     ----------------------    ------------------------
                                           Percent                    Percent                    Percent
                              Amount      of Total      Amount        of Total       Amount      of Total
                            ---------    ----------    ---------    ----------    ---------    ----------
                                                        (Dollars in thousands)


Commercial, financial
 and agricultural ........  $  29,092        11.6%       $  36,320      17.0%        35,375         20.9%
Real estate - construction     54,255        21.7           22,057      10.3         13,941          8.2
Real estate - other (1) ..    147,852        59.0          136,718      63.8        103,413         61.2
Consumer .................     19,370         7.7           17,254       8.1         15,026          8.9
Other loans ..............         --         0.0            1,775       0.8          1,351          0.8
                            ---------       -----        ---------     -----     ----------        -----
                              250,569       100.0%         214,124     100.0%       169,106        100.0%
                            =========       =====        =========     =====     ==========        =====

Allowance for loan losses      (2,995)                      (2,211)                  (1,849)
                            ---------                    ---------               ----------

Net loans ................  $ 247,574                    $ 211,913               $  167,257
                            =========                    =========               ==========

                                               December 31,
                             ------------------------------------------------
                                       1998                     1997
                             ---------------------      ---------------------
                                           Percent                   Percent
                              Amount      of Total       Amount     of Total
                             ---------    --------      --------    ---------
                                         (Dollars in thousands)


Commercial, financial
 and agricultural ........   $  26,883        20.7%      $16,536         19.5%
Real estate - construction       8,543         6.6         5,119          6.1
Real estate - other (1) ..      78,965        60.8        50,928         60.2
Consumer .................      13,743        10.6        10,835         12.8
Other loans ..............       1,697         1.3         1,166          1.4
                             ---------       -----      --------        -----
                               129,831       100.0%       84,584        100.0%
                             =========       =====      ========        =====

Allowance for loan losses       (1,686)                     (930)
                             ---------                  --------

Net loans ................   $ 128,145                  $ 83,654
                             =========                  ========


(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.


         The following table shows the maturity distribution of selected loan classifications at December 31, 2001, and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                          Rate Structure for Loans
                                                     Maturity                              Maturing Over One Year
                               ------------------------------------------------------    ----------------------------
                                               Over One
                                  One            Year          Over                                       Floating or
                                Year or         Through        Five                      Predetermined    Adjustable
                                 Less         Five Years       Years         Total          Interest         Rate
                                                                                              Rate
                               ----------    ------------    ----------    ----------    -------------    -----------
                                                              (Amounts in thousands)
Commercial, financial
   and agricultural.........   $  12,995     $  14,221       $   1,876     $  29,092     $       5,234    $   10,863
Real estate - construction..      42,925         9,708           1,622        54,255             6,478         4,852
                               ---------     ---------       ---------     ---------     -------------    ----------

     Total..................   $  55,920     $  23,929       $   3,498     $  83,347     $      11,712    $   15,715
                               =========     =========       =========     =========     =============    ==========

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2001, and for each of the preceding four years.

                              NONPERFORMING ASSETS


                                                                                         December 31,
                                                            --------------------------------------------------------------------
                                                              2001            2000           1999            1998          1997
                                                            ---------       --------      ---------       ---------       ------
                                                                                (Amounts in thousands, except ratios)
Nonaccruing loans ......................................    $   1,642       $    385      $     344       $       4       $   15
Loans past due 90 days or more..........................           12             24             24              23           13
Restructured loans......................................           --             --             --              --           --
                                                            ---------       --------      ---------       ---------       ------
     Total nonperforming loans..........................        1,654            409            368              27           28
Nonaccruing securities..................................           --             --             --              --           --
Other real estate.......................................          133            147             --              --           --
                                                            ---------       --------      ---------       ---------       ------

     Total nonperforming assets.........................    $   1,787       $    556      $     368       $      27       $   28
                                                            =========       ========      =========       =========       ======

Ratios:
     Loan loss allowance to total nonperforming assets..         1.68           3.98           5.02           62.44        33.21
                                                            =========       ========      =========       =========       ======


     Total nonperforming loans to total loans
         (net of unearned interest).....................         0.66%          0.26%          0.22%           0.02%        0.03%
                                                            =========       ========      =========       =========       ======


     Total nonperforming assets to total assets.........         0.56%          0.21%          0.16%           0.01%        0.02%
                                                            =========       ========      =========       =========       ======

         It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. For each of the five years in the period ended December 31, 2001, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

         There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $2,995,362 in the allowance for loan losses at December 31, 2001, (1.20% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank's loan portfolio.

         The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for each of the last five years:


                        ANALYSIS OF LOAN LOSS EXPERIENCE


                                                                                          December 31,
                                                                ----------------------------------------------------------------
                                                                    2001         2000         1999          1998         1997
                                                                -----------  -----------   -----------   ---------    ----------
                                                                              (Amounts in thousands, except ratios)

Allowance for loan losses at beginning of year.............     $     2,211  $     1,849   $     1,686   $     930    $      655
Adjustment of business acquisition.........................              --           --            --         557            --
Loans charged off:
     Commercial, financial, and agricultural...............             240          404           461          32            95
     Real estate-construction..............................              --           --            --          --            45
     Real estate - other...................................             134           49            22          --             2
     Consumer..............................................             170          138           278         104            85
                                                                -----------  -----------   -----------   ---------    ----------
         Total loans charged off...........................             544          591           761         136           227
                                                                -----------  -----------   -----------   ---------    ----------

Recoveries on loans previously charged off:
     Commercial, financial, and agricultural...............               8            9            15           6             2
     Real estate-construction..............................              --           --            --          --             8
     Real estate-other.....................................               6           --            --          --             1
     Consumer..............................................              20           22            29          29            11
                                                                -----------  -----------   -----------   ---------    ----------
         Total recoveries on loans previously charged off..              34           31            44          35            22
                                                                -----------  -----------   -----------   ---------    ----------

Net loans charged off......................................             510          560           717         101           205
                                                                -----------  -----------   -----------   ---------    ----------

Provisions for loan losses.................................           1,294          922           880         300           480
                                                                -----------  -----------   -----------   ---------    ----------

Allowance for loan losses at end of period.................     $     2,995  $     2,211   $     1,849   $   1,686    $      930
                                                                ===========  ===========   ===========   =========    ==========

Loans, net of unearned income, at end of period............     $   250,569  $   214,124   $   169,106   $ 129,831    $   84,584
                                                                ===========  ===========   ===========   =========    ==========

Average loans, net of unearned income,
outstanding for the period.................................     $   234,031  $   204,436   $   150,691   $  95,353    $   74,753
                                                                ===========  ===========   ===========   =========    ==========

Ratios:
Allowance at end of period to loans, net of
     unearned income.......................................            1.20%        1.03%         1.09%       1.30%         1.10%
Allowance at end of period to average loans,
     net of unearned income................................            1.28         1.08          1.23        1.77          1.24
Net charge-offs to average loans, net of
     unearned income.......................................            0.22         0.27          0.48        0.11          0.27
Net charge-offs to allowance at end of period..............           17.03        25.33         38.78        5.99         22.04
Recoveries to prior year charge-offs.......................            5.75         4.07         32.35       15.42         57.89


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

         Management allocated the allowance for loan losses to specific loan classes as follows:

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                  2001                2000                1999                1998                1997
                            ----------------    ----------------    ----------------    ----------------   -----------------
                                    Percent             Percent             Percent             Percent             Percent
                                    of Loans            of Loans            of Loans            of Loans            of Loans
                                    in Each             in Each             in Each             in Each             in Each
                                    Category            Category            Category            Category            Category
                                    to Total            to Total            to Total            to Total            to Total
                            Amount  Loans       Amount   Loans      Amount   Loans      Amount   Loans      Amount  Loans
                            ------  --------    ------  --------    ------  --------    ------  --------    ------  --------
                                                              (Dollars in Thousands)
DOMESTIC LOANS (1)
   Commercial, financial
     and agricultural ..    $  807        12%   $  387        17%   $  349        21%   $  421        21%     $186        20
   Real estate -
       construction ....       193        22       199        10       152         8       118         6        55         6
   Real estate - other .     1,760        59     1,381        64     1,120        61       894        61       567        60
   Consumer ............       235         7       244         8       228         9       253        11       122        13
   Other ...............        --         0        --         1        --         1        --         1        --         1
                            ------       ---    ------       ---    ------       ---    ------       ---      ----       ---

       Total ...........    $2,995       100%   $2,211       100%   $1,849       100%   $1,686       100%     $930       100
                            ======       ===    ======       ===    ======       ===    ======       ===      ====       ===



(1) The Bank had no foreign loans.


DEPOSITS

         The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                        Years ended December 31,
                                                  ----------------------------------------------------------------------
                                                         2001                      2000                     1999
                                                  -------------------      --------------------      -------------------
                                                   Amount        Rate       Amount         Rate       Amount        Rate
                                                  ---------      ----      ---------       ----      ---------      ----
                                                                         (Dollars in thousands)
Noninterest-bearing demand deposits .........     $  13,972      0.00%     $  10,715       0.00%     $   9,558      0.00%

Demand ......................................        39,100      2.55         47,011       4.22         46,222      4.02
Savings .....................................        35,513      3.03         28,628       4.29         31,017      4.05
Time deposits ...............................       153,348      6.02        120,433       6.40         88,228      5.82
                                                  ---------                ---------                 ---------
     Total interest-bearing deposits ........       227,961      4.95        196,072       5.57        165,467      4.99
                                                  ---------                ---------                 ---------


     Total average deposits .................     $ 241,933      4.67      $ 206,787       5.28      $ 175,025      4.71
                                                  =========                =========                 =========



              [The remainder of this page intentionally left blank]

         The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2001: average noninterest-bearing demand deposits, 5.78 percent; and average savings deposits, 14.68 percent. Of average time deposits, approximately 29.38 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Bank at December 31, 2001, are summarized in the table below.


                        MATURITIES OF LARGE TIME DEPOSITS


                                                                                            Time
                                                                                         Certificates
                                                                                          of Deposit
                                                                                    ----------------------
                                                                                    (Amounts in thousands)
                  Three months or less..........................................           $ 13,919
                  Over three through six months.................................             19,860
                  Over six through twelve months................................             13,100
                  Over twelve months............................................              1,310
                                                                                           --------

                           Total................................................           $ 48,189
                                                                                           ========



RETURN ON EQUITY AND ASSETS

         The following table summarizes certain financial ratios for the Company for the years ended December 31, 2001, 2000 and 1999.


                           RETURN ON EQUITY AND ASSETS


                                                                                     Year ended December 31,
                                                                        -------------------------------------------------
                                                                          2001                 2000                 1999

                                                                          -----                -----                -----
Return on average assets ..................................                0.85%                0.63%                0.62%
Return on average equity ..................................               12.80                10.83                10.59
Dividend payout ratio .....................................                0.00                 0.00                 0.00
Average equity to average assets ratio ....................                6.63                 5.79                 5.87



              [The remainder of this page intentionally left blank]

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 2001, and the previous four years. All averages are daily averages.


                                                                                     Years Ended December 31,
                                                               -------------------------------------------------------------------
                                                                 2001         2000             1999             1998        1997
                                                               --------     --------         --------         --------    --------

                                                                    (Dollars in thousands except per share data and ratios)
EARNINGS SUMMARY
     Interest income ..................................        $ 24,763     $ 21,970         $ 16,139         $ 11,271    $  9,143
     Interest expense .................................          13,675       13,325            9,139            6,498       5,262
     Net interest income ..............................          11,088        8,645            7,001            4,773       3,881
     Provision for loan losses ........................           1,294          922              880              300         480
     Non-interest income ..............................           1,538        1,159              845              529         385
     Non-interest expense .............................           7,831        6,380            5,561            3,221       2,385
     Applicable income taxes ..........................             963          872              139              572         383
     Net income .......................................           2,538        1,629            1,266            1,208       1,018

PER SHARE DATA
(Retroactively adjusted to give effect to stock splits)
     Net income - basic ...............................        $   0.89     $   0.59         $   0.48         $   0.52    $   0.44
     Net income - diluted .............................            0.82         0.55             0.44             0.49        0.44
     Cash dividends ...................................            0.00         0.00             0.00             0.00        0.00
     Shareholders' equity (book value) at period end ..            7.15         6.18             4.62             4.34        3.03

CONSOLIDATED BALANCE SHEET DATA
     Loans ............................................        $250,569     $214,124         $169,106         $129,831    $ 84,584
     Deposits .........................................         264,028      214,169          186,730          163,861      95,348
     Average equity ...................................          19,821       15,045           11,950            8,925       6,392
     Average assets ...................................         299,167      259,799          203,703          131,079     103,261
     Total assets .....................................         319,679      270,943          223,315          189,745     112,181

RATIOS
     Return on average assets .........................            0.85%        0.63%            0.62%            0.92%       0.98%
     Return on average equity .........................           12.80        10.83            10.59            13.50       15.90
     Dividend payout ratio ............................            0.00         0.00             0.00             0.00        0.00
     Average equity to average assets .................            6.63         5.79             5.87             6.80        6.19
     Total capital ....................................            8.32         8.25             7.41             7.88        9.33
     Tier 1 capital ...................................            7.16         7.22             6.34             6.64        8.23
     Leverage ratio ...................................            5.87         5.72             5.22             4.99        6.40


ITEM 2. PROPERTIES

         The Company's main office is located at 829 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The 9,780 square foot building is located on approximately 1.22 acres and is owned by the Bank. The building includes five teller stations, twenty offices, three drive-in stations and an ATM. This location houses the Company's and the Bank's offices, operations area and storage areas. The Bank branch at this location operates under the trade name "Gilmer County Bank."

         The Bank's branch located on Highway 515 in Blairsville, Georgia has a drive-in window, five teller stations, eleven offices, and an ATM. The building is owned by the Bank. The second floor of this location is vacant and may be used by the Bank for future expansion.

         The Bank's branch located in East Ellijay, Georgia, which operates under the trade name "Gilmer County Bank," has three teller stations, a drive-in window and an ATM. The Bank has a long-term lease for this location and pays annual rent of $30,600.

         The Bank's branch in Blue Ridge, Georgia has a drive-in window, three teller stations, five offices, and an ATM. The Bank has a 24-month lease (with an additiona1 24 month renewal option) for the land on which this branch is located and pays annual rent of $30,000.

         The Bank's subsidiary, Appalachian Information Management, Inc. operates out of a building owned by the Bank located at 1068 Progress Road, Ellijay, Georgia. This location houses the Bank's computer center and data processing services. In addition, the building includes an additional 4,600 square feet, which is leased by the Bank to a third party for $24,000 per year.

         Management believes that the physical facilities maintained by the Company and the Bank are suitable for its current operations.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not aware of any material pending legal proceedings to which the Company or the Bank are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to the business of the Bank.


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

                  At March 28, 2001, the Company had 2,968,870 shares of Common Stock outstanding held by approximately 1,394 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

                  In 2001, the Company issued 20,522 shares of its Common Stock to its 401(k) plan for $287,308. Of this amount $206 was allocated to common stock and $287,102 to paid-in capital.

                  In 2000, the Company issued 24,192 shares of its Common Stock to its 401(k) plan for $292,838. Of this amount, $242 was allocated to common stock and $292,596 to paid-in capital.

                  In 1999, the Company issued 35,068 (split adjusted) shares of its Common Stock to the Company's 401(k) plan at a split adjusted price of $10.00 (total purchase price of $350,680).

DIVIDENDS

                  The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. For the years ended December 31, 2001, 2000 and 1999, the Bank paid dividends to the Company of $250,000, $700,000 and $350,000, respectively, which were used by the Company for repayment of debt and other expenses.

                  The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. See "Supervision and Regulation--Dividends." The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has not paid any dividends to date.


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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

                  The Company's net income of $2,538,098 for the year ended December 31, 2001, represents an increase of $908,667 or 55.8%. The Company's net income of $1,629,431 for the year ended December 31, 2000, represents an increase of $363,657 or 28.7%. The increase in net income for these periods relates to increased loan growth and improved interest rate management coupled with proper management of expenses.

                  Earnings per share increased to $0.89 ($0.82 on a diluted basis) in 2001 compared to the prior year and increased to $0.59 ($0.55 on a diluted basis) in 2000 compared to a $0.48 ($0.44 on a diluted basis) per share net income in 1999. Return on average assets, which reflects the Bank's ability to utilize its assets, was 0.85% in 2001, compared with 0.63% in 2000 and 0.62% in 1999. Return on average shareholders' equity increased to 12.80% in 2001 compared with 10.83% in 2000 and 10.59% in 1999. The continued rise in this ratio is due in large part to continued growth and expansion in the Company.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

NET INTEREST INCOME

                  Net interest income is the principal source of the Bank's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $2,528,349 or 28.4% to $11,424,991 at December 31, 2001, compared to $8,896,642 at 2000. This increase was caused by continued increase in loan demand.

                  Interest and fees earned on loans increased 12.9% to $22,168,850 in 2001 from $19,633,417 in 2000. The increase was primarily from the increase in volume of average loans to approximately $234,031,000 in 2001 from approximately $204,436,000 in 2000.

                  Interest earned on taxable securities increased 2.4% to $1,743,440 in 2001 from $1,702,529 in 2000, while interest earned on non-taxable securities increased from $648,461 to $815,767 during the same period. The variance in the income figures reflects better management of earnings.

                  The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2001 was 4.07% compared to a net interest rate margin of 3.67% in 2000.

                  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.75% in 2001 compared to 3.39% in 2000.

                  During 2001, interest on federal funds sold increased $159,745, 77.1% from 2000. This increase in income is the result of significantly larger average balances maintained throughout 2001compared to 2000. Interest on deposits with other banks decreased to $4,891 in 2001 from $30,363 in 2000.

INTEREST EXPENSE

                  Total interest expense increased $349,574, 2.62% to $13,674,827 in 2001 from $13,325,253 in 2000. This increase was the combined effect of continued growth of the Company. The average rate paid on interest-bearing deposits in 2001 and 2000, respectively was 4.95% and 5.57%. The effect of these changes increased the interest expense on interest-bearing deposits to $11,294,581 in 2001 from $10,919,158 in 2000, an increase of
$375,423, 3.44%.

NONINTEREST INCOME

                  Noninterest income for 2001 and 2000 totaled $1,538,001 and $1,158,834, respectively. These amounts are primarily from customer service fees, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Bank's deposit base. Other operating income increased from $619,911 in 2000 to $668,645 in 2001, primarily due to continued growth of the Company.

NONINTEREST EXPENSES

                  Noninterest expenses totaled $7,831,363 in 2001, $6,380,486 in 2000, and $5,560,969 in 1999. Salaries and benefits increased $852,919, 29.5% to $3,743,849 in 2001, due to the Company's continued growth and expansion. Occupancy expenses totaled $511,810, an increase of $180,478, (54.5%) over the 2000 total of $331,332. Furniture and equipment expenses increased $81,633, 21.7% in 2001 due to continued growth and expansion. Other operating expenses increased $335,847, 12.1% to $3,118,398 in 2001 due mainly to continued growth.

                  The table below sets forth the Company's noninterest expenses for the periods indicated.


                                                                                Years ended December 31,
                                                                              ---------------------------
                                                                                 2001              2000
                                                                              ----------         --------
                                                                                  (Amounts in thousands)
Salaries and employee benefits......................................          $    3,744         $  2,890
Occupancy expense...................................................                 512              331
Professional and regulatory fees....................................                 469              427
Furniture and equipment expense.....................................                 457              376
Advertising.........................................................                 441              418
Director and committee fees.........................................                 412              380
Data processing.....................................................                 395              219
Supplies............................................................                 264              262
Insurance...........................................................                 144              124
Taxes and licenses..................................................                 132               50
Postage.............................................................                 127              132
Amortization expense................................................                 118              118
Correspondent bank charges..........................................                  84               59
Checking account expense............................................                  57               67
Other...............................................................                 475              527
                                                                              ----------         --------
     Total..........................................................          $    7,831         $  6,380
                                                                              ==========         ========



INCOME TAXES

                  The Company's net operating income of $3,500,686 in 2001 resulted in $962,588, 27.5% of income tax expense. Net operating income of $2,501,209 in 2000 resulted in $871,778, 34.9% of income tax expense.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

NET INTEREST INCOME

                  Net interest income is the principal source of the Bank's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $1,603,116 or 22.0% to $8,896,642 at December 31, 2000, compared to $7,293,526 in 1999. This increase was caused by the growth of the Bank's loan portfolio offset by the growth of deposits and use of FHLB advances.

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

INTEREST EXPENSE

                  Total interest expense increased $4,186,482, 45.8% from $9,138,771 in 1999 to $13,325,253 in 2000. This increase was the combined effect of an increase in the average balance of interest-bearing deposits to approximately $196,072,000 in 2000 from approximately $165,467,000 in 1999 and the increased usage of FHLB advances as a source of funds. The average rate paid on interest-bearing deposits in 2000 and 1999, respectively was 5.57% and 4.99%. The effect of these changes increased the interest expense on interest-bearing deposits to $10,919,158 in 2000 from $8,249,918 in 1999, an increase of $2,669,240, 32.4%.

NONINTEREST INCOME

                  Noninterest income for 2000 and 1999 totaled $1,158,834 and $844,913, respectively. These amounts are primarily from customer service fees, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Bank's deposit base. Other operating income increased from $379,477 in 1999 to $619,911 in 2000, primarily due to an increase in credit card fees earned by the Bank.

NONINTEREST EXPENSES

                  Noninterest expenses totaled $6,380,486 in 2000 and $5,560,969 in 1999. Salaries and benefits increased $315,312, 12.2% to $2,890,930 in 2000, due to the Bank's increased staffing to accommodate the growth in the Bank's loans and deposits. Furniture and equipment expenses increased $37,523, 11.1% in 2000 due to increased data processing costs and the cost associated with remodeled facilities. Other operating expenses increased $459,374, 19.8% to 2,782,551 in 2000 due mainly to increases in advertising and other expenses.

                  The table below sets forth the Company's noninterest expenses for the periods indicated.


                                                                    Years ended December 31,
                                                                ------------------------------
                                                                  2000                  1999
                                                                --------              --------
                                                                      (Amounts in thousands)
Salaries and employee benefits........................          $  2,890              $  2,576
Professional and regulatory fees......................               427                   412
Advertising...........................................               418                   309
Director and committee fees...........................               380                   227
Furniture and equipment expense.......................               376                   338
Occupancy expense.....................................               331                   324
Supplies..............................................               262                   253
Data processing.......................................               219                   375
Postage...............................................               132                   131
Insurance.............................................               124                    81
Amortization expense..................................               118                   118
Checking account expense..............................                67                    63
Correspondent bank charges............................                59                    45
Taxes and licenses....................................                50                    64
Other.................................................               527                   245
                                                                --------              --------
     Total............................................          $  6,380              $  5,561
                                                                ========              ========


INCOME TAXES

                  The Company's net operating income for 2000 was $2,501,209 with a related income tax expense of $871,778 (34.9%). Net operating income of $1,404,476 in 1999 resulted in $138,702 (9.9%) of income tax expense.


FINANCIAL CONDITION

EARNING ASSETS

                  The Bank's earning assets, which include deposits in other banks, federal funds sold, securities and loans, averaged $280,884,000 in 2001 or 93.9% of average total assets compared to $243,038,000 or 93.5% of average total assets in 2000. The mix of average earning assets comprised the following percentages:


                                                                          December 31,
                                                               ---------------------------------
                                                               2001           2000         1999
                                                               -----          -----        -----
Deposits in other banks............................             0.14%          0.21%        0.14%
Federal funds sold.................................             2.13           1.52         3.86
Investment securities..............................            14.41          14.15        17.33
Loans    ..........................................            83.32          84.12        78.67


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

LOANS

                  Loans made up the largest component of the Bank's earning assets. At December 31, 2001, the Bank's total loans were $250,569,296 compared to total loans of $214,123,876 at the end of 2000. In 2001, average net loans represented 83.3% of average earning assets and 78.2% of total average assets, while in 2000, average net loans represented 84.1% of average earning assets and 78.7% of total average assets. This was the result of continued strong loan demand and the expansion of the loan production office in Blue Ridge, Georgia. The ratio of total loans to total deposits was 94.9% in 2001 and 100.0% in 2000.

SECURITIES AND FEDERAL FUNDS SOLD

                  In the past the Bank has classified their securities as either available-for-sale or held-to-maturity. However, during 2000 the Bank reclassified all their held-to-maturity securities to the available-for-sale portfolio. At December 31, 2001, $49,393,717 of the Bank's securities were classified as available-for-sale, while at December 31, 2000, $32,540,634 of the Bank's securities were classified as available-for-sale.

                  The composition of the Bank's securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Bank's interest rate position while at the same time producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2001, gross securities sales were $7,777,064 and maturities were $19,540,135 representing 19.2% and 48.3%, respectively, of the average portfolio for the year. Net gains associated with sales and maturities totaled $146,976 in 2001. Gross unrealized gains in the portfolio amounted to $386,780 at year-end 2001 and unrealized losses amounted to $294,626. During 2000, gross sales amounted to $10,282,289 and maturities amounted to $1,151,386, representing 29.9% and 3.3% of the average portfolio, respectively. Net losses associated with sales and maturities totaled $10,774 in 2000. Gross unrealized gains in the portfolio amounted to $196,811 at year-end 2000 and unrealized losses amounted to $199,952.

                  Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Bank's purchases of mortgage-backed securities during 2001 and 2000 did not include securities with these characteristics. The recoverability of the Bank's investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

                  Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold at December 31, 2001, was $3,214,000 and $6,573,000 in 2000. Average federal funds sold for 2001 was approximately $6,004,000 or 2.13% of average earning assets, and for 2000 was $3,694,000 or 1.5% of average earning assets. The large decrease in year-end federal funds resulted from continued strong demand for loans.

                  There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

DEPOSITS AND REPURCHASES

                  The Company's primary source of funds is derived from deposits of the Bank's customers. Average deposits increased 17.0% from approximately $206,787,000 in 2000 to approximately $241,933,000 in 2001. At December 31, 2001 total deposits were $264,028,007 of which $247,194,423 (93.6%) were interest bearing. At December 31, 2000 total deposits were $214,168,823 of which $205,268,008 (95.8%) were interest bearing. The continued growth of the Bank fueled the growth in the deposit base. The Company intends to emphasize internal deposit growth in order to expand the consumer bases of the Bank and to continue to fund asset growth.

                  Securities sold under agreements to repurchase amounted to $1,732,699 at December 31, 2001 compared to $2,845,355 at December 31, 2000. The weighted average rates were 3.20% and 3.94% for 2001 and 2000, respectively. Securities sold under agreements to repurchase averaged $1,930,051 during 2001 and $2,522,820 during 2000. The maximum amount outstanding at any month end during 2001 was $3,144,208 and $3,117,584 during 2000. The total of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers that participate in repurchase agreements. In addition, the Company had federal funds purchased that amounted to $1,932,000 at year-end 2001 compared to $-0- at year-end 2000.

SHAREHOLDERS' EQUITY

                  Shareholders' equity increased $2,921,703 from December 31, 2000 to December 31, 2001, due in part to net earnings of $2,538,098 and the increase in unrealized gains on securities available-for-sale totaling $63,916, net of deferred tax liability. The increase was also a result of the issuance of 20,522 shares of the Company's common stock to the Company's 401(k) plan (total purchase price $287,308) and the issuance of 3,900 shares of stock through the exercise of stock options for $32,381.

                  All amounts presented in this report and in the financial statements are adjusted to reflect the Stock Split in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

                  Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's abilities to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of financial intermediaries and would, therefore, not be able to meet the production and growth needs of the communities it serves.

                  The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of their customer bases, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

                  The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $55.9 million or 22.3% of the total loan portfolio at December 31, 2001, and investment securities maturing in one year or less equaled $9.5 million or 19.2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

                  The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000.

                  In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The Bank's credit line stands at $47,951,852 as of December 31, 2001. This line is subject to collateral availability. At December 31, 2001, the outstanding balance of the Bank's credit line was $25,053,571. See Note 10 to the Notes to Consolidated Financial Statements herein.

CAPITAL RESOURCES

                  A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have been provided from the proceeds from the Bank's initial stock offering in 1994, proceeds of $2.65 million from a private placement of the Common Stock in November 1998, proceeds of $4.4 million from a public offering in 2000, and through the retention of earnings and the sale of Company stock to the Company's 401(k) plan.

                  Term Loan. On April 3, 2000, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. At December 31, 2001, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly at the prime rate (as defined in the Promissory Note) less 1/2 of a percentage point. The Company began making interest payments on July 1, 2000. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2002. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Banks at all times to maintain certain minimum capital ratios, maintain nonperforming assets below a specified level, and maintain a minimum ratio of consolidated loan loss reserves to total loans. The Company intends to refinance the Term Loan with Crescent Bank and Trust Company upon its maturity.

                  Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under FDICIA. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $18.5 million at December 31, 2001. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $21.5 million at year-end 2001. The Company's percentage ratios as calculated under regulatory guidelines were 7.16% and 8.32% for Tier 1 and Total Capital, respectively, at year-end 2001. The Company's Tier 1 Capital and Total Capital exceeded the minimum ratios of 4% and 8%, respectively.

                  Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At December 31, 2001, the Company's leverage ratio was 5.87% exceeding the regulatory minimum requirement of 4%.



              [The remainder of this page intentionally left blank]

                  The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2001, 2000 and 1999:

                             CAPITAL ADEQUACY RATIOS


                                                                                               Years ended December 31,
                                                           Statutory               ----------------------------------------------
                                                            Minimum                   2001               2000            1999
                                                    -------------------------      -----------       -----------       ----------
                                                                                      (Amounts in thousands, except percentages)
   Tier 1 Capital................................                                  $    18,538       $    15,563       $   10,981

   Tier 2 Capital................................                                        2,995             2,211            1,849
                                                                                   -----------       -----------       ----------

   Total Qualifying Capital......................                                  $    21,533       $    17,774       $   12,830
                                                                                   ===========       ===========       ==========

   Risk Adjusted Total Assets (including
   off-balance-sheet exposures)..................                                  $   256,985       $   215,521       $  173,214

   Tier 1 Risk-Based Capital Ratio...............               4.0%                      7.16%             7.22%            6.34%

   Total Risk-Basked Capital Ratio...............               8.0                       8.32              8.25             7.41

   Leverage Ratio................................               4.0                       5.87              5.72             5.22



                  DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on the Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 2001, the Bank's capital ratio as calculated under the DBF standard was 8.8%.

                  In 2001 and 2000, the Bank paid dividends to the Company of $250,000 and $700,000, which were used by the Company for the repayment of debt and other expenses.

INTEREST RATE SENSITIVITY MANAGEMENT

                  Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Bank's current portfolio that is subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.


              [The remainder of this page intentionally left blank]

                  The following tables show interest sensitivity gaps for these different intervals as of December 31, 2001.

                       INTEREST RATE SENSITIVITY ANALYSIS


                                               0-30        31-90        91-365         1-5         Over 5
                                               Days        Days          Days         Years         Years         Total
                                             -------     --------      --------      --------      --------     --------
                                                                   (In thousands, except ratios)
Interest-earning assets (1)
Loans ..................................     $64,173     $ 25,867      $ 76,630      $ 78,358      $  3,899     $248,927
Securities:
Taxable ................................          --        2,127         7,338        18,357         7,767       35,589
Tax-exempt .............................          --           --            --         1,701        12,104       13,805
Time deposits in other banks ...........         746           --            --            --            --          746
Federal funds sold .....................       3,214           --            --            --            --        3,214
                                             -------     --------      --------      --------     ---------     --------
                                              68,133       27,994        83,968        98,416        23,770      302,281
                                             -------     --------      --------      --------     ---------     --------
Interest-bearing liabilities (2)
Demand deposits (3) ....................      15,060       15,059        15,059            --            --       45,178
Savings deposits (3) ...................      12,811       12,811        12,811            --            --       38,433
Time deposits ..........................       7,423       33,627        71,183        51,345             5      163,583
Other short-term borrowings ............       3,665           --            --            --            --        3,665
Long-term debt .........................       4,600       25,054            --            --            --       29,654
                                             -------     --------      --------      --------     ---------     --------
                                              43,559       86,551        99,053        51,345            5
                                             --------    --------      --------      --------     --------

Interest sensitivity gap ...............     $24,574     $(58,557)     $(15,085)     $ 47,071      $ 23,765     $ 21,678
                                             =======     ========      ========      ========     =========     ========

Cumulative interest sensitivity gap ....     $24,574     $(33,983)     $(49,068)     $ (1,997)     $ 21,768
                                             ========    ========      ========      ========     =========

Ratio of interest-earning assets to
interest-bearing liabilities ...........         1.56        0.32          0.85          1.92     4,754.00
                                             ========    ========      ========      ========     ========

Cumulative ratio .......................         1.56        0.74          0.79          0.99         1.08
                                             ========    ========      ========      ========     ========

Ratio of cumulative gap to total
interest-earning assets ................         0.08       (0.11)        (0.16)        (0.01)        0.07
                                             ========    ========      ========      ========     ========


-----------------------
(1)      Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

                  The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liabilities of approximately $25 million. However, this possible short-lived benefit is immediately reversed in the following 60 days. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $49 million. During this one-year time frame, 81.7% of all interest-bearing liabilities will reprice compared to 59.6% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

IMPACT OF INFLATION AND CHANGING PRICES

                  A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the ability of the Bank to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                  Various information shown elsewhere in this Report will assist the Company in the understanding of how well the Bank is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

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

                  In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement address financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

                  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

                  The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements.

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

                  In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Company's consolidated financial statements.

                  In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

                  In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

                  The impact of SAS No. 95 and SAS No. 96 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.


ITEM 7. FINANCIAL STATEMENTS

                  The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2002 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 21, 2002, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this Report:

         EXHIBIT NUMBER                                DESCRIPTION OF EXHIBIT                        PAGE
         --------------                                ----------------------                        ----
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

         EXHIBIT NUMBER                                DESCRIPTION OF EXHIBIT                        PAGE
         --------------                                ----------------------                        ----
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

                  11       Statement re: Computation of Per Share Earnings                           37

                  21       Subsidiaries of the Registrant                                            37

                  23       Consent of Schauer, Taylor, Cox, Vise & Morgan, P.C.
                                                                                                     38

                  24       Power of Attorney (contained on signature page of
                           this report)                                                              40

        *The referenced exhibit is a compensatory contract, plan or arrangement.

      (b)There were no reports on Form 8-K filed by the Company during the fourth quarter of 2001.

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS


                          APPALACHIAN BANCSHARES, INC.
                   Computation of Net Income Per Common Share

         The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999.

                                                                        2001               2000             1999
                                                                 ----------------   ---------------    ---------------
BASIC EARNINGS PER SHARE:
   Net income................................................    $      2,538,098   $     1,629,431    $     1,265,774
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $      2,538,098   $     1,629,431    $     1,265,774
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           2,859,693         2,755,255          2,652,392
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $          0.89    $          0.59    $          0.48
                                                                 ===============    ===============    ===============

DILUTED EARNINGS PER SHARE:
   Net income................................................    $      2,538,098   $     1,629,431    $     1,265,774
                                                                 ================   ===============    ===============

   Weighted average common shares
     outstanding.............................................           2,859,693         2,755,255          2,652,392

   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year.................             221,593           213,671            194,658
                                                                 ----------------   ---------------    ---------------

   Weighted average common shares outstanding -
     diluted.................................................           3,081,276         2,968,926          2,847,050
                                                                 ================   ===============    ===============

   Diluted earnings per common share.........................    $          0.82    $          0.55    $          0.44
                                                                 ===============    ===============    ===============


EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/wholly-owned                                                        State of Incorporation
----------------------------------                                                      ---------------------------


Appalachian Community Bank                                                                        Georgia

Subsidiaries - Indirect/wholly-owned by Appalachian Community Bank

Appalachian Information Management, Inc.                                                          Georgia

EXHIBIT 23 - CONSENT OF SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB, into the Company's previously filed Registration Statement on Form S-8.


                           /S/ Schauer, Taylor, Cox, Vise & Morgan, P.C.



                           Schauer, Taylor, Cox, Vise & Morgan, P.C.

Birmingham, Alabama
March 27, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPALACHIAN BANCSHARES, INC.


                                    By:      /s/ Tracy R. Newton
                                           ------------------------------------
                                           Tracy R. Newton, President and
                                           Chief Executive Officer

                                    Date:  March 27, 2002



                                    By:      /s/ Alan R. May
                                           ------------------------------------
                                           Alan R. May, Chief Financial Officer

                                    Date:  March 28, 2002

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tracy R. Newton, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   /s/ Tracy R. Newton                                            Date:  March 27, 2002
--------------------------------------------
Tracy R. Newton, President, Chief
Executive Officer and Director
[Principal Executive Officer]

   /s/ Alan S. Dover                                              Date:  March 27, 2002
--------------------------------------------
Alan S. Dover, Director

   /s/ Charles A. Edmondson                                       Date:  March 28, 2002
--------------------------------------------
Charles A. Edmondson, Director

   /s/ Roger E. Futch                                             Date:  March 27, 2002
--------------------------------------------
Roger E. Futch, Director

   /s/ Joseph C. Hensley                                          Date:  March 29, 2002
--------------------------------------------
Joseph C. Hensley, Director

   /s/ Frank E. Jones                                             Date:  March 28, 2002
--------------------------------------------
Frank E. Jones, Director

   /s/ J. Ronald Knight                                           Date:  March 28, 2002
--------------------------------------------
J. Ronald Knight, Director

   /s/ P. Joe Sisson                                              Date:  March 29, 2002
--------------------------------------------
P. Joe Sisson, Director

   /s/ Kenneth D. Warren                                          Date:  March 27, 2002
--------------------------------------------
Kenneth D. Warren, Director

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page(s)
Independent Auditors' Report................................................................................    F-2

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.............................    F-3

Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999..........................................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2001, 2000 and 1999..........................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................................................................    F-6

Notes to Consolidated Financial Statements..................................................................    F-7

                    SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                               150 OLDE TOWNE ROAD
                            BIRMINGHAM, ALABAMA 35216

DOUGLAS B. SCHAUER, CPA                       TELEPHONE - 205.822.3488                 C. DAVID BROOKS, CPA
EDWARD R. TAYLOR, CPA                            WATS - 800.466.3488                   M. BRYANT KING, CPA
W. ERNEST COX, CPA                       FAX - 205.822.3541 OR 205.822.0645            STEVEN D. MILLER, CPA
DONALD G. VISE, CPA                        EMAIL - FIRM@SCHAUERTAYLOR.COM              RAYMOND A. PATTON, CPA
PHILLIP D. MORGAN, CPA                                                                 RUSSELL D. PAYNE, CPA
DAVID A. BOWERS, CPA                                                                   STEWART T. WILSON, CPA
BENJAMIN N. VANCE, CPA
STEVEN W. BROWN, CPA

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama                /s/ Schauer, Taylor, Cox, Vise & Morgan, P.C.
February 15, 2002

                                       SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.


          MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS,
    SEC PRACTICE SECTION AND ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                           DECEMBER 31, 2001 AND 2000

                                                                                          2001              2000
                                                                                    ---------------    ---------------
ASSETS
   Cash and due from banks......................................................    $     3,598,304    $     5,119,438
   Interest-bearing deposits with other banks...................................            745,954             24,528
   Federal funds sold...........................................................          3,214,000          6,573,000
                                                                                    ---------------    ---------------
       CASH AND CASH EQUIVALENTS................................................          7,558,258         11,716,966

   Securities available-for-sale................................................         49,393,717         32,540,634

   Loans, net of unearned income................................................        250,569,296        214,123,876
   Allowance for loan losses....................................................         (2,995,362)        (2,210,603)
                                                                                    ---------------    ---------------
       Net Loans................................................................        247,573,934        211,913,273

   Premises and equipment, net..................................................          6,845,430          6,615,352
   Accrued interest.............................................................          2,498,992          2,454,079
   Cash surrender value on life insurance.......................................          2,369,866          2,255,356
   Intangible, net..............................................................          1,991,891          2,109,638
   Other assets.................................................................          1,446,923          1,337,362
                                                                                    ---------------    ---------------
       TOTAL ASSETS.............................................................    $   319,679,011    $   270,942,660
                                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Noninterest-bearing........................................................    $    16,833,584    $     8,900,815
     Interest-bearing...........................................................        247,194,423        205,268,008
                                                                                    ---------------    ---------------
       TOTAL DEPOSITS...........................................................        264,028,007        214,168,823
   Short-term borrowings........................................................          3,664,699          2,845,355
   Accrued interest.............................................................          1,266,946          1,361,896
   Long-term debt...............................................................         29,653,571         34,538,095
   Other liabilities............................................................            474,598            359,004
                                                                                    ---------------    ---------------
       TOTAL LIABILITIES........................................................        299,087,821        253,273,173
                                                                                    ---------------    ---------------
SHAREHOLDERS' EQUITY
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,134,670 shares issued in 2001 and 3,110,248 shares issued in 2000........             31,347             31,102
   Paid-in capital..............................................................         14,926,333         14,606,889
   Retained earnings............................................................          7,827,893          5,289,795
   Accumulated other comprehensive income (loss): net unrealized holding
     gains (losses) on securities available-for-sale, net of deferred income tax             60,822             (3,094)
   Treasury stock, 253,000 shares at cost.......................................         (2,255,205)        (2,255,205)
                                                                                    ---------------    ---------------
       TOTAL SHAREHOLDERS' EQUITY...............................................         20,591,190         17,669,487
                                                                                    ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................    $   319,679,011    $   270,942,660
                                                                                    ===============    ===============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001               2000              1999
                                                                 ----------------   ---------------    ---------------
INTEREST INCOME
   Interest and fees on loans.................................   $     22,111,485   $    19,603,418    $    13,807,798
 Interest on investment securities:
     Taxable securities.......................................          1,743,440         1,702,529          1,388,750
     Nontaxable securities....................................            536,689           426,619            527,461
   Interest on deposits in other banks........................              4,891            30,363             16,322
   Interest on federal funds sold.............................            366,870           207,125            398,972
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST INCOME..................................         24,763,375        21,970,054         16,139,303
                                                                 ----------------   ---------------    ---------------

INTEREST EXPENSE
   Interest on deposits.......................................         11,294,581        10,919,158          8,249,918
   Interest on federal funds purchased and securities sold
     under agreements to repurchase...........................            100,124           389,080            112,368
   Interest on long-term debt.................................          2,280,122         2,017,015            776,485
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST EXPENSE.................................         13,674,827        13,325,253          9,138,771
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME...........................................         11,088,548         8,644,801          7,000,532
   Provision for loan losses..................................          1,294,500           921,940            880,000
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........          9,794,048         7,722,861          6,120,532

NONINTEREST INCOME
   Customer service fees......................................            661,715           504,131            401,808
   Insurance commissions......................................             60,665            45,566             54,198
   Other operating income.....................................            668,645           619,911            379,477
   Investment securities gains (losses).......................            146,976           (10,774)             9,430
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST INCOME...............................          1,538,001         1,158,834            844,913
                                                                 ----------------   ---------------    ---------------

NONINTEREST EXPENSES
   Salaries and employee benefits.............................          3,743,849         2,890,930          2,575,618
   Occupancy expense..........................................            511,810           331,332            324,024
   Furniture and equipment expense............................            457,306           375,673            338,150
   Other operating expenses...................................          3,118,398         2,782,551          2,323,177
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST EXPENSES.............................          7,831,363         6,380,486          5,560,969
                                                                 ----------------   ---------------    ---------------

Income before income taxes....................................          3,500,686         2,501,209          1,404,476
Income tax expense............................................            962,588           871,778            138,702
                                                                 ----------------   ---------------    ---------------

NET INCOME....................................................   $      2,538,098   $     1,629,431    $     1,265,774
                                                                 ================   ===============    ===============

EARNINGS PER COMMON SHARE
   Basic.....................................................    $           0.89   $          0.59    $          0.48
   Diluted...................................................                0.82              0.55               0.44

CASH DIVIDENDS DECLARED PER COMMON SHARE.....................    $           0.00   $          0.00    $          0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic.....................................................           2,859,683         2,755,255          2,652,392
   Diluted...................................................           3,081,276         2,968,926          2,847,050

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                Accumulated
                                                                                   Other
                                                                                  Compre-
                                                                                  hensive
                                         Common    Paid-in          Retained      Income      Treasury
                                          Stock       Capital       Earnings       (Loss)       Stock        Total
                                      -----------  ------------  ------------   ----------   -----------  ------------
Balance at January 1, 1999..........  $ 6,835,940  $  2,576,849    $2,394,590    $ 100,315   $  (428,000)  $11,479,694
Net income 1999.....................           --            --     1,265,774           --            --     1,265,774
Unrealized losses on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $479,159...........           --            --            --     (887,711)           --      (887,711)
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --       378,063
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............       87,670       263,010            --           --            --       350,680
Proceeds from exercise of options...       22,000        33,243            --           --            --        55,243
Compensation on options granted.....           --       157,094            --           --            --       157,094
                                      -----------  ------------    ----------    ---------   -----------   -----------

Balance at December 31, 1999........    6,945,610     3,030,196     3,660,364     (787,396)     (428,000)   12,420,774
Net income 2000.....................           --            --     1,629,431           --            --     1,629,431
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $425,490...........           --            --            --      784,302            --       784,302
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     2,413,733
                                                                                                          ------------
Purchase of Treasury Stock..........           --            --            --           --    (1,827,205)   (1,827,205)
Change of par value from $5.00
   to $0.01.........................   (6,917,828)    6,917,828            --           --            --            --
Public offering sale of stock, net
   of issuance costs................        3,066     4,359,081            --           --            --     4,362,147
Proceeds from sale of common
   stock to 401(k) plan.............          242       292,596            --           --            --       292,838
Proceeds from exercise of options...           12         7,188            --           --            --         7,200
                                      -----------  ------------    ----------    ---------   -----------   -----------

BALANCE AT DECEMBER 31, 2000........       31,102    14,606,889     5,289,795       (3,094)   (2,255,205)   17,669,487
NET INCOME 2001.....................           --            --     2,538,098           --            --     2,538,098
UNREALIZED GAINS ON AVAILABLE-
   FOR-SALE SECURITIES, NET OF
   RECLASSIFICATION ADJUSTMENT,
   NET OF TAX OF $31,379............           --            --            --       63,916            --        63,916
                                                                                                          ------------
COMPREHENSIVE INCOME................           --            --            --           --            --     2,602,014
                                                                                                          ------------
PROCEEDS FROM SALE OF COMMON
   STOCK TO 401(K) PLAN.............          206       287,102            --           --            --       287,308
PROCEEDS FROM EXERCISE OF OPTIONS...           39        32,342            --           --            --        32,381
                                      -----------  ------------    ----------    ---------   -----------   -----------

BALANCE AT DECEMBER 31, 2001........  $    31,347  $14,926,333     $7,827,893    $  60,822   $(2,255,205)  $20,591,190
                                      ===========  ===========     ==========    =========   ===========   ===========

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001               2000              1999
                                                                 ----------------   ---------------    --------------
OPERATING ACTIVITIES
   Net income.................................................   $      2,538,098   $     1,629,431    $    1,265,774
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization, and accretion, net...........            861,950           556,373           473,259
     Provision for loan losses................................          1,294,500           921,940           880,000
     Deferred tax (benefit)...................................           (181,725)          110,343          (117,947)
     Realized security (gains) losses, net....................           (146,976)           10,774            (9,430)
     Increase in cash surrender value on life insurance.......           (114,510)         (110,062)          (29,856)
     Increase in accrued interest receivable..................            (44,913)         (712,093)         (422,385)
     (Decrease) increase in accrued interest payable..........            (94,950)          545,908           150,105
     Other....................................................            183,274           334,278          (348,944)
                                                                 ----------------   ---------------    --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..............          4,294,748         3,286,892         1,840,576
                                                                 ----------------   ---------------    --------------

INVESTING ACTIVITIES
   Proceeds from sales of securities available-for-sale.......          7,777,064        10,282,289         3,572,134
   Proceeds from sales of securities held-to-maturity.........                 --                --           834,523
   Proceeds from maturity, calls and paydown of
     securities available-for-sale............................         19,540,135         1,151,386         9,251,517
   Proceeds from maturity, calls and paydown of
     securities held-to-maturity..............................                 --                --           250,514
   Purchase of securities available-for-sale..................        (44,027,017)       (8,405,098)      (20,815,665)
   Purchase of securities held-to-maturity....................                 --                --          (670,762)
   Net increase in loans to customers.........................        (37,068,598)      (45,726,054)      (39,991,882)
   Capital expenditures, net..................................           (878,572)       (3,230,277)         (250,252)
   Proceeds from disposition of foreclosed real estate........             89,839                --                --
   Purchase of life insurance plan............................                 --                --        (1,500,000)
                                                                 ----------------   ---------------    --------------
       NET CASH USED IN INVESTING ACTIVITIES..................        (54,567,149)      (45,927,754)      (49,319,873)
                                                                 ----------------   ---------------    --------------

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW
     accounts, and savings accounts...........................         17,041,106         1,670,288        (4,602,526)
   Net increase in certificates of deposit....................         32,818,078        25,768,879        27,470,704
   Net increase (decrease) in short-term borrowings...........            819,344        (3,288,652)        3,628,231
   Issuance of long-term debt.................................                 --        38,600,000         9,000,000
   Repayment of long-term debt................................         (4,884,524)      (21,026,191)       (3,042,857)
   Issuance of common stock...................................            319,689         4,662,185           542,974
   Purchase of treasury stock.................................                 --        (1,827,205)               --
                                                                 ----------------   ---------------    --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..............         46,113,693        44,559,304        32,996,526
                                                                 ----------------   ---------------    --------------

Net increase (decrease) in cash and cash equivalents..........         (4,158,708)        1,918,442       (14,482,771)

Cash and cash equivalents at beginning of year................         11,716,966         9,798,524        24,281,295
                                                                 ----------------   ---------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR......................   $      7,558,258   $    11,716,966    $    9,798,524
                                                                 ================   ===============    ==============

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank (the "Bank") and Appalachian Information Management, Inc. ("AIM"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank. AIM provides in-house data services to the Bank and offers data processing services to other institutions. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

The Company operates predominantly in the domestic commercial banking industry. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Securities

Securities are classified as either held-to-maturity, available-for-sale or trading.

Held-to-maturity securities are securities for which management has the ability and intent to hold until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discount, to the earlier of the maturity or call date.

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

                        DECEMBER 31, 2001, 2000 AND 1999

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

The Company has no trading or held-to-maturity securities.

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

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment; there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2001, 2000 and 1999.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is provided generally by straight-line methods based principally on the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $441,000, $418,000 and $309,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiaries.

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

Intangibles

Intangibles consist primarily of goodwill. The goodwill intangible represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of 20 years.

As discussed later in this footnote, the adoption of new accounting standards effective January 1, 2002, mandate the discontinuance of periodic amortization and require the Company to measure the recorded goodwill for impairment as of January 1, 2002, and at least annually thereafter. The initial measurement has not been completed, however, no material impact to the Company's consolidated financial statements is anticipated.

Off Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $15 million and a line of credit with the Federal Home Loan Bank of up to $30,369,974 of which $5,316,403 is available and unused.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement address financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

The impact of SAS No. 95 and SAS No. 96 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

Earnings per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these financial statements have been retroactively adjusted to reflect the effects of the 2-for-1 stock split which occurred during 2000. The following reconciles the weighted average number of shares outstanding:

                                                                                     2001          2000          1999
                                                                                ------------  ------------  ------------

Weighted average of common shares outstanding..............................        2,859,683     2,755,255     2,652,392
Effect of dilutive options.................................................          221,593       213,671       194,658
                                                                                ------------  ------------  ------------
Weighted average of common shares outstanding effected for dilution........        3,081,276     2,968,926     2,847,050
                                                                                ============  ============  ============


In April 2000, the Company issued a 2-for-1 stock split. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to this split.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2001                  2000                  1999
                                                     ------------------    ------------------    ------------------
Unrealized gains (losses) on securities
   Unrealized holding gains (losses)
     arising during period........................   $          242,271    $        1,199,018    $       (1,357,440)
   Reclassification adjustments for (gains)
     losses included in net income................             (146,976)               10,774                (9,430)
                                                     ------------------    ------------------    ------------------
   Net unrealized gains (losses)..................               95,295             1,209,792            (1,366,870)
   Income tax related to items of other
     comprehensive income.........................              (31,379)             (425,490)              479,159
                                                     ------------------    ------------------    ------------------

Other comprehensive income (loss).................   $           63,916    $          784,302    $         (887,711)
                                                     ==================    ==================    ==================

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2001.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2001                  2000                  1999
                                                     ------------------    ------------------    ------------------


   Cash paid during the year for interest.........   $       13,769,777    $       12,779,345    $        8,988,666
   Cash paid during the year for income taxes.....            1,061,461               603,000               369,400

   Non-cash Disclosures:
   --------------------

   Loans transferred to foreclose real estate.....              732,882               147,423                    --
   Net increase (decrease) in unrealized gains and
     losses on securities available-for-sale......               95,295             1,209,792            (1,366,870)
   Proceeds from sales of foreclosed real estate
     financed through loans.......................              619,445                    --                    --
   Securities transferred from held-to-maturity
     portfolio to available-for-sale portfolio....                   --             5,799,682                    --
   Change in par value from $5.00 per
     share to $0.01 per share.....................                   --             6,917,828                    --
   Transfer of stock to 401(k)....................                   --                 4,165                    --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 2 - BUSINESS COMBINATION

Effective August 13, 2001, the Company's wholly-owned bank subsidiaries, Gilmer County Bank and Appalachian Community Bank were merged together. Regulatory approval for the merger was received by the Company from the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance. Pursuant to the merger, Gilmer County Bank, as the surviving bank in the merger, changed its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County continue to operate under the trade name of "Gilmer County Bank."


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2001 and 2000, the average amount of the required reserves was $2,161,000 and $1,390,000, respectively.


NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statement of financial condition of the Company and their approximate fair values at December 31, 2001 and 2000 are presented below.

                                                                              Gross          Gross         Estimated
                                                            Amortized      Unrealized     Unrealized         Fair
                                                              Cost            Gains         Losses           Value
                                                          -------------  -------------  -------------   --------------
SECURITIES AVAILABLE-FOR-SALE

DECEMBER 31, 2001:
   U.S. GOVERNMENT AND AGENCY SECURITIES...............   $  14,514,408  $     187,480  $      10,721   $   14,691,167
   STATE AND MUNICIPAL SECURITIES......................      13,994,179         68,297        257,536       13,804,940
   MORTGAGE-BACKED SECURITIES..........................      19,235,376        131,003         26,369       19,340,010
   EQUITY SECURITIES...................................       1,557,600             --             --        1,557,600
                                                          -------------  -------------  -------------   --------------
                                                          $  49,301,563  $     386,780  $     294,626   $   49,393,717
                                                          =============  =============  =============   ==============

December 31, 2000:
   U.S. Government and agency securities...............   $  16,622,308  $      67,276  $     131,256   $   16,558,328
   State and municipal securities......................       8,203,109         98,184         25,479        8,275,814
   Mortgage-backed securities..........................       6,160,758         31,351         43,217        6,148,892
   Equity securities...................................       1,557,600             --             --        1,557,600
                                                          -------------  -------------  -------------   --------------
                                                          $  32,543,775  $     196,811  $     199,952   $   32,540,634
                                                          =============  =============  =============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 4 - SECURITIES - CONTINUED

At December 31, 2001, the Company's available-for-sale securities reflected net unrealized gains of $92,154, which resulted in an increase in stockholders equity of $60,822 net of deferred tax liability. At December 31, 2000, the Company's available-for-sale securities reflected net unrealized losses of $3,141, which resulted in a decrease in stockholders' equity of $3,094, net of deferred tax liability.

During the first quarter of 2000, the Company transferred at fair market value all held-to-maturity securities into the available-for-sale category. The carrying value at the date of transfer was $5,799,963 with an approximate fair market value of $5,622,297.

The contractual maturities of securities available-for-sale at December 31, 2001, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                        Amortized         Estimated
                                                                                          Cost           Fair Value
                                                                                    ---------------    ---------------

SECURITIES AVAILABLE-FOR-SALE

   Due in one year or less......................................................    $     9,384,711    $     9,464,487
   Due after one year through five years........................................         19,974,456         20,058,275
   Due after five years through ten years.......................................          9,284,542          9,346,047
   Due after ten years..........................................................          9,100,254          8,967,308
   Equity securities............................................................          1,557,600          1,557,600
                                                                                    ---------------    ---------------
                                                                                    $    49,301,563    $    49,393,717
                                                                                    ===============    ===============

Mortgage-backed securities have been included in the maturity tables based upon guaranteed payoff date of each security.

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2001, were as follows:

                                                                       2001               2000              1999
                                                                 ----------------   ---------------    ---------------

Gross realized gains..........................................   $        174,983   $        10,519    $        11,829
Gross realized losses.........................................             28,007            21,293              2,399

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $1,557,600 at December 31, 2001 and 2000.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $9,413,000 and $19,076,000 at December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 5 - LOANS

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:

                                                                                          2001              2000
                                                                                    ---------------    ---------------

Commercial, financial and agricultural..........................................    $    29,091,838    $    36,320,462
Real estate - construction......................................................         54,255,536         22,056,849
Real estate - mortgage..........................................................        147,851,890        136,717,781
Consumer........................................................................         19,370,032         17,254,354
Other loans.....................................................................                 --          1,774,430
                                                                                    ---------------    ---------------
                                                                                        250,569,296        214,123,876
Allowance for loan losses.......................................................         (2,995,362)        (2,210,603)
                                                                                    ---------------    ---------------

Net loans.......................................................................    $   247,573,934    $   211,913,273
                                                                                    ===============    ===============

Total loans which the Company considered to be impaired at December 31, 2001 and 2000, were $1,642,000 and $385,000, respectively. All of these loans were on nonaccrual status and had related allowances of $246,300 and $57,750, respectively. Impaired loans consisted primarily of commercial loans as of December 31, 2001 and 2000. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 was approximately $1,013,500 and $365,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2001 and 2000. For the years ended December 31, 2001 and 2000, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 are as follows:

                                                                       2001               2000              1999
                                                                 --------------     ---------------    ---------------

Balance at beginning of year..................................   $     2,210,603    $     1,849,290    $     1,686,395

Charge-offs...................................................          (543,800)          (591,410)          (760,827)
Recoveries....................................................            34,059             30,783             43,722
                                                                 ---------------    ---------------    ---------------
   Net charge-offs............................................          (509,741)          (560,627)          (717,105)

Provision for loan losses.....................................         1,294,500            921,940            880,000
                                                                 ---------------    ---------------    ---------------

Balance at end of year........................................   $     2,995,362    $     2,210,603    $     1,849,290
                                                                 ===============    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                                                                          2001              2000
                                                                                    ---------------    ---------------

Land ..........................................................................     $       846,558    $       846,558
Buildings and improvements......................................................          4,050,520          3,486,006
Furniture and equipment.........................................................          2,765,158          2,360,289
Computer equipment and software.................................................          1,371,283          1,214,826
Automobiles.....................................................................            174,935            191,133
Construction in progress........................................................             40,000            350,517
                                                                                    ---------------    ---------------
                                                                                          9,248,454          8,431,329
Allowance for depreciation......................................................         (2,403,024)        (1,815,977)
                                                                                    ---------------    ---------------

                                                                                    $     6,845,430    $     6,615,352
                                                                                    ===============    ===============

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2001, 2000 and 1999, was $640,220, $472,609 and $312,865, respectively.


NOTE 8 - DEPOSITS

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2001 and 2000 were $48,189,453 and $39,542,067, respectively. Time deposits of less than $100,000 totaled $115,393,198 and $91,222,506 at December 31, 2001 and 2000,
respectively. Demand deposits reclassified as loan balances as of December 31, 2001 and 2000 amounted to $71,809 and $19,649, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2001, are as follows:

                                                                                                            Time
                                                                                                        Certificates
                                                                                                         of Deposit
                                                                                                       ---------------
           Years ending December 31,
                      2002.........................................................................    $   113,681,420
                      2003.........................................................................         41,382,821
                      2004.........................................................................          4,288,416
                      2005.........................................................................          4,012,774
                      2006.........................................................................            217,220
                                                                                                       ---------------

                                                                                                       $   163,582,651
                                                                                                       ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 and 2000 consist of the following:

                                                                                          2001              2000
                                                                                    ---------------    ---------------

Federal funds purchased.........................................................    $     1,932,000    $            --
Securities sold under agreements to repurchase..................................          1,732,699          2,845,355
                                                                                    ---------------    ---------------

                                                                                    $     3,664,699    $     2,845,355
                                                                                    ===============    ===============

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                                                          2001              2000
                                                                                    ---------------    ---------------

Average balance during the year.................................................    $     1,930,051    $     2,522,820
Average interest rate during the year...........................................               3.20%              3.94%
Maximum month-end balance during the year.......................................    $     3,144,208    $     3,117,584


U.S. Agency, municipal and mortgage-backed securities underlying the agreements at year end:

Carrying value..................................................................    $     2,466,745    $     3,180,498
Estimated fair value............................................................          2,466,745          3,180,498


NOTE 10 - LONG-TERM DEBT

At December 31, 2001 and 2000, the Company had notes payable totaling $29,653,571 and $34,538,095, respectively.

Long-term debt consists of the following at December 31:

                                                                                          2001              2000
                                                                                    ---------------    ---------------
Notes payable on line of credit at FHLB, with varying maturities;
   from April 2002  through  October 2008,  interest rate varies
   from 4.56% to 7.74%, secured by residential mortgages..........................  $    25,053,571    $    29,938,095

Note payable to another financial institution, interest at prime less 0.25%;
   interest paid quarterly with principal paid at maturity, secured by 100% of
   the outstanding shares of Appalachian Community Bank.                                  4,600,000          4,600,000
                                                                                    ---------------    ---------------
                                                                                    $    29,653,571    $    34,538,095
                                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 10 - LONG-TERM DEBT - CONTINUED

Maturities of long-term debt following December 31, 2001, are as follows:

           Years ending December 31,
           -------------------------
                      2002.........................................................................    $    11,642,857
                      2003.........................................................................          7,742,857
                      2004.........................................................................          4,142,857
                      2005.........................................................................          4,175,000
                      2006.........................................................................          1,000,000
                      Thereafter...................................................................            950,000
                                                                                                       ---------------
                                                                                                       $    29,653,571
                                                                                                       ===============

NOTE 11 - SHAREHOLDERS' EQUITY

At December 31, 2001 and 2000 Shareholders' Equity of the Company consisted of the following:

Common Stock: At December 31, 2001 20,000,000 shares authorized, 3,134,670 shares issued and 2,881,670 outstanding with a par value of $0.01 per share. At December 31, 2000, 20,000,000 shares authorized, 3,110,248 shares issued and 2,857,248 outstanding with a par value of $0.01 per share. Voting rights equal to one vote per share.

Paid-in Capital: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the tax benefits of non-statutory stock options.

Retained Earnings: Represents the accumulated net earnings of the Company.

Accumulated Other Comprehensive Income: Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Treasury Stock: Represents 253,000 shares of common stock at December 31, 2001 and 2000, at cost.

In April 2000, the Company issued a 2-for-1 stock split. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to this split.

In 2001, the Company sold 20,522 shares of stock to its 401(k) plan for $287,308. Of this amount, $205 was allocated to common stock and $287,103 to paid-in capital. In addition, 3,900 options were exercised for an amount equaling $32,381, including tax benefit, of which $39 was allocated to common stock and $32,342 to paid-in capital.

In 2000, the Company issued 24,192 shares of stock to its 401(k) plan for $292,838. Of this amount $242 was allocated to common stock and $292,596 to paid-in capital. The Company also purchased 165,000 shares of common stock for $1,827,705, which is reflected as treasury stock, at cost, in shareholders' equity. During 2000, the Company sold 306,612 shares of stock in a public offering for $4,599,190, net of issuance costs, of which $3,066 was allocated to common stock and $4,596,124 to paid-in capital. In addition, 1,200 options were exercised for an amount equaling $7,200, including tax benefit, of which $12 was allocated to common stock and $7,188 to paid-in capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 11 - SHAREHOLDERS' EQUITY - CONTINUED

In 1999, the Company sold 17,534 shares of stock to its 401(k) plan for $350,680. Of this amount, $87,670 was allocated to common stock and $263,010 to capital surplus. The Company also recorded an increase of $157,094 in capital surplus related to the issuance of compensatory options. This capital increase was reflected as compensation in the consolidated statement of income for the year ended December 31, 1999. In addition, 4,400 options were exercised for an amount equaling $55,243, including tax benefit, of which $22,000 was allocated to common stock and $33,243 to capital surplus.

The Company is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 2001 and 2000 are disclosed in note 17 following.

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

As of December 31, 2001, the Bank could declare dividends of approximately $1,520,000 without regulatory consent, subject to the Bank's compliance with regulatory capital restrictions. It is anticipated that any such dividends will be used for the payment of long-term debt service.


NOTE 12 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                       2001               2000              1999
                                                                 ----------------   ---------------    ---------------

Professional fees.............................................   $        469,267   $       426,710    $       412,218
Advertising...................................................            440,651           418,125            308,819
Director and committee fees...................................            411,804           379,542            226,983
Data processing...............................................            395,270           218,669            375,061
Stationery and supplies.......................................            264,271           262,175            252,688
Insurance.....................................................            144,286           123,827             80,860
Taxes and licenses............................................            132,472            50,080             63,715
Postage.......................................................            126,668           132,150            131,342
Amortization..................................................            117,747           117,747            117,668
Correspondent bank charges....................................             84,294            58,592             45,368
Checking account expense......................................             56,805            66,769             62,932
Dues and subscriptions........................................             39,546            29,374             19,368
Education.....................................................             37,386            24,760             22,642
Other.........................................................            397,931           474,031            203,513
                                                                 ----------------   ---------------    ---------------

   Total other operating expenses.............................   $      3,118,398   $     2,782,551    $     2,323,177
                                                                 ================   ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 13 - INCOME TAXES

Federal and state income taxes receivable (payable) as of December 31, 2001 and 2000 included in other assets and other liabilities were as follows:

                                                                                          2001              2000
                                                                                    ---------------    ---------------
Current
   Federal......................................................................    $       106,753    $        50,375
   State........................................................................           (103,660)            19,589

The components of the net deferred income tax asset included in other assets are as follows:

                                                                                          2001              2000
                                                                                    ---------------    ---------------
Deferred tax asset:
   Federal......................................................................    $       770,925    $       611,127
   State........................................................................             68,317             69,158
                                                                                    ---------------    ---------------
     Total deferred income tax asset............................................            839,242            680,285
                                                                                    ---------------    ---------------
Deferred tax liability:
   Federal......................................................................           (213,572)          (204,810)
   State........................................................................            (19,003)           (19,153)
                                                                                    ---------------    ---------------
     Total deferred income tax liability........................................           (232,575)          (223,963)
                                                                                    ---------------    ---------------
Net deferred tax asset..........................................................    $       606,667    $       456,322
                                                                                    ===============    ===============

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                          2001              2000
                                                                                    ---------------    ---------------

Net unrealized gains (losses) on securities available-for-sale..................    $       (31,333)   $            47
Depreciation....................................................................           (201,242)          (132,061)
Allowance for loan losses.......................................................            782,956            628,103
Deferred compensation...........................................................             55,098             52,135
Officers life insurance.........................................................                 --            (90,380)
Other...........................................................................              1,188             (1,522)
                                                                                    ---------------    ---------------

                                                                                    $       606,667    $       456,322
                                                                                    ===============    ===============

The components of income tax expense (benefit) for the years 2001, 2000 and 1999 are as follows:

                                                                       2001               2000              1999
                                                                 ----------------   ---------------    ---------------

Current
   Federal....................................................   $      1,038,142   $       741,910    $       292,595
   State......................................................            106,171            19,525            (35,946)
Deferred
   Federal....................................................           (179,725)           97,137            (54,741)
   State......................................................             (2,000)           13,206            (63,206)
                                                                 ----------------   ---------------    ---------------

                                                                 $        962,588   $       871,778    $       138,702
                                                                 ================   ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 13 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 2001, 2000 and 1999 of approximately $49,972, $(3,663) and $3,206, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2001, 2000 and 1999.

                                                                                    2001          2000           1999
                                                                                  --------      ---------     ---------

Statutory federal income tax rate..........................................           34.0%         34.0%         34.0%

Effect on rate of:
   Tax-exempt securities...................................................           (5.2)         (5.8)        (12.8)
   Tax-exempt loans........................................................           (1.1)         (0.8)         (0.9)
   Interest expense disallowance...........................................            0.6           1.1           2.3
   State income tax, net of federal tax....................................            1.9           1.0          (6.2)
   Other...................................................................           (2.7)          5.4          (6.5)
                                                                                  --------     ---------     ---------

Effective income tax rate..................................................           27.5%         34.9%          9.9%
                                                                                  ========     =========     =========


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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2001 and 2000, the Company has issued standby letters of credit of approximately $1,311,000 and $1,946,000.

Loan Commitments: As of December 31, 2001 and 2000, the Company had commitments outstanding to extend credit totaling approximately $34,084,000 and $20,578,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

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

                        DECEMBER 31, 2001, 2000 AND 1999




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

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. There were no uninsured balances at 2001. Total uninsured balances held at other commercial banks amounted to $146,456 at December 31, 2000.


NOTE 16 - STOCK OPTION PLANS

The Company has adopted its 1997 Employee Stock Incentive Plan and its 1997 Directors' Non-qualified Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees to purchase shares of the Company's $0.01 par value common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements.

The following sets forth certain information regarding stock options for the years ended December 31, 2001, 2000, and 1999. Stock option shares and prices have been adjusted to reflect the effects of the 2-for-1 stock split in 2000.

Fixed Options

                                                    2001                       2000                      1999
                                           ----------------------    ------------------------  -----------------------
                                                         WEIGHTED                  Weighted                  Weighted
                                                          AVERAGE                   Average                   Average
                                                         EXERCISE                  Exercise                  Exercise
                                             SHARES       PRICE        Shares       Price        Shares       Price
                                           ----------  ----------    -----------  -----------  ----------   ----------

Outstanding at beginning of year........      599,400  $      4.52       587,600  $     4.29      510,400   $      4.00
Granted.................................       50,000        14.00        13,000       15.00       86,000          6.00
Exercised...............................       (3,900)        4.21        (1,200)       6.00       (8,800)         4.00
Forfeited...............................       (6,600)       12.82            --        0.00           --          0.00
                                           ----------  -----------   -----------  ----------   ----------   -----------

Outstanding at end of year..............      638,900  $      5.18       599,400  $     4.52      587,600   $      4.29
                                           ==========  ===========   ===========  ==========   ==========   ===========

Exercisable at end of year..............      417,700  $      4.20       306,000  $     4.22      158,400   $      4.00
                                           ==========  ===========   ===========  ==========   ==========   ===========

Weighted average fair value
   of options granted...................               $      4.18                $     5.02                $      2.03
                                                       ===========                ==========                ===========

Information pertaining to options outstanding at December 31, 2001, is as follows:

                                                                      Outstanding        Expiration          Options
                                                                        Number              Date           Exercisable
                                                                   ----------------   ---------------    ---------------

Options with an Exercise Price of $4.00.......................            498,100           6/01/07            383,700
Options with an Exercise Price of $6.00.......................             82,800           6/22/09             32,400
Options with an Exercise Price of $15.00......................              8,000           6/30/10              1,600
Options with an Exercise Price of $14.00......................             50,000           7/10/11                 --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 16 - STOCK OPTION PLANS - CONTINUED

The Company's options outstanding have a weighted average contractual life of
6.04 years.

If the Company had elected to recognize compensation cost for options granted in 2001, 2000 and 1999, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                                                Years Ended December 31,
                                                                 -----------------------------------------------------
                                                                       2001               2000              1999
                                                                 ----------------   ---------------    ---------------
Net Income
   As reported................................................   $      2,538,098   $     1,629,431    $     1,265,774
   Pro forma..................................................          2,415,583         1,483,296          1,081,829

Basic Earnings Per Share
   As reported................................................   $           0.89   $          0.59    $           0.48
   Pro forma..................................................               0.84              0.54                0.41

Diluted Earnings Per Share
   As reported................................................   $           0.82   $          0.55    $           0.44
   Pro forma..................................................               0.78              0.50                0.38

All options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share for 2001 by 221,593, 213,671 greater than that used to calculate basic earnings per share for 2000 and 194,658 greater than that used to calculate basic earnings per share for 1999. The dilutive effects on earnings per share for the years ended December 31, 2001, 2000 and 1999 were $.07, $.04, and $.04, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                       2001               2000              1999
                                                                 ----------------   ---------------    ---------------

Expected dividend yield.......................................              1.90%              1.90%              1.90%
Expected stock price volatility...............................             24.20              25.70              26.30
Risk-free interest rate.......................................              4.95               6.00               6.00
Expected life of options......................................        7.50 YEARS         7.50 years         7.50 years

The effects of applying SFAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.


NOTE 17 - REGULATORY MATTERS

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiary bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 17 - REGULATORY MATTERS - CONTINUED

framework from prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the applicable regulatory agencies categorized Appalachian Community Bank, the subsidiary bank, as well capitalized under the regulatory framework for prompt corrective action. To remain well capitalized the Company and its subsidiary bank must maintain minimum Total Capital, Tier I Capital and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action categories.

The Company's and Bank's actual capital amounts and ratios are also presented in the table. The separate ratios of the former Gilmer County Bank and Appalachian Community Bank have been recomputed and presented below on a combined basis as of December 31, 2000.

                                                                                          To Be Well Capitalized
                                                                                                 Under Prompt
                                                                       For Capital             Corrective Action
                                               Actual               Adequacy Purposes             Provisions
                                       -----------------------  ------------------------  ------------------------
                                          Amount        Ratio       Amount        Ratio       Amount        Ratio
                                       ------------  ---------  -------------   --------  --------------  ---------
                                                                     (in Thousands)

AS OF DECEMBER 31, 2001:

TOTAL CAPITAL
   CONSOLIDATED                        $     21,533    8.32%    $      20,700      8.00%  $       25,875    10.00%
   APPALACHIAN COMMUNITY BANK                26,120   10.09            20,718      8.00           25,897    10.00
TIER 1 CAPITAL
   CONSOLIDATED                              18,538    7.16            10,350      4.00           15,525     6.00
   APPALACHIAN COMMUNITY BANK                23,125    8.93            10,359      4.00           15,538     6.00
TIER 1 LEVERAGE
   CONSOLIDATED                              18,538    5.87            12,642      4.00           15,802     5.00
   APPALACHIAN COMMUNITY BANK                23,125    7.32            12,642      4.00           15,802     5.00

As of December 31, 2000:

Total Capital
   Consolidated                        $     17,774    8.25%    $      17,242      8.00%  $       21,552    10.00%
   Appalachian Community Bank                22,427   10.41            17,242      8.00           21,552    10.00
Tier 1 Capital
   Consolidated                              15,563    7.22             8,621      4.00           12,931     6.00
   Appalachian Community Bank                20,217    9.38             8,621      4.00           12,931     6.00
Tier 1 Leverage
   Consolidated                              15,563    5.72            10,887      4.00           13,608     5.00
   Appalachian Community Bank                20,217    7.32            11,049      4.00           13,811     5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 18 - EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company's contribution to the plan is determined by the board of directors. The Company made discretionary cash contributions to the plan of approximately $223,678 in 2001, $219,940 in 2000 and $170,000 in 1999.


NOTE 19 - LEASES

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2001, 2000 and 1999, rental expense for operating leases was approximately $50,600, $29,000 and $33,000, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 2001, are as follows:

         Years Ending December 31,
         -------------------------
                    2002...........................................................................    $        63,130
                    2003...........................................................................             43,754
                    2004...........................................................................             34,381
                    2005...........................................................................             35,020
                    2006...........................................................................             33,372
                    Thereafter.....................................................................            871,808
                                                                                                       ---------------

                    Total minimum lease payments...................................................    $     1,081,465
                                                                                                       ===============


NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2001 and 2000. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

                                                                                          2001              2000
                                                                                    ---------------    ---------------

Balance at Beginning of Year....................................................    $     6,646,716    $     7,748,555
New loans.......................................................................          2,037,909          4,228,322
Repayments......................................................................           (253,193)        (5,330,161)
Change in related parties.......................................................                 --                 --
                                                                                    ---------------    ---------------

Balance at End of Year..........................................................    $     8,431,432    $     6,646,716
                                                                                    ===============    ===============

Deposits: Deposits held from related parties were $1,589,713 and $918,285 at December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

Lease: The Bank leases a facility from a partnership which includes directors of the Company. The lease commenced in May 2001 and has an initial term of 24 months. Annual lease expense is set at $30,000. The Bank has an option to renew at the end of the term for an additional 24 months at annual lease expense of $33,000.


NOTE 21 - LITIGATION

While the Company and its subsidiaries are party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.


NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Commitments to Extend Credit, Letters of Credit, and Financial Guarantees
Written: The fair value of commitments and letters of credit is estimated to be approximately the same as the notional amount of the related commitment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31 are as follows:


                                                                   2001                              2000
                                                     ------------------------------     ------------------------------
                                                        CARRYING           FAIR            Carrying           Fair
                                                         AMOUNT            VALUE            Amount            Value
                                                     ------------      ------------     ------------      ------------
                                                               (in thousands)                   (in thousands)

FINANCIAL ASSETS
Cash and short-term investments..................    $      7,558      $      7,558     $     11,717      $     11,717
Securities.......................................          49,394            49,394           32,540            32,540
Loans............................................         250,569           250,556          214,124           213,615
Accrued interest receivable......................           2,499             2,499            2,454             2,454
                                                     ------------      ------------     ------------      ------------
   TOTAL FINANCIAL ASSETS........................    $    310,020      $    310,007     $    260,835      $    260,326
                                                     ============      ============     ============      ============

FINANCIAL LIABILITIES
Deposits.........................................    $    264,028      $    267,934     $    214,169      $    215,358
Short-term borrowings............................           3,665             3,665            2,845             2,848
Accrued interest payable.........................           1,267             1,267            1,362             1,362
Long-term debt...................................          29,654            29,985           34,538            34,421
                                                     ------------      ------------     ------------      ------------
   TOTAL FINANCIAL LIABILITIES...................    $    298,614      $    302,851     $    252,914      $    253,989
                                                     ============      ============     ============      ============

UNRECOGNIZED FINANCIAL INSTRUMENTS
Commitments to extend credit.....................    $     34,084      $     34,084     $     20,578      $     20,578
Standby letters of credit........................           1,311             1,311            1,946             1,946
                                                     ------------      ------------     ------------      ------------
   TOTAL UNRECOGNIZED FINANCIAL
     INSTRUMENTS.................................    $     35,395      $     35,395     $     22,524      $     22,524
                                                     ============      ============     ============      ============


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 23 - CONDENSED PARENT INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                              DECEMBER 31,
                                                                                    ----------------------------------
                                                                                          2001              2000
                                                                                    ---------------    ---------------
ASSETS
   Cash and due from banks......................................................    $       196,123    $        12,938
   Investment in Subsidiaries (equity method) eliminated upon consolidation.....         25,177,931         22,323,891
   Other assets.................................................................             65,677             84,186
                                                                                    ---------------    ---------------

     TOTAL ASSETS...............................................................    $    25,439,731    $    22,421,015
                                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Note payable.................................................................    $     4,600,000    $     4,600,000
   Other liabilities............................................................            248,541            151,528
                                                                                    ---------------    ---------------
     Total Liabilities..........................................................          4,848,541          4,751,528

     Total Shareholders' Equity.................................................         20,591,190         17,669,487
                                                                                    ---------------    ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................    $    25,439,731    $    22,421,015
                                                                                    ===============    ===============



STATEMENTS OF INCOME

                                                                                YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                       2001               2000              1999
                                                                 ----------------   --------------     --------------
INCOME
   Interest...................................................   $             --   $        4,496     $           --
   Dividends from subsidiaries - eliminated upon consolidation            250,000          700,000            350,000
                                                                 ----------------   --------------     --------------
                                                                          250,000          704,496            350,000

EXPENSES
   Interest...................................................            319,067          397,866            264,475
   Other expenses.............................................            490,156          417,772            338,315
                                                                 ----------------   --------------     --------------
                                                                          809,223          815,638            602,790
                                                                 ----------------   --------------     --------------

Income (loss) before income taxes and equity in undistributed
   earnings of subsidiaries...................................           (559,223)        (111,142)          (252,790)
Income tax benefits...........................................            307,196          244,364            288,943
                                                                 ----------------   --------------     --------------

Income (loss) before equity in undistributed earnings
   of subsidiaries............................................           (252,027)         133,222             36,153

Equity in undistributed earnings of subsidiaries..............          2,790,125        1,496,209          1,229,621
                                                                 ----------------   --------------     --------------

     NET INCOME...............................................   $      2,538,098   $    1,629,431     $    1,265,774
                                                                 ================   ==============     ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 23 - CONDENSED PARENT INFORMATION - CONTINUED

STATEMENTS OF CASH FLOW

                                                                                YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                       2001               2000              1999
                                                                 ----------------   --------------     --------------
OPERATING ACTIVITIES
   Net Income.................................................   $      2,538,098   $    1,629,431     $    1,265,774
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiaries...........         (2,790,125)      (1,496,209)        (1,229,621)
     Deferred tax expense (benefit)...........................                 --           76,618            (76,618)
     Increase (decrease) in accrued interest payable..........           (108,739)         108,739                 --
     Other....................................................            224,262          179,993           (451,345)
                                                                 ----------------   --------------     --------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....           (136,504)         498,572           (491,810)
                                                                 ----------------   --------------     --------------

INVESTING ACTIVITIES
   Capital injection in subsidiaries..........................                 --       (4,400,000)                --
                                                                 ----------------   --------------     --------------
       NET CASH USED IN INVESTING ACTIVITIES..................                 --       (4,400,000)                --
                                                                 ----------------   --------------     --------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt...................                 --        4,600,000                 --
   Repayment of long-term debt................................                 --       (3,600,000)                --
   Proceeds from issuance of common stock.....................            319,689        4,662,185            542,974
   Purchases of treasury stock................................                 --       (1,827,205)                --
                                                                 ----------------   --------------     --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..............            319,689        3,834,980            542,974
                                                                 ----------------   --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........            183,185          (66,448)            51,164

Cash and cash equivalents at beginning of year................             12,938           79,386             28,222
                                                                 ----------------   --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR......................   $        196,123   $       12,938     $       79,386
                                                                 ================   ==============     ==============



Cash paid during the year for:
   Interest...................................................   $        427,806   $      289,127     $      264,475

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                         (In Thousands Except Per Share Data)
2001:
TOTAL INTEREST INCOME..............   $       6,178  $       6,128   $       6,258  $       6,199  $         24,763
TOTAL INTEREST EXPENSE.............           3,648          3,386           3,389          3,252            13,675
PROVISION FOR LOAN LOSSES..........             366            126             326            476             1,294
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.......           2,164          2,616           2,543          2,471             9,794
SECURITIES GAINS (LOSSES)..........              94             24             (19)            48               147
TOTAL NONINTEREST INCOME...........             440            270             231            450             1,391
TOTAL NONINTEREST EXPENSE..........           1,832          1,859           1,940          2,200             7,831
INCOME TAX EXPENSE (BENEFIT).......             262            292             271            138               963
NET INCOME.........................             604            759             544            631             2,538

PER COMMON SHARE:
   BASIC EARNINGS..................            0.21           0.27            0.19           0.22             0.89
   DILUTED EARNINGS................            0.19           0.24            0.18           0.21             0.82

2000:
Total interest income..............   $       4,742  $       5,266   $       6,087  $       5,875            21,970
Total interest expense.............           2,835          3,214           3,689          3,587            13,325
Provision for loan losses..........             300            350             160            112               922
Net interest income after
   provision for loan losses.......           1,607          1,702           2,238          2,176             7,723
Securities gains (losses)..........              (7)            --               1             (5)              (11)
Total noninterest income...........             245            245             368            312             1,170
Total noninterest expense..........           1,386          1,519           1,805          1,671             6,381
Income tax expense.................             148             45             218            461               872
Net income.........................             311            383             584            351             1,629

Per Common Share:
   Basic earnings..................            0.12           0.14            0.21           0.12             0.59
   Diluted earnings................            0.11           0.13            0.19           0.12             0.55

1999:
Total interest income..............   $       3,698  $       3,975   $       4,163  $       4,303            16,139
Total interest expense.............           2,109          2,200           2,346          2,483             9,138
Provision for loan losses..........             150            205             285            240               880
Net interest income after
   provision for loan losses.......           1,439          1,570           1,532          1,580             6,121
Securities gains (losses)..........              --             10              (2)             1                 9
Total noninterest income...........             226            186             231            193               836
Total noninterest expense..........           1,251          1,355           1,330          1,625             5,561
Income tax expense.................             140            181              83           (265)              139
Net income.........................             274            230             348            414             1,266

Per Common Share:
   Basic earnings..................            0.10           0.09            0.13           0.16             0.48
   Diluted earnings................            0.09           0.08            0.12           0.15             0.44