Form 10-Q
period 2002-03-31
APPALACHIAN BANCSHARES INC
filed 2002-05-15
CIK 1019883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-21383


                          APPALACHIAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


       Georgia                                            58-2242407
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)



                            829 Industrial Boulevard
                             Ellijay, Georgia 30540
                     (Address of principal executive office)

                                 (706) 276-8000
                (Issuer's telephone number, including area code)



(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               (   ) Yes                          ( X ) No
           -----------------                 ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value      Outstanding at May 15, 2002: 2,968,870 Shares

                          APPALACHIAN BANCSHARES, INC.

                            March 31, 2002 Form 10-Q

                                TABLE OF CONTENTS


                                                                                                          Page No.
Part 1 - Financial Information
Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of March 31, 2002
           and December 31, 2001..........................................................................     2

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2002 and 2001..................................................................     3

           Consolidated Statements of Comprehensive Income for the Three Months
           Ended March 31, 2002 and 2001..................................................................     4

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2002 and 2001...........................................................     5

           Notes to Consolidated Financial Statements.....................................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................     8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................    14

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K...............................................................    15

Signatures


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 Consolidated Statements of Financial Condition


                                                                                  March 31, 2002     December 31,
                                                                                    (Unaudited)          2001
                                                                                  ---------------  ----------------
Assets
   Cash and due from banks......................................................  $     5,640,873  $      3,598,304
   Interest bearing deposits with other banks...................................          242,801           745,954
   Federal funds sold...........................................................        7,103,000         3,214,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents................................................       12,986,674         7,558,258

   Securities available-for-sale................................................       50,733,305        49,393,717

   Loans........................................................................      261,855,288       250,569,296
   Allowance for loan losses....................................................       (2,987,896)       (2,995,362)
                                                                                  ---------------  ----------------
       Net Loans................................................................      258,867,392       247,573,934

   Premises and equipment, net..................................................        7,119,219         6,845,430
   Cash surrender value on life insurance.......................................        2,397,159         2,498,992
   Accrued interest.............................................................        2,335,497         2,369,866
   Intangibles, net.............................................................        2,143,142         1,991,891
   Other assets.................................................................        1,594,516         1,446,923
                                                                                  ---------------  ----------------

       Total Assets.............................................................  $   338,176,904  $    319,679,011
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities

   Deposits:
     Noninterest-bearing........................................................  $    18,199,255  $     16,833,584
     Interest-bearing...........................................................      261,632,164       247,194,423
                                                                                  ---------------  ----------------
       Total Deposits...........................................................      279,831,419       264,028,007

   Securities sold under agreements to repurchase/Federal funds purchased.......        4,104,976         3,664,699
   Accrued interest.............................................................        1,064,508         1,266,946
   Long-term debt...............................................................       31,020,238        29,653,571
   Other liabilities............................................................          790,962           474,598
                                                                                  ---------------  ----------------
       Total Liabilities........................................................      316,812,103       299,087,821
                                                                                  ---------------  ----------------

Shareholders' Equity
   Common stock ($0.01 par value; 20,000,000 shares authorized, 3,221,870 shares issued at March 31, 2002 and 3,134,670 at
     December 31, 2001).........................................................           32,219            31,347
   Paid-in capital..............................................................       15,276,662        14,926,333
   Retained earnings............................................................        8,478,722         7,827,893
   Accumulated other comprehensive income (loss): unrealized gains
     (losses) on investment securities available-for-sale, net of tax...........         (167,597)           60,822
   Treasury Stock, 253,000 shares, at cost......................................       (2,255,205)       (2,255,205)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity...............................................       21,364,801        20,591,190
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity...............................  $   338,176,904  $    319,679,011
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        Consolidated Statements of Income
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                  --------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------
Interest Income
   Interest and fees on loans...................................................  $     4,995,594  $      5,482,701
   Interest on investment securities:
     Taxable securities.........................................................          468,826           420,039
     Nontaxable securities......................................................          178,155           117,991
   Interest on deposit in other banks...........................................              946               581
   Interest on federal funds sold...............................................           23,958           156,675
                                                                                  ---------------  ----------------
       Total Interest Income....................................................        5,667,479         6,177,987
                                                                                  ---------------  ----------------

Interest Expense
   Interest on deposits.........................................................        2,400,834         3,003,251
   Interest on federal funds purchased and securities
     sold under agreements to repurchase........................................           12,418            32,811
   Interest on long-term debt...................................................          476,822           611,749
                                                                                  ---------------  ----------------
       Total Interest Expense...................................................        2,890,074         3,647,811
                                                                                  ---------------  ----------------

Net Interest Income.............................................................        2,777,405         2,530,176
   Provision for loan losses....................................................         (146,000)         (366,500)
                                                                                  ---------------  ----------------

Net Interest Income After Provision for Loan Losses.............................        2,631,405         2,163,676

Noninterest Income
   Customer service fees........................................................          221,017           264,771
   Insurance commissions........................................................           19,242             9,831
   Other operating income.......................................................          148,914           164,680
   Investment securities gains..................................................           20,434            94,491
                                                                                  ---------------  ----------------
       Total Noninterest Income.................................................          409,607           533,773
                                                                                  ---------------  ----------------

Noninterest Expenses
   Salaries and employee benefits...............................................        1,066,417           861,761
   Occupancy expense............................................................          139,987           142,633
   Furniture and equipment expense..............................................          211,166           226,143
   Other operating expenses.....................................................          677,613           601,060
                                                                                  ---------------  ----------------
       Total Noninterest Expenses...............................................        2,095,183         1,831,597
                                                                                  ---------------  ----------------

Income before income taxes......................................................          945,829           865,852
Income tax expense..............................................................         (295,000)         (261,750)
                                                                                  ---------------  ----------------

Net Income......................................................................  $       650,829  $        604,102
                                                                                  ===============  ================

Earnings Per Common Share
   Basic........................................................................  $          0.22  $          0.21
   Diluted......................................................................             0.20             0.19

Weighted Average Shares Outstanding
   Basic........................................................................        2,929,292         2,857,248
   Diluted......................................................................        3,202,938         3,108,480

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                  --------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------
Net Income......................................................................  $       650,829  $        604,102

Other comprehensive, net of tax:
   Unrealized gains on securities: Unrealized holding gains (losses)
     arising during the period..................................................         (325,655)          425,689
   Less: reclassification adjustments for (gains) losses
     included in net income.....................................................          (20,434)          (94,491)
                                                                                  ---------------  ----------------
                                                                                         (346,089)          331,198
   Income tax benefit related to items of other comprehensive income............          117,670          (116,604)
                                                                                  ---------------  ----------------

Other comprehensive income (loss)...............................................         (228,419)          214,594
                                                                                  ---------------  ----------------

Comprehensive Income............................................................  $       422,410  $        818,696
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      Consolidated Statements of Cash Flow
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                  --------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ---------------
Operating Activities
   Net income...................................................................  $       650,829  $        604,102
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for loan losses....................................................          146,000           366,500
   Provision for depreciation, amortization and accretion.......................          169,535           125,510
   Realized investment security gains...........................................          (20,434)          (94,491)
   Decrease (increase) in accrued interest receivable...........................          163,495          (186,430)
   Increase in cash surrender value of life insurance...........................          (27,293)          (28,202)
   (Decrease) increase in accrued interest payable..............................         (202,438)           12,842
   Other........................................................................          135,190           151,275
                                                                                  ---------------  ----------------
       Net Cash Provided by Operating Activities................................        1,014,884           951,106
                                                                                  ---------------  ----------------

Investing Activities
   Purchase of securities available-for-sale, net...............................       (1,665,243)       (4,042,801)
   Net increase in loans to customers...........................................      (11,439,458)      (12,372,090)
   Capital (expenditures) sales, net............................................         (443,324)         (203,251)
                                                                                  ---------------  ----------------
       Net Cash Used in Investing Activities....................................      (13,548,025)      (16,618,142)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts and savings accounts...........       11,240,636         7,454,583
   Net increase in certificates of deposit......................................        4,562,776        11,122,112
   Net increase (decrease) in short term borrowings.............................          440,277          (564,709)
   Proceeds from issuance of common stock.......................................          351,201                --
   Net increase (decrease) in FHLB borrowings...................................        1,366,667          (675,000)
                                                                                  ---------------  ----------------
       Net Cash Provided by Financing Activities................................       17,961,557        17,336,986
                                                                                  ---------------  ----------------

Net increase in cash and cash equivalents.......................................        5,428,416         1,669,950

Cash and Cash Equivalents at Beginning of Period................................        7,558,258        11,716,966
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period......................................  $    12,986,674  $     13,386,916
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
     Interest...................................................................  $     3,092,512  $      3,634,969
     Income taxes...............................................................          108,000             8,090

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APPALACHIAN BANCSHARES, INC.

                                 March 31, 2002
                                   (unaudited)

Note A - Basis of Presentation

         The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank and Appalachian Information Management, Inc. ("AIM") (collectively the "Bank"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank. AIM provides in-house data services to the Bank and offers data processing services to other institutions. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements for the Company for the year ended December 31, 2001, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission in March 2002.


Note B - Income Taxes

         The effective tax rate of approximately 31 percent and 30 percent for the three months ended March 31, 2002 and March 31, 2000, approximates the federal and state statutory rates less an adjustment for the effect of tax exempt securities.


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

         At March 31, 2002, the Company had net unrealized losses of $253,935 in available-for-sale securities which are reflected in the presented assets and resulted in an decrease in Shareholder's equity of $167,597, net of deferred tax liability. The net decrease in Shareholder's Equity as a result of the SFAS No. 115 adjustment from December 31, 2001 to March 31, 2002 was $228,419.

Note D - Segment Information

         All of the Bank's offices offer similar products and services, are located in the same geographic region, and serve similar customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide sufficient details related to segment reporting.


Note E - Business Combination

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


Note F  - Regulatory Filing Status Change

         Effective January 1, 2002, the Company is now required to file under Regulation S-X instead of Regulation S-B. The Company's public float has exceeded $25,000,000 for the past two consecutive years therefore triggering the change in filing status.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding management's beliefs, current expectations, estimates and projections about the consolidated financial services industry, the economy, and about the Company and the Bank in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or from anticipated events, trends or results. These factors include, but are not limited to, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer County, primarily in the local poultry industry, and Union County, (iii) rapid fluctuations in interest rates,
(iv) the inability of the Banks to maintain regulatory capital standards, (v) changes in the legislative and regulatory environment.

         This discussion is intended to assist in an understanding of the Company's consolidated financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of this Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission in March 2002.

         The Company's operations are conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition and results of operations are discussed in detail below.


FINANCIAL CONDITION

December 31, 2001 compared to March 31, 2002

Loans

         Loans comprised the largest single category of the Company's earning assets on March 31, 2002. Loans, net of unearned income and reserve for loan losses, were 76.5% of total assets at March 31, 2002. Total net loans were $258,867,392 at March 31, 2002, representing a 4.6% increase from the December 31, 2001, total of $247,573,934. This increase reflects the continued increase in loan demand for the Banks' respective market areas coupled with an increase in the Banks' market share for their respective areas.

Investment Securities and Other Earning Assets

         Investment securities and federal funds sold increased $5,228,588 or 9.9% from December 31, 2001 to March 31, 2002. Investment securities at March 31, 2002 were $50,733,305 compared with $49,393,717 at December 31, 2001, reflecting a 2.7% increase of $1,339,588. Federal funds sold were $7,103,000 at March 31, 2002, compared to the December 31, 2001, total of $3,214,000, a 121.0% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The increase in federal funds sold resulted from the reinvestment of funds in loans and securities.

Asset Quality

         Asset quality is measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 1.68 at December 31, 2001, to 0.64 at March 31, 2002. Total nonperforming assets at March 31, 2002, were $4.667 mllion, which primarily consisted of non-accrual loans. Nonperforming assets at December 31, 2001, were 1.787 million. The ratio of total nonperforming assets to total assets increased from 0.56% to 1.38% and the ratio of nonperforming loans to total loans increased from 0.66% to 1.73% as compared to December 31, 2001.

Deposits

         Total deposits of $279,831,419 at March 31, 2002, increased $15,803,412 or 6.0% over total deposits of $264,028,007 at year-end 2001. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $1,365,671 or 8.1% from year-end 2001 to March 31, 2002, and interest-bearing deposits increased $14,437,741 or 5.8% during the same period. Time deposits of $100,000 or more increased approximately $4,238,000 or 8.8% during the same period.

Securities Sold Under Agreements To Repurchase

         Securities sold under agreements to repurchase totaled $4,104,976 at March 31, 2002, a $2,372,277 increase from the December 31, 2001, total of $1,732,699. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements. The increased balances reflect the needs of these customers to increase their cash balances on hand. Federal funds purchased at December 31, 2001, totaled $1,932,000 compared to $-0- at March 31, 2002.

Shareholders' Equity

         Shareholders' equity increased $773,611 from December 31, 2001 to March 31, 2002, due to net earnings of $650,829, a $228,419 decrease as a result of unrealized losses on securities available-for-sale and the issuance of common stock of $351,201 ($872 allocated to common stock and $350,329 to paid-in capital).

Liquidity Management

         Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform their primary function of financial intermediaries and would, therefore, not be able to meet the production and growth needs of the communities they serve.

         The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of their customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of the Company's shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $162.6 million or 62.1% of the total loan portfolio at March 31, 2002, and investment securities maturing in one year or less equaled $29,000 or 0.01% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

         The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

         To maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank of Atlanta, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $33,818,000 as of March 31, 2002. At March 31, 2002, the outstanding balance of Appalachian Community Bank's credit line was $26,420,238.

Capital Resources

         Management believes that a strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

         Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $19.4 million at March 31, 2002. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total Capital and was $22.4 million at March 31, 2002. The Company's percentage ratios as calculated under regulatory guidelines were 7.24% and 8.35% for Tier 1 and Total Capital, respectively, at March 31, 2002. The Company's Tier 1 and Total Capital exceeded the minimum ratios of 4% and 8%.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles, bears to total assets minus intangibles. At March 31, 2002, the Company's leverage ratio was 5.94% exceeding the regulatory minimum requirement of 4%.

         DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") has imposed a 6% primary capital ratio on the Bank. This standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. At March 31, 2002, the capital ratio, as calculated under the DBF standard for the Bank, was 8.41%.

         In January 2001, Appalachian Community Bank paid a $250,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses.


RESULTS OF OPERATIONS

Three months ended March 31, 2002

Summary

         Net earnings for the three months ended March 31, 2002, were $650,829 compared to net earnings of $604,102 for the same period in 2001. This represents a 7.7% increase in net earnings. Net interest income increased $247,229 (9.8%) during the first three months of 2002 as compared to the same period in 2001; noninterest expenses increased $263,583 (14.4%) during same period, while noninterest income decreased by $124,166 (23.3%). Total interest expense decreased $757,737 (20.8%) during the first three months of 2002 as compared to the same period in 2001.

Net Interest Income

         Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2002, decreased $510,508 (8.3%) as compared to the same period in 2001. This decrease is attributable to the decline in interest rates over the past twelve months. Interest expense for the three months ended March 31, 2002, decreased $757,737 (20.8%) compared to the same period of 2001. This decrease was primarily due to a decrease of $602,417 in interest expense accrued on deposit accounts. The remaining decrease is attributed to interest expense on loans from the Federal Home Loan Bank and The Crescent Bank and Trust Company.

Provision for Loan Losses

         The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $146,000 for the three months ended March 31, 2002, compared to $366,500 for the same period of 2001. Charge-offs exceeded recoveries by $153,466 for the three months ended March 31, 2002. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.14% at March 31, 2002, compared to 1.20% at year-end 2001.

Noninterest Income

         Noninterest income for the three months ended March 31, 2002, was $409,607 compared to $533,773 for the same period of 2001. This decrease was primarily due to a decrease in investment security gains of $74,057 in the first three months of 2002 as compared to the same period of 2001, and a decrease in customer service fees of $43,754. Significant other components of noninterest income changed as follows: Insurance commissions increased $9,411 and other operating income decreased $15,766.

Noninterest Expenses

         Noninterest expenses for the three months ended March 31, 2002, were $2,095,183, reflecting a 14.4% increase over the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,066,417 for the three months ended March 31, 2002, 23.7% higher than in the same period of 2001. Occupancy costs decreased $2,646, and furniture and equipment expenses decreased by $14,977. Other operating expenses increased by 12.7% to $677,613.

Income Taxes

         The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax exempt securities. The provision for income taxes of $295,000 for the three months ended March 31, 2002, increased $33,250 compared to the same period of 2001 due to increased profit levels.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk arises from the possibility that interest rates may change significantly and affect the fair value of the Company's financial instruments (also known as interest rate risk).

The primary objective of asset/liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining a reasonable balance between rate sensitive earning assets and rate sensitive interest-bearing liabilities. The amount invested in rate sensitive earning assets compared to the amount of rate sensitive liabilities issued are the principal factors in projecting the effect that fluctuating interest rates will have on future net interest income and the fair value of financial instruments. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a given time period. Management monitors the rate sensitivity of all interest earning assets and interest bearing liabilities, but places particular emphasis on the upcoming year. The Company's asset/liability management policy requires risk assessment relative to interest pricing and related terms and places limits on the risk to be assumed by the Company.

The Company uses several tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is a method of estimating the fair value of financial instruments, the earnings at risk, and capital at risk under varying interest rate conditions. Simulation analysis is used to estimate the sensitivity of the Company's net interest income and stockholders' equity to changes in interest rates. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows as interest rates change, as well as the expected timing and magnitude of deposit flows and rate changes whether or not these deposits re-price on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, re-pricing behavior and ultimately net interest income. The Company has commenced this monitoring process and has evaluated the effects on interest-sensitive assets and liabilities. However, the overall ultimate impact to earnings and fair values have not been adequately analyzed. By June 30, 2002, simulation analysis should be in place to provide the impact of changing rates to the Company as a whole.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                11  Computation of Net Income Per Share

         (b) Reports on Form 8-K - The Company filed a report on Form 8-K on January 15, 2002, regarding the Separation and Settlement Agreement by and among the Company, the Bank and Kent W. Sanford.

                                   SIGNATURES




         Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2002                     APPALACHIAN BANCSHARES, INC.

                                        By:      /s/ Tracy R. Newton
                                  ----------------------------------------------
                                               Tracy R. Newton
                                              President and CEO
                                          (Duly authorized officer)


                                        By:      /s/ Alan R. May
                                  ----------------------------------------------
                                                   Alan R. May
                                             Chief Financial Officer
                                          (Principal financial officer)
