Form 10-Q
period 2002-06-30
APPALACHIAN BANCSHARES INC
filed 2002-08-13
CIK 1019883

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[   ]     TRANSITION  REPORT PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-21383
                          APPALACHIAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)



        Georgia                                             58-2242407
(State of Incorporation)                       (IRS Employer Identification No.)




                            829 Industrial Boulevard
                             Ellijay, Georgia 30540
                     (Address of principal executive office)



                                 (706) 276-8000
                (Issuer's telephone number, including area code)




(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes   X       No
                        --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value   Outstanding at August 13, 2002: 2,995,270 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2002


                                TABLE OF CONTENTS


                                                                                                              Page No.

Part I.  Financial Information

   Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition at June 30, 2002
       and December 31, 2001.........................................................................             1

     Consolidated Statements of Income For the Three Months and Six Months
       Ended June 30, 2002 and 2001..................................................................             2

     Consolidated Statements of Comprehensive Income For the Three Months
       and Six Months Ended June 30, 2002 and 2001...................................................             3

     Consolidated Statements of Cash Flows For the Six Months Ended
       June 30, 2002 and 2001........................................................................             4

     Notes to Consolidated Financial Statements......................................................             5

   Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operation............................................................................             9

   Item 3. Quantitative and Qualitative Disclosures about Market Risk................................            16


Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders.......................................            18

   Item 6. Exhibits and Reports on Form 8-K..........................................................            19

Certification of Periodic Financial Reports

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     June 30,
                                                                                       2002          December 31,
                                                                                    (Unaudited)          2001
 Assets
Cash and due from banks......................................................     $    10,406,089  $      3,598,304
Interest bearing deposits with other banks...................................             291,180           745,954
Federal funds sold...........................................................             727,000         3,214,000
   Cash and Cash Equivalents.................................................          11,424,269         7,558,258

Securities available-for-sale................................................          53,587,361        49,393,717

Loans  ......................................................................         277,162,495       250,569,296
Allowance for loan losses....................................................          (3,099,657)       (2,995,362)
   Net Loans.................................................................         274,062,838       247,573,934

Premises and equipment, net..................................................           8,207,252         6,845,430
Accrued interest.............................................................           2,363,162         2,498,992
Cash surrender value on life insurance.......................................           2,428,657         2,369,866
Intangibles, net.............................................................           2,122,516         1,991,891
Other assets.................................................................           1,663,005         1,446,923
       Total Assets..........................................................     $   355,859,060  $    319,679,011

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    19,248,133  $     16,833,584
     Interest-bearing........................................................         269,782,006       247,194,423
       Total Deposits........................................................         289,030,139       264,028,007

   Short-term borrowings.....................................................           6,597,590         3,664,699
   Accrued interest..........................................................           1,034,881         1,266,946
   Long-term debt............................................................          35,832,143        29,653,571
   Other liabilities.........................................................             836,012           474,598
       Total Liabilities.....................................................         333,330,765       299,087,821

Shareholders' Equity
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,248,270 shares issued at June 30, 2002,
     3,134,670 shares issued at December 31, 2001............................              32,483            31,347
   Paid-in capital...........................................................          15,381,998        14,926,333
   Retained earnings.........................................................           8,940,822         7,827,893
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................             428,197            60,822
   Treasury stock, at cost (253,000 shares at June 30, 2002 and
     at December 31, 2001)...................................................          (2,255,205)       (2,255,205)
       Total Shareholders' Equity............................................          22,528,295        20,591,190

       Total Liabilities and Shareholders' Equity............................     $   355,859,060  $    319,679,011

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   2002              2001             2002               2001
Interest Income
   Interest and fees on loans.............     $   5,136,300    $   5,477,965    $   10,131,894    $     10,960,666
   Interest on investment securities:
     Taxable securities...................           464,526          419,326           933,352             839,365
     Nontaxable securities................           197,451          128,642           375,606             246,633
   Interest on deposit in other banks.....             1,447            4,298             2,393               4,879
   Interest on federal funds sold.........            13,263           98,198            37,221             254,873
       Total Interest Income..............         5,812,987        6,128,429        11,480,466          12,306,416

Interest Expense
   Interest on deposits...................         2,331,235        2,841,365         4,732,069           5,844,616
   Interest on federal funds purchased and
     securities sold under agreements
     to repurchase........................            23,010           43,147            35,428              75,958
   Interest expense on long-term debt.....           470,842          501,379           947,664           1,113,128
       Total Interest Expense.............         2,825,087        3,385,891         5,715,161           7,033,702

Net Interest Income.......................         2,987,900        2,742,538         5,765,305           5,272,714
Provision for loan losses.................           216,000          126,000           362,000             492,500

Net Interest Income After Provision for
   Loan Losses............................         2,771,900        2,616,538         5,403,305           4,780,214

Noninterest Income
   Customer service fees..................           325,070           63,781           546,087             328,552
   Insurance commissions..................            24,174            8,057            43,416              17,888
   Other operating income.................           173,042          197,736           321,956             362,416
   Investment securities gains (losses)...             7,150           24,181            27,584             118,672
       Total Noninterest Income...........           529,436          293,755           939,043             827,528

Noninterest Expenses
   Salaries and employee benefits.........         1,232,029          875,482         2,298,446           1,737,243
   Occupancy expense......................           143,770          136,126           283,757             278,759
   Furniture and equipment expense........           213,457           65,478           424,623             291,621
   Other operating expenses...............         1,004,918          782,257         1,682,531           1,383,317
       Total Noninterest Expenses.........         2,594,174        1,859,343         4,689,357           3,690,940

Income before income taxes................           707,162        1,050,950         1,652,991           1,916,802
Income tax expense........................           245,062          291,770           540,062             553,520

Net Income................................     $     462,100    $     759,180    $    1,112,929    $      1,363,282

Earnings Per Common Share
   Basic..................................     $       0.16     $        0.27    $         0.38    $          0.48
   Diluted................................             0.14              0.24              0.35               0.44

Weighted Average Shares Outstanding
   Basic..................................         2,974,962        2,857,435         2,952,253           2,857,342
   Diluted................................         3,187,858        3,108,227         3,202,549           3,108,134

                See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   2002              2001             2002               2001

Net Income..................................   $     462,100    $     759,180    $    1,112,929    $      1,363,282

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during the period............         909,868          (89,369)          584,213             336,320
     Reclassification adjustments for (gains)
       losses included in net income........          (7,150)         (24,181)          (27,584)           (118,672)
       Net unrealized gains (losses)........         902,718         (113,550)          556,629             217,648
   Income tax (expense) benefit related to
     items of other comprehensive income....        (306,924)          39,447          (189,254)            (77,157)
Other comprehensive income (loss)...........         595,794          (74,103)          367,375             140,491

Comprehensive Income........................   $   1,057,894    $     685,077    $    1,480,304    $      1,503,773

                See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Six Months Ended June 30,
                                                                                       2002              2001
Operating Activities
   Net income................................................................     $     1,112,929  $      1,363,282
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             362,000           492,500
     Net depreciation and amortization.......................................             344,771           338,391
     Realized investment security losses (gains).............................             (27,584)         (118,672)
     Deferred tax benefit....................................................             (82,000)         (139,725)
     Decrease (increase) in accrued interest receivable......................             135,830            79,231
     (Decrease) increase in accrued interest payable.........................            (232,065)          (67,547)
     Other...................................................................             197,998           351,531
       Net Cash Provided by Operating Activities.............................           1,811,879         2,298,991

Investing Activities
   Purchase of securities available-for-sale, net............................          (3,609,431)       (6,144,488)
   Net increase in loans to customers........................................         (27,217,294)      (18,063,558)
   Capital expenditures, net.................................................          (1,706,593)         (332,975)
       Net Cash Used in Investing Activities.................................         (32,533,318)      (24,541,021)

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................          24,353,909         6,374,081
   Net increase in certificates of deposit...................................             648,223        17,756,130
   Net (decrease) increase in short-term borrowings..........................           2,932,891        (1,568,192)
   Proceeds from issuance of common stock....................................             456,801             4,000
   (Repayments) proceeds from long-term debt.................................           6,178,572        (1,363,095)
       Net Cash Provided by Financing Activities.............................          34,570,396        21,202,924

Net decrease in cash and cash equivalents....................................           3,866,011        (1,039,106)

Cash and cash equivalents at beginning of period.............................           7,558,258        11,716,966

Cash and cash equivalents at end of period...................................     $    11,424,269  $     10,677,860


Supplemental disclosures of cash flow information

   Cash paid during the period for:
     Interest................................................................     $     5,947,226  $      7,101,249
     Income taxes............................................................             408,106           304,981

                See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2002

Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank and Appalachian Information Management, Inc. ("AIM") (collectively the "Bank"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank. AIM provides in-house data services to the Bank and offers data processing services to other institutions. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The consolidated statement of financial condition at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 2001, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission in March 2002.


Note B - Income Taxes

     The effective tax rates of approximately 33 percent and 29 percent for the six months ended June 30, 2002 and 2001 are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At June 30, 2002, the Company had net unrealized gains of $648,783 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $428,197, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2001 to June 30, 2002, was $367,375.


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


Note F - Regulatory Filing Status Change

     Effective January 1, 2002, the Company is now required to file under Regulation S-X instead of Regulation S-B. The Company's public float has exceeded $25,000,000 for the past two consecutive years therefore necessitating the change in filing status.


Note G - Goodwill

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. The statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the statement. The statement also required that intangible assets with determinable lives be amortized. The Company adopted statement 142 on January 1, 2002. The initial assessment of the Company's intangible assets as of January 1, 2002, indicated that no impairment of values existed at that date.

     Acquired goodwill and other intangible assets at June 30, 2002, are detailed as follows:

                                                                                 As of June 30, 2002
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount

Identifiable amortizing assets.................................   $      165,000   $        34,375   $      130,625
Nonamortizing goodwill.........................................        2,335,858           343,967        1,991,891
Total acquired intangible asset................................   $    2,500,858   $       378,342   $    2,122,516

     Aggregate amortization expense for the period ended June 30, 2002, was $34,375. Aggregate amortization expense estimated for the years ending December 31, 2002 and 2003 are $75,627 and $89,373, respectively.

     The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                      2002             2001             2002              2001

Reported net income............................   $     462,100   $      759,180   $     1,112,929   $    1,363,282
Add back: Goodwill amortization................              --           29,437                --           58,874

Adjusted net income............................   $     462,100   $      788,617   $     1,112,929   $    1,422,156

Basic earnings per share:
   Reported net income.........................   $        0.16   $         0.27   $          0.38   $         0.48
   Goodwill amortization.......................            0.00             0.01              0.00             0.02

Adjusted net income............................   $        0.16   $         0.28   $          0.38   $          0.5

Diluted earnings per share:
   Reported net income.........................   $        0.14   $         0.24   $          0.34   $         0.44
   Goodwill amortization.......................            0.00             0.01              0.00             0.02

Adjusted net income............................   $        0.14   $         0.25   $          0.34   $         0.46

Note H - Recently Passed Legislation

     On July 30,2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is unprecedented in the last 60 years for its breadth and effect on corporate disclosure, corporate governance and the public securities markets. It has far reaching effects on the standards of integrity for corporate management, boards of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. Management does not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which regulations and requirements have yet to be issued.


Note I - Subsequent Events

     In August 2002, management decided to discontinue operations of Appalachian Information Management. Operations are planned to cease in October 2002. Management has determined that this will not have a material effect on operations or the financial condition of the Company.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2002


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

     In August 2002, management decided to discontinue operations of Appalachian Information Management. Operations are planned to cease in October 2002. Management has determined that this will not have a material effect on operations or the financial condition of the Company.


FINANCIAL CONDITION

June 30, 2002 compared to December 31, 2001

Loans

     Loans comprised the largest single category of the Company's earning assets on June 30, 2002. Loans, net of unearned income and allowance for loan losses, were 77.0 percent of total assets at June 30, 2002. Total net loans were $274,062,838 at June 30, 2002, representing a 10.7 percent increase from $247,573,934 at December 31, 2001. This increase reflects the continued increase in loan demand for the Bank's respective market areas coupled with an increase in the Bank's market share for their respective areas.

Investment Securities and Other Earning Assets

     Investment securities and federal funds sold increased $1,706,644 or 3.2 percent from $52,607,717 at December 31, 2001 to $54,314,361 at June 30, 2002.
Investment securities at June 30, 2002, were $53,587,361 compared with $49,393,717 at December 31, 2001, reflecting an 8.5 percent increase of $4,193,644. Federal funds sold were $727,000 at June 30, 2002, compared to the December 31, 2001, total of $3,214,000, a 77.4 percent decrease. The investment securities portfolio 1s used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Company. The decrease in federal funds sold resulted from management's decision to shift short-term funds into higher rate longer-term securities and loans.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 1.68 to 0.64. Total non-performing assets at June 30, 2002, were $4.806 million, which consisted of $113,000 in consumer loans, $4.095 million in commercial loans, $99,000 in loans secured by real estate and $499,000 of foreclosed real estate. Nonperforming assets at December 31, 2001, were $1.787 million. The ratio of total nonperforming assets to total assets rose from 0.56 percent at December 31, 2001, to 1.35 percent at June 30, 2002, and the ratio of nonperforming loans to total loans increased from 0.66 percent at December 31, 2001 to 1.57 percent at June 30, 2002. The increase in nonperforming assets is due to two commercial customers. Management is closely monitoring these loans.

Deposits

     Total deposits at June 30, 2002, were $289,030,139, an increase of $25,002,132 or 9.5 percent over total deposits of $264,028,007 at year-end 2001. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,414,549 or 14.3 percent from year-end 2001 to $19,248,133 at June 30, 2002, and interest-bearing deposits increased $22,587,583 or 9.1 percent during the same period to $269,782,006.

Securities Sold Under Agreements To Repurchase

     Securities sold under agreements to repurchase totaled $3,641,590 at June 30, 2002, a $1,908,891 increase from the December 31, 2001, total of $1,732,699.
The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

Shareholders' Equity

     Shareholders' equity increased $1,937,105 from $20,591,190 at December 31, 2001 to $22,528,295 at June 30, 2002. This increase was attributable to net earnings of $1,112,929, net proceeds from the issuance of stock of $456,801 and additional gains of $367,375 resulting from the rise in the market value of securities available-for-sale, net of deferred taxes.

Liquidity Management

     Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of their customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform their primary function as financial intermediaries and would, therefore, not be able to meet the production and growth needs of the communities they serve.

     The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of their customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can meet the investment objectives of the Company's shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $123.8 million or
44.7 percent of the total loan portfolio at June 30, 2002, and investment securities maturing in one year or less equaled approximately $105 thousand or
0.2 percent of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

     To maintain and improve their liquidity positions, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve their ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $35,600,000 as of June 30, 2002. At June 30, 2002, the outstanding balance of Appalachian Community Bank was approximately $31,000,000.

Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $20.4 million at June 30, 2002. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $23.5 million at June 30, 2002. The Company's percentage ratios as calculated under regulatory guidelines were 7.07 percent and 8.16 percent for Tier 1 and Total Capital, respectively, at June 30, 2002, exceeding the minimum ratios of 4.00 percent and 8.00 percent, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At June 30, 2002, the Company's leverage ratio was 5.88 percent exceeding the regulatory minimum requirement of 4 percent.

     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposed an 6 percent primary capital ratio on the Bank. This standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. At June 30, 2002, the capital ratio as calculated under the DBF standard for the Bank was 7.14 percent.

     In 2001, the Bank paid a $250,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses. There have been no dividends during 2002 paid by the Bank to the Company.


RESULTS OF OPERATIONS

Six months and three months ended June 30, 2002 and 2001

Summary

     Net earnings for the six months ended June 30, 2002, were $1,112,929 compared to net earnings of $1,363,282 for the same period in 2001. This 18.3 percent decrease in net earnings is primarily attributable to expenses related to the opening of a full service facility in Blue Ridge, Georgia. Net interest income increased $492,591 (9.3 percent) during the first six months of 2002 as compared to the same period in 2001; noninterest expenses increased $998,417 (27.1 percent) during same period, while noninterest income increased by $111,515 (13.5 percent). Total interest expense decreased $1,318,541 (18.7 percent) during the first six months of 2002 as compared to the same period in 2001.

     Net earnings for the quarter ended June 30, 2002, were $462,100 compared to net earnings of $759,180 for the quarter ended June 30, 2001. This represents a
39.1 percent decrease as compared to the same period in 2001 and is a result of the same causes noted for the six months ended June 30, 2002 and 2001. Total interest expense decreased by $560,804 as compared to the same period in 2001. Net interest income increased $245,362 during the three months ended June 30, 2002, as compared to the same period in 2001; noninterest expenses increased $734,831 during the same period, while noninterest income increased by $235,681.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2002, decreased $825,950 (6.7 percent) from the same period in 2001. Interest expense for the six months ended June 30, 2001, decreased $1,318,541 or (18.7 percent) compared to the same period in 2001. These overall decreases in interest income and expenses are a result of a falling interest rate environment.

     Net interest income increased $245,362 or 8.9 percent during the quarter ended June 30, 2002, as compared to the same period in 2001. A decrease of $315,442 or 51 percent in revenue from earning assets coupled with a decrease in total interest expense of $560,804 or 16.6 percent are the principal reasons for the increase in net interest income for the quarter.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $362,000 for the six months ended June 30, 2002, compared to $492,500 for the same period of 2001. Charge-offs exceeded recoveries by $257,705 for the six months ended June 30, 2002. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.12 percent at June 30, 2002, compared to 1.20 percent at year-end 2001.

     The provision for loan losses was $216,000 for the three months ended June 30, 2002, compared to $126,000 for the same period in 2001.

     The increased provisions for the three and six-month periods ended June 30, 2002, as compared to the same periods of 2001 are directly attributable to anticipated problems that may arise from the slowing economy.

Noninterest Income

     Noninterest income for the six months ended June 30, 2002, was $939,043 compared to $827,528 for the same period in 2001. This increase was primarily due to an increase in customer service fees of $217,535 in the first six months of 2002 as compared to the same period in 2001, and decreases in other operating income of $40,460 and investment gains year-to-date of $91,088.

     Noninterest income increased by $235,681 or 80.2 percent in the three months ended June 30, 2002, as compared to the same period in 2001.

Noninterest Expenses

     Noninterest expenses for the six months ended June 30, 2002, were $468,935, reflecting a 27.1 percent increase over the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which increased to $2,298,446 for the six months ended June 30, 2002, 32.3 percent higher than in the same period in 2001. Occupancy costs increased $4,998 and furniture and equipment expenses increased by $133,002. Other operating expenses rose by 21.6 percent to $1,682,531.

     Noninterest expenses increased by $734,831 for the quarter ended June 30, 2002, as compared to the same period in 2001. Salaries and employee benefits increased by $356,547 for the three months ended June 30, 2002, 40.7 percent higher than the same period in 2001. Occupancy costs increased by $7,644 and other operating expenses increased by $222,661 for the second quarter of 2002 as compared with the same period in 2001.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes for the six months ended June 30, 2002, was $540,062, a decrease of $13,458 compared to the same period in 2001 due to decreased earnings.

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

Recently Passed Legislation

     On July 30,2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is unprecedented in the last 60 years for its breadth and effect on corporate disclosure, corporate governance and the public securities markets. It has far reaching effects on the standards of integrity for corporate management, boards of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. Management does not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which regulations and requirements have yet to be issued.


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

     The primary objective of asset/liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining a balance between the repricing of rate sensitive earning assets and rate sensitive interest-bearing liabilities. The amount invested in rate sensitive earning assets compared to the amount of rate sensitive liabilities issued are the principal factors in projecting the effect that fluctuating interest rates will have on future net interest income and the fair value of financial instruments. Rate sensitive earning assets and interest-bearing liabilities are those that can be re-priced to current market rates within a given time period. Management monitors the rate sensitivity of all interest earning assets and interest bearing liabilities, but places particular emphasis on the upcoming year. The Company's asset/liability management policy requires risk assessment relative to interest pricing and related terms and places limits on the risk to be assumed by the Company.

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

     As of June 30, 2002, the Company's simulation analysis indicated that the Company is at greatest risk in an increasing interest rate environment. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                             Estimated Fair Value of Financial Instruments

                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent

                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    280,097    $     274,439    $     282,786    $      271,735
   Deposits in banks.............................           291              291              291               291
   Federal funds sold............................           727              727              727               727
   Securities....................................        65,815           52,029           59,526            44,420
     Total Interest-earning Assets...............       346,930          327,486          343,330           317,173

Interest-bearing Liabilities
   Deposits - Savings and demand.................       106,348          104,756          107,144           103,960
   Deposits - Time...............................       165,956          162,504          167,681           160,779
   Other borrowings..............................        38,313           37,346           38,797            36,863
     Total Interest-bearing Liabilities..........       310,617          304,606          313,622           301,602

Net Difference in Fair Value.....................  $     36,313    $      22,280    $      29,708    $       15,571

Change in Net Interest Income....................  $        (53)   $         (75)   $        (145)   $         (162)

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the shareholders of the Company was held on May 21, 2002, for the purpose of electing the Board of Directors of the Company and ratification of the appointment of the Company's independent auditors. The appointment of Schauer, Taylor, Cox, Vise and Morgan, P.C. as the Company's independent auditors was ratified with 2,219,063 votes for, 2,500 votes against and 5,995 votes abstained. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting were re-elected to serve as directors of the Company for a term of one year and until their successors have been elected and qualified or their earlier resignation, removal from office, or death.

               Directors Elected at Annual Meeting of Shareholders


                                                          VOTES FOR                          VOTES WITHHELD

     Alan S. Dover                                       2,060,458                                   0
     Charles A. Edmondson                                2,060,458                                   0
     Roger E. Futch                                      2,060,458                                   0
     Joseph C. Hensley                                   2,060,458                                   0
     Frank E. Jones                                      2,060,378                                  80
     J. Ronald Knight                                    2,060,378                                  80
     Tracy R. Newton                                     2,060,378                                  80
     P. Joe Sisson                                       2,060,378                                  80
     Kenneth D. Warren                                   2,060,338                                 120

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11   Computation of Earnings Per Share

          5.1 Undertaking to submit the Plan to the Internal Revenue Service (included as Exhibit 5.2 to the Company's Form 11-K for the year ended December 31, 2001 filed on July 17, 2002 and incorporated herein by reference).

          10.1 Adoption Agreement for the Appalachian Bancshares, Inc. Employees' Savings & Profit Sharing Plan (included as Exhibit
               10.1 to the Company's Form 11-K for the year ended December 31, 2001 filed on July 17, 2002 and incorporated herein by reference).

          10.2 Pentegra Services, Inc. Employees' Savings & Profit Sharing Plan Basic Plan Document, and the following related documents: Trust Agreement by and between Appalachian Bancshares, Inc. and the Bank of New York; Custody Agreement by and between Tracy R. Newton, Kent W. Sanford and Joseph Hensley, as Trustee on behalf of the Appalachian Bancshares, Inc. Employees' Savings & Profit Sharing Plan, and the Bank of New York (with Letter Notification to the Bank of New York providing an updated list of members of the Administrative Committee); and the Internal Revenue Service Favorable Approval Letter of the Pentegra Services, Inc.
               Prototype  Non-Standardized  Profit  Sharing  Plan  (included  as
               Exhibit 10.2 to the Company's Form 11-K for the year ended December 31, 2001 filed on July 17, 2002 and incorporated herein by reference).

     (b)  Reports on Form 8-K

               On June 18, 2002,  the Company  filed a report on Form 8-K, under
               Item 4 (Changes in Registrant's Certifying Accountant), to report a change, effective June 10, 2002, in the Company's certifying accountant with respect to the Company's Employees' Savings and Profit Sharing Plan and Trust.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Alan R. May, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   August 13, 2002                                           By:   /s/ Tracy R. Newton
                                                                        Tracy R. Newton
                                                                        President and Chief Executive Officer

Date:   August 13, 2002                                           By:   /s/ Alan R. May
                                                                        Alan R. May
                                                                        Chief Financial Officer

                                   SIGNATURES



     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 13, 2002

                                                    APPALACHIAN BANCSHARES, INC.


                                                /s/ Tracy R. Newton
                                                    ----------------------------
                                                    Tracy R. Newton
                                                    President and CEO
                                                   (Duly authorized officer)


                                                /s/ Alan R. May
                                                    ----------------------------
                                                    Alan R. May
                                                    Chief Financial Officer
                                                   (Principal financial officer)

                                   Exhibit 11

                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2002 and 2001.


                                                     Three Months Ended                  Six Months Ended
                                                           June 30                            June 30
                                                   2002              2001             2002               2001
Basic Earnings Per Share:
     Net Income...........................     $     462,100    $     759,180    $    1,112,929    $      1,363,282

     Earnings on common shares............           462,100          759,180         1,112,929           1,363,282

     Weighted average common shares
       outstanding - basic................         2,974,962        2,857,435         2,952,253           2,857,342

     Basic earnings per common share......     $       0.16     $        0.27    $         0.38    $           0.48

Diluted Earnings Per Share:
     Net Income...........................     $     462,100    $     759,180    $    1,112,929    $      1,363,282

     Weighted average common shares
       outstanding - diluted..............         3,187,858        3,108,227         3,202,549           3,108,134

     Diluted earnings per common share....     $        0.14     $       0.24    $         0.35    $           0.44