Form 10-Q
period 2002-09-30
APPALACHIAN BANCSHARES INC
filed 2002-11-19
CIK 1019883

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[ X ]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[   ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-21383
                          APPALACHIAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)



             Georgia                                     58-2242407
--------------------------------------        ----------------------------------
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

                          Common Stock, $0.01 par value

               Outstanding at November 10, 2002: 3,020,270 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2002


                                TABLE OF CONTENTS


                                                                                                                Page No.
Part I.  Financial Information

 Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition at September 30, 2002
             and December 31, 2001.....................................................................             1

           Consolidated Statements of Income For the Three Months and Nine Months
             Ended September 30, 2002 and 2001.........................................................             2

           Consolidated Statements of Comprehensive Income For the Three Months
             and Nine Months Ended September 30, 2002 and 2001.........................................             3

           Consolidated Statements of Cash Flows For the Nine Months Ended
             September 30, 2002 and 2001...............................................................             4

           Notes to Consolidated Financial Statements..................................................             5

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operation......................................................................             9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................            18

  Item 4.  Controls and Procedures.....................................................................            19

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K............................................................            20

Signatures

Certification of Periodic Financial Reports


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

              September 30, 2002 (Unaudited) and December 31, 2001

                                                                                   September 30,
                                                                                       2002          December 31,
                                                                                    (Unaudited)          2001
                                                                                  ---------------  ----------------
Assets

Cash and due from banks......................................................     $     9,152,170  $      3,598,304
Interest bearing deposits with other banks...................................           3,562,534           745,954
Federal funds sold...........................................................           1,151,000         3,214,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          13,865,704         7,558,258

Securities available-for-sale................................................          54,745,335        49,393,717

Loans........................................................................         293,953,421       250,569,296
Allowance for loan losses....................................................          (3,302,092)       (2,995,362)
                                                                                  ---------------  ----------------
       Net Loans.............................................................         290,651,329       247,573,934

Premises and equipment, net..................................................           8,422,840         6,845,430
Accrued interest.............................................................           2,330,380         2,498,992
Cash surrender value on life insurance.......................................           2,455,950         2,369,866
Intangibles, net.............................................................           2,101,891         1,991,891
Other assets.................................................................           1,498,701         1,446,923
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   376,072,130  $    319,679,011
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    19,197,288  $     16,833,584
     Interest-bearing........................................................         283,841,962       247,194,423
                                                                                  ---------------  ----------------
       Total Deposits........................................................         303,039,250       264,028,007

   Short-term borrowings.....................................................           8,039,639         3,664,699
   Accrued interest..........................................................           1,046,365         1,266,946
   Long-term debt............................................................          39,248,809        29,653,571
   Other liabilities.........................................................           1,039,856           474,598
                                                                                  ---------------  ----------------
       Total Liabilities.....................................................         352,413,919       299,087,821
                                                                                  ---------------  ----------------

Shareholders' Equity
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,248,270 shares issued at September 30, 2002,
     3,134,670 shares issued at December 31, 2001............................              32,483            31,347
   Paid-in capital...........................................................          15,381,998        14,926,333
   Retained earnings.........................................................           9,616,373         7,827,893
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................             882,562            60,822
   Treasury Stock, at cost (253,000 shares at September 30, 2002 and
     at December 31, 2001)...................................................          (2,255,205)       (2,255,205)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          23,658,211        20,591,190
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity............................     $   376,072,130  $    319,679,011
                                                                                  ===============  ================


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30                        September 30
                                               ------------------------------    ----------------------------------
                                                   2002              2001             2002               2001
                                               -------------    -------------    --------------    ----------------
Interest Income
   Interest and fees on loans.............     $   5,261,225    $   5,380,937    $   14,980,929    $     15,854,208
   Interest on investment securities:
     Taxable securities...................           391,758          411,926         1,325,110           1,251,291
     Nontaxable securities................           216,747          128,666           592,353             375,299
   Interest on deposit in other banks.....             1,207               12             3,600               4,891
   Interest on federal funds sold.........            12,382           72,500            49,603             327,373
                                               -------------    -------------    --------------    ----------------
       Total Interest Income..............         5,883,319        5,994,041        16,951,595          17,813,062

Interest Expense
   Interest on deposits...................         2,358,675        2,820,755         7,090,744           8,665,371
   Interest on federal funds purchased
     and securities sold under agreements
     to repurchase........................            20,755           12,902            56,183              88,860
   Interest expense on long-term debt.....           447,976          555,779         1,395,640           1,668,907
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         2,827,406        3,389,436         8,542,567          10,423,138

Net Interest Income.......................         3,055,913        2,604,605         8,409,028           7,389,924
Provision for loan losses.................           306,000          326,000           668,000             818,500
                                               -------------    -------------    --------------    ----------------

Net Interest Income After Provision for
   Loan Losses............................         2,749,913        2,278,605         7,741,028           6,571,424

Noninterest Income
   Customer service fees..................           252,568          148,204           798,655             476,756
   Insurance commissions..................            36,215           16,179            79,631              34,067
   Mortgage origination fees..............           289,203          264,593           701,393             751,988
   Other operating income.................           302,682           67,099           624,638             429,515
   Investment securities gains (losses)...             1,082          (19,008)           28,666              99,664
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Income...........           881,750          477,067         2,232,983           1,791,990

Noninterest Expenses
   Salaries and employee benefits.........         1,242,699          931,024         3,541,145           2,668,267
   Occupancy expense......................           147,749           95,146           431,506             373,905
   Furniture and equipment expense........           275,477          214,490           700,100             506,111
   Other operating expenses...............           939,389          699,176         2,621,920           2,082,493
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         2,605,314        1,939,836         7,294,671           5,630,776

Income before income taxes................         1,026,349          815,836         2,679,340           2,732,638
Income tax expense........................          (350,798)        (271,500)         (890,860)           (825,020)
                                               -------------    -------------    --------------    ----------------

Net Income................................     $     675,551    $     544,336    $    1,788,480    $      1,907,618
                                               =============    =============    ==============    ================

Earnings Per Common Share
   Basic..................................     $        0.23    $        0.19    $         0.60    $           0.67
   Diluted................................              0.21             0.18              0.56                0.62

Cash Dividends Declared
   Per Common Share.......................     $        0.00    $        0.00    $         0.00    $           0.00

Weighted Average Shares Outstanding
   Basic..................................         2,995,270        2,858,628         2,966,653           2,857,775
   Diluted................................         3,197,687        3,096,607         3,178,314           3,098,359

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30                        September 30
                                               ------------------------------    ----------------------------------
                                                   2002              2001             2002               2001
                                               -------------    -------------    --------------    ----------------

Net Income................................     $     675,551    $     544,336    $    1,788,480    $      1,907,618

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during the period..................           689,515          631,681         1,273,728             968,001
     Reclassification adjustments for (gains)
       losses included in net income......            (1,082)          19,008           (28,666)            (99,664)
                                               -------------    -------------    --------------    ----------------
       Net unrealized gains...............           688,433          650,689         1,245,062             868,337
   Income tax expense related to items of
     other comprehensive income...........          (234,068)        (221,890)         (423,322)           (299,047)
                                               -------------    -------------    --------------    ----------------
Other comprehensive income ...............           454,365          428,799           821,740             569,290
                                               -------------    -------------    --------------    ----------------

Comprehensive Income......................     $   1,129,916    $     973,135    $    2,610,220    $      2,476,908
                                               =============    =============    ==============    ================


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                   Nine Months Ended September 30
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $     1,788,480  $      1,907,618
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             668,000           818,500
     Net depreciation and amortization.......................................             529,715           498,591
     Realized investment security losses (gains).............................             (28,666)          (99,664)
     Deferred tax benefit....................................................             (82,000)         (139,725)
     Decrease (increase) in accrued interest receivable......................             168,612           (21,967)
     (Decrease) in accrued interest payable..................................            (220,581)         (144,677)
     Other, net..............................................................             557,003           321,667
                                                                                  ---------------  ----------------
       Net Cash Provided by Operating Activities.............................           3,380,563         3,140,343
                                                                                  ---------------  ----------------

Investing Activities
   Purchase of securities available-for-sale, net............................          (4,077,890)      (11,349,687)
   Net increase in loans to customers........................................         (44,696,258)      (28,414,486)
   Capital expenditures, net.................................................          (2,107,127)         (699,034)
   Proceeds from the disposition of foreclosed real estate...................             369,936           641,454
                                                                                  ---------------  ----------------
       Net Cash Used in Investing Activities.................................         (50,511,339)      (39,821,753)
                                                                                  ---------------- ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................          33,969,643         6,146,401
   Net increase in certificates of deposit...................................           5,041,600        34,008,274
   Net (decrease) increase in short-term borrowings..........................           4,374,940        (1,143,915)
   Proceeds from issuance of common stock....................................             456,801            70,030
   (Repayments) proceeds from long-term debt.................................           9,595,238        (1,996,428)
                                                                                  ---------------  ----------------
       Net Cash Provided by Financing Activities.............................          53,438,222        37,084,362
                                                                                  ---------------  ----------------

Net Increase in Cash and Cash Equivalents....................................           6,307,446           402,952

Cash and Cash Equivalents at Beginning of Period.............................           7,558,258        11,716,966
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    13,865,704  $     12,119,918
                                                                                  ===============  ================


Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest................................................................     $     8,763,148  $     10,567,815
     Income taxes............................................................             925,345           879,981


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank and Appalachian Information Management, Inc. ("AIM") (collectively the "Bank"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank to provide in-house data services to the Bank and to offer data processing services to other institutions; however, AIM's operations ceased in October of 2002 (see
Item 1, Note J and Item 2 below). All significant inter-company transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The consolidated statement of financial condition at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 2001, and footnotes thereto, included in Form 10-KSB, filed with the Securities and Exchange Commission in April of 2002.


Note B - Income Taxes

     The effective tax rates of approximately 33.2 percent and 30.2 percent for the nine months ended September 30, 2002 and 2001, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At September 30, 2002, the Company had net unrealized gains of $1,337,216 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $882,562, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2001 to September 30, 2002, was $821,740.


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

     Acquired goodwill and other intangible assets at September 30, 2002, are detailed as follows:


                                                                              As of September 30, 2002
                                                                  -------------------------------------------------
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount
                                                                  --------------   ---------------   --------------

Identifiable amortizing assets.................................   $      165,000   $        55,000   $      110,000
Nonamortizing goodwill.........................................        2,335,858           343,967        1,991,891
                                                                  --------------   ---------------   --------------
Total acquired intangible asset................................   $    2,500,858   $       398,967   $    2,101,891
                                                                  ==============   ===============   ==============


     Aggregate amortization expense for the nine months ended September 30, 2002, was $55,000. Aggregate annual amortization expense estimated for the years ending December 31, 2002 and 2003 is $75,627 and $82,500, respectively.

     The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                  ------------------------------   --------------------------------
                                                      2002             2001             2002              2001
                                                  -------------   --------------   ---------------   --------------

Reported net income............................   $     675,551   $      544,336   $     1,788,480   $    1,907,618
Add back: Goodwill amortization................              --           29,436                --           88,310
                                                  -------------   --------------   ---------------   --------------

Adjusted net income............................   $     675,551   $      573,772   $     1,788,480   $    1,995,928
                                                  =============   ==============   ===============   ==============

Basic earnings per share:
   Reported net income.........................   $        0.23   $         0.19   $          0.60   $         0.67
   Goodwill amortization.......................            0.00             0.01              0.00             0.03
                                                  -------------   --------------   ---------------   --------------

Adjusted net income............................   $        0.23   $         0.20   $          0.60   $         0.70
                                                  =============   ==============   ===============   ==============

Diluted earnings per share:
   Reported net income.........................   $        0.21   $         0.18   $          0.56   $         0.62
   Goodwill amortization.......................            0.00             0.01              0.00             0.02
                                                  -------------   --------------   ---------------   --------------

Adjusted net income............................   $        0.21   $         0.19   $          0.56   $         0.64
                                                  =============   ==============   ===============   ==============


Note H - Stock Options

     The Company has issued incentive stock options to certain key employees of which 443,700 are outstanding at September 30, 2002, at exercise prices ranging from $6.00 to $15.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options primarily to directors of the Company of which 81,600 are outstanding at September 30, 2002, at an exercise price of $4.00 (the fair market value on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date. On October 10, 2002, 25,000 of these nonqualified stock options were exercised.


Note I - Recently Passed Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is unprecedented in the last 60 years for its breadth and effect on corporate disclosure, corporate governance and the public securities markets. It has far reaching effects on the standards of integrity for corporate management, boards of directors, and executive management. Additional disclosures, certifications and, possibly, procedures will be required of the Company. Management does not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies, many of which regulations and requirements have yet to be issued.


Note J - Subsequent Events

     In August 2002, management decided to discontinue operations of AIM, which operations ceased in October of 2002. Accordingly, Appalachian Community Bank entered into a data processing agreement with Fiserv Solutions, Inc. (see
Exhibit 10.3), whereby the Bank outsourced those data services previously provided in-house by AIM. AIM has ceased offering data processing services to other institutions. Management anticipates that the discontinuance of AIM's operations will not have a material effect on the Company's operations or financial condition.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2002



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

     This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, appearing in the Company's Form 10-KSB filed with the Securities and Exchange Commission in April of 2002.

     The Company's operations are conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition and results of operations are discussed in detail below.

     In August 2002, management decided to discontinue operations of AIM, which operations ceased in October of 2002. Accordingly, Appalachian Community Bank entered into a data processing agreement with Fiserv Solutions, Inc. (see
Exhibit 10.3), whereby the Bank outsourced those data services previously provided in-house by AIM. AIM has ceased offering data processing services to other institutions. Management anticipates that the discontinuance of AIM's operations will not have a material effect on the Company's operations or financial condition.


FINANCIAL CONDITION

September 30, 2002 compared to December 31, 2001

Loans

     Loans comprised the largest single category of the Company's earning assets at September 30, 2002. Loans, net of unearned income and allowance for loan losses, were 77.3% of total assets at September 30, 2002. Total net loans were $290,651,329 at September 30, 2002, representing a 17.4% increase from $247,573,934 at December 31, 2001. This increase is due to continued strong loan demand caused by the current interest rate environment.

Investment Securities and Other Earning Assets

     Investment securities and federal funds sold increased $3,288,618 or 6.3% from $52,607,717 at December 31, 2001 to $55,896,335 at September 30, 2002.
Investment securities at September 30, 2002, were $54,745,335 compared with $49,393,717 at December 31, 2001, reflecting a 10.8% increase of

$5,351,618. Federal funds sold were $1,151,000 at September 30, 2002, compared to the December 31, 2001 total of $3,214,000, a 64.2% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Bank. The decrease in federal funds sold resulted from the lack of available cash due to the continued strong demand for loans.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 1.68 at December 31, 2001 to 0.54 at September 30, 2002. Total non-performing assets at September 30, 2002, were $6.058 million, which consisted of $51 thousand in consumer loans, $1.996 million in commercial and industrial loans, $3.303 million in loans secured by real estate and $708 thousand of foreclosed real estate. Nonperforming assets at December 31, 2001, were $1.787 million. The ratio of total nonperforming assets to total assets rose from 0.56% at December 31, 2001 to 1.61% at September 30, 2002, and the ratio of nonperforming loans to total loans increased from 0.66% at December 31, 2001 to 1.82% at September 30, 2002. The increase in nonperforming assets is due to two commercial customers. Management is closely monitoring these loans.

Deposits

     Total deposits at September 30, 2002, were $303,039,250, an increase of $39,011,243 or 14.8% over total deposits of $264,028,007 at year-end 2001.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,363,704 or 14.0% from year-end 2001 to $19,197,288 at September 30, 2002, and interest-bearing deposits increased $36,647,539 or 14.8% during the same period to $283,841,962.


Securities Sold Under Agreements To Repurchase

     Securities sold under agreements to repurchase totaled $5,102,639 at September 30, 2002, a $3,369,940 increase from the December 31, 2001 total of $1,732,699. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

Shareholders' Equity

     Shareholders' equity increased $3,067,021 from $20,591,190 at December 31, 2001 to $23,658,211 at September 30, 2002. This increase was attributable to net earnings of $1,788,480, net proceeds from the issuance of stock of $456,801 and additional gains of $821,740 resulting from the rise in the market value of securities available-for-sale, net of deferred taxes.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $128.0 million or 43.6% of the total loan portfolio at September 30, 2002, and investment securities maturing in one year or less equaled approximately $105.0 thousand or 0.20% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $15 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

     To maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $56.4 million as of September 30, 2002. At September 30, 2002, the outstanding balance of Appalachian Community Bank's credit line was $34,648,809.

     On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. At September 30, 2002, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points. The Company began making interest payments on July 1, 2002. Principal is due in seven equal annual installments, each in the amount of $657,000, beginning on March 31, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2010. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Bank at all times to maintain certain minimum capital ratios, and to maintain a minimum ratio of loan and lease losses to gross loans.

Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Federal Capital Standards. The Company and the Bank are subject to federal guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $20.7 million at September 30, 2002. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $24.0 million at September 30, 2002. The Company's percentage ratios as calculated under regulatory guidelines were 6.89% and 8.00% for Tier 1 and Total Capital, respectively, at September 30, 2002, matching or exceeding the minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At September 30, 2002, the Company's leverage ratio was 5.71% exceeding the regulatory minimum requirement of 4%.

     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposes a 6% primary capital ratio. This standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. At September 30, 2002, the capital ratio as calculated under the DBF standard for the Bank was 8.29%.

     In 2001, the Bank paid a $250,000 dividend to the Company, which was used by the Company for repayment of debt and other expenses. There have been no dividends during 2002 paid by the Bank to the Company.


RESULTS OF OPERATIONS

Nine months and three months ended September 30, 2002 and 2001

Summary

     Net earnings for the nine months ended September 30, 2002, were $1,788,480 compared to net earnings of $1,907,618 for the same period in 2001. This 6.2% decrease in net earnings is primarily attributable to the current low interest rate environment in which the bank currently operates in, the expenses associated with the start up of the Blue Ridge branch and a rise in salary and benefits expenses. Net interest income increased $1,169,604 (17.8%) during the first nine months of 2002 as compared to the same period in 2001; noninterest expenses increased $1,663,895 (29.6%) during same period, while noninterest income increased by $440,993 (24.6%). Total interest expense decreased $1,880,571 (18.0%) during the first nine months of 2002 as compared to the same period in 2001.

     Net earnings for the quarter ended September 30, 2002, were $675,551 compared to net earnings of $544,336 for the quarter ended September 30, 2001. This represents a 24.1% increase as compared to the same period in 2001 and is a result of the following factors; (1) the low interest rate environment the bank is currently operating in has caused a sharp decline in interest expense of deposits, (2) a sharp increase in customer service fees along with increased gains on the sale of assets, and (3) offset by a rise in salaries and benefits. Total interest expense decreased by $562,030 as compared to the same period in 2001. Net interest income increased $471,308 during the three months ended September 30, 2002, as compared to the same period in 2001; noninterest expenses increased $665,478 during the same period, while noninterest income increased by $404,683.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2002, decreased $861,467 (4.8%) from the same period in 2001. Interest expense for the nine months ended September 30, 2002, decreased $1,880,571 or (18.0%) compared to the same period in 2001. The overall increase in net interest income is a result of the current interest rate environment were rate cuts on deposits has outpaced that of loans.

     Net interest income increased $451,308 or 17.3% during the quarter ended September 30, 2002, as compared to the same period in 2001. A decrease of $110,722 or 1.8% in revenue from earning assets and the decrease in interest expense of $562,030 or 16.6% are the reasons for the increase in net interest income for the quarter.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans.

     For the nine months ended September 30, 2002, the provision for loan losses was $668,000, compared to $818,500 for the same period in 2001. For the three months ended September 30, 2002, the provision for loan losses was $306,000, compared to $326,000 for the same period in 2001. The decreased provisions for loan losses for the nine and three-month periods ended September 30, 2002, as compared to the same periods of 2001, are attributable to additional provisions in 2001 anticipated to be necessary which did not reoccur in the comparable 2002 periods.

     Charge-offs exceeded recoveries by $361,270 for the nine months ended September 30, 2002. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.12% at September 30, 2002, compared to 1.20% at year-end 2001.

Noninterest Income

     Noninterest income for the nine months ended September 30, 2002, was $2,232,983 compared to $1,791,990 for the same period in 2001. This increase was primarily due to customer service fees generated from the full operation in 2002 of new branch locations.

     Noninterest income increased by $404,683 or 84.8% in the third quarter of 2002 as compared to the same period in 2001.

Noninterest Expenses

     Noninterest expenses for the nine months ended September 30, 2002, were $7,294,671, reflecting a 29.6% increase over the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which increased to $872,878 for the nine months ended September 30, 2002, 32.7% higher than in the same period in 2001. Occupancy costs increased by $57,601, furniture and equipment expense increased by $193,989, and other operating expenses rose by 25.9% to $2,621,920, for the nine months ended September 30, 2002, as compared to the same period in 2001.

     Noninterest expenses increased by $665,478 for the quarter ended September 30, 2002, as compared to the same period in 2001. Salaries and employee benefits increased by $311,675 for the three months ended September 30, 2002, 33.5% higher than the same period in 2001. Occupancy costs increased by $52,603, furniture and equipment expense increased by $60,987, and other operating expenses increased by $240,213, for the third quarter of 2002, as compared to the same period in 2001.

     Additional personnel, wage increases and internal growth accounted for the higher expenses.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes for the nine months ended September 30, 2002, was $890,860, an increase of $65,840 compared to the same period in 2001.

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

     The initial analysis performed by management has indicated the adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's consolidated financial statements. Note G to the consolidated financial statements included herein provides a quantitative analysis as if the provisions of SFAS Nos. 141 and 142 were retro-actively applied to the prior periods presented.

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

     In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity.

     The impact of SAS No. 95, SAS No. 96 and SAS 97 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Management is currently evaluating the impact that SFAS No. 145 will have on the Company's financials, but as a result of very limited applicability, does not expect the adoption will have a material effect.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not believe the adoption of SFAS No. 146 will have a material impact on the Company's financials.

     In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. Although the impact of this statement may require additional auditor procedures and documentation in the conduct of the audit of the Company's consolidated financial statements, it is not expected to have a material impact on the overall timing, issuance or content of the Company's consolidated financial statements.

     In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's financials.

Recently Passed Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is unprecedented in the last 60 years for its breadth and effect on corporate disclosure, corporate governance and the public securities markets. It has far reaching effects on the standards of integrity for corporate management, boards of directors, and executive management. Additional disclosures, certifications and, possibly, procedures will be required of the Company. Management does not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies, many of which regulations and requirements have yet to be issued.

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

             [The remainder of this page intentionally left blank]

As of September 30, 2002, the Company's simulation analysis indicated that the Company is at greatest risk in an increasing interest rate environment due to the fair values of net earning assets decreasing in value more significantly than the improvement in net interest income. The table that follows depicts the results of the simulation assuming one and two percent decreases and increases in market interest rates.


                                                             Estimated Fair Value of Financial Instruments
                                                   ----------------------------------------------------------------
                                                       Down              Up             Down               Up
                                                     1 Percent        1 Percent       2 Percent         2 Percent
                                                   ------------    -------------    -------------    --------------
                                                                        Dollars in Thousands
Interest-earning Assets:
   Loans.........................................  $    296,662    $     291,302    $     299,162    $      288,742
   Deposits in banks.............................         3,563            3,563            3,563             3,563
   Federal funds sold............................         1,151            1,151            1,151             1,151
   Securities....................................        58,504           50,968           62,170            47,181
                                                   ------------    -------------    -------------    --------------
     Total Interest-earning Assets...............       359,880          346,984          366,046           340,637
                                                   ------------    -------------    -------------    --------------

Interest-bearing Liabilities
   Deposits - Savings and demand.................       115,229          114,205          117,241           113,193
   Deposits - Time...............................       170,064          167,186          171,504           165,746
   Other borrowings..............................        47,926           46,652           48,563            46,015
                                                   ------------    -------------    -------------    --------------
     Total Interest-bearing Liabilities..........       333,219          328,043          337,308           324,954
                                                   ------------    -------------    -------------    --------------

Net Difference in Fair Value.....................  $     26,661    $      18,941    $      28,738    $       15,683
                                                   ============    =============    =============    ==============

Change in Net Interest Income....................  $       (243)   $         143    $        (527)   $          283
                                                   ============    =============    =============    ==============

Item 4.  Controls and Procedures

     Within 90 days prior to the filing date of this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule13a-14(c) of the Exchange Act). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company and the Company's consolidated subsidiaries, required to be included in periodic reports, including this quarterly report, filed by the Company with the Securities and Exchange Commission.

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's evaluation.

PART II - Other Information



Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

Exhibit No.                                     Exhibit                                          Page
-----------     ---------------------------------------------------------------------------   -----------

10.1 Loan and Stock  Pledge  Agreement,  dated as of April 3, 2002,  between the
     Company and Crescent Bank and Trust Company.

10.2 Promissory  Note, dated April 3, issued by the Company to Crescent Bank and
     Trust Company.

10.3 Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002.

11   Computation of Earnings Per Share                                                             21

99.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002                                                 22

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended September 30, 2002


Exhibit 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2002 and 2001.


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30                        September 30
                                               ------------------------------    ----------------------------------
                                                   2002              2001             2002               2001
                                               -------------    -------------    --------------    ----------------

   Basic Earnings Per Share:
     Net Income...........................     $     675,551    $     544,336    $    1,788,480    $      1,907,618
                                               =============    =============    ==============    ================

     Earnings on common shares............           675,551          544,336         1,788,480           1,907,618
                                               =============    =============    ==============    ================

     Weighted average common shares
       outstanding - basic................         2,995,270        2,858,628         2,996,653           2,857,775
                                               =============    =============    ==============    ================

     Basic earnings per common share......     $       0.23     $        0.19    $         0.60    $          0.67
                                               ============     =============    ==============    ================

   Diluted Earnings Per Share:
     Net Income...........................     $     675,551    $     544,336    $    1,788,480    $      1,907,618
                                               =============    =============    ==============    ================

     Weighted average common shares
       outstanding - diluted..............         3,197,687        3,096,607         3,178,314           3,098,359
                                               =============    =============    ==============    ================

     Diluted earnings per common share....     $       0.21     $        0.18    $         0.56    $          0.62
                                               ============     =============    ==============    ===============


                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2002


Exhibit 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Alan R. May, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: November 19, 2002                By: /s/ Tracy R. Newton
     -------------------                  --------------------------------------
                                          Tracy R. Newton
                                          President and Chief Executive Officer


Date: November 19, 2002                 By: /s/ Alan R.May
     -------------------                   -------------------------------------
                                           Alan R. May
                                           Chief Financial Officer

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2002
     --------------------
                                                    APPALACHIAN BANCSHARES, INC.


                              By: /s/ Tracy R. Newton
                                 -----------------------------------------------
                                 Tracy R. Newton
                                 President and CEO
                                 (Duly authorized officer)


                              By: /s/ Alan R. May
                                ------------------------------------------------
                                Alan R. May
                                Chief Financial Officer
                                (Principal financial officer)

                                  CERTIFICATION


I, Tracy R. Newton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Appalachian Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002
     -----------------------------------


By:  /s/ Tracy R. Newton
   -------------------------------------
   Tracy R. Newton
   President and Chief Executive Officer

                                  CERTIFICATION


I, Alan R. May, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Appalachian Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002
     -------------------------------

By: /s/  Alan R. May
   ---------------------------------
   Alan R. May
   Chief Financial Officer