Form 10-K
period 2002-12-31
APPALACHIAN BANCSHARES INC
filed 2003-03-31
CIK 1019883

================================================================================
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                               -------------------
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the Fiscal Year Ended December 31, 2002 Commission File No. 000-21383

                          APPALACHIAN BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

       Georgia                                         58-2242407
 ---------------------                     -----------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


      829 Industrial Boulevard
          Ellijay, Georgia                                           30540
---------------------------------                              -----------------
(Address of Principal Executive Offices)                           (Zip Code)
                                 (706) 276-8000
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
       None                                                None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing
requirements for the past 90 days:     Yes  X    No
                                          -----    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2): Yes      No  X
                                        -----   -----

There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at June 28, 2002 was $34,008,024, based on a per share price of $15.00, which is the price of the last trade of which management is aware on or before such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 28, 2003, there were 3,245,209 shares of the registrant's Common Stock outstanding.


Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                          APPALACHIAN BANCSHARES, INC.

                          2002 Form 10-K Annual Report

                                TABLE OF CONTENTS

    Item Number                                                                                          Page or
   in Form  10-K                                          Description                                    Location


   PART I

   Item 1.            Business...................................................................            2

   Item 2.            Properties.................................................................            8

   Item 3.            Legal Proceedings..........................................................            9

   Item 4.            Submission of Matters to a Vote of Security Holders........................            9

   PART II

   Item 5.            Market for the Registrant's Common Equity and Related
                      Stockholder Matters........................................................            9

   Item 6.            Selected Financial Data....................................................           12

   Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           13

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           30

   Item 8.            Financial Statements.......................................................           31

   Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           67

PART III

   Item 10.           Directors and Executive Officers of the Registrant.........................           67

   Item 11.           Executive Compensation.....................................................           67

   Item 12.           Security Ownership of Certain Beneficial Owners and Management.............           67

   Item 13.           Certain Relationships and Related Transactions.............................           67

   Item 14.           Controls and Procedures....................................................           67

PART IV

   Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........           68

Signatures

Certification of Periodic Financial Reports

                                     PART I

ITEM 1. BUSINESS

History and Development of the Company

     Appalachian Bancshares, Inc. (the "Company" or "Registrant") is a bank holding company which engages in providing a full range of banking services through Appalachian Community Bank, its commercial bank subsidiary, which formerly was two separate subsidiary banks, Gilmer County Bank and Appalachian Community Bank. During 2001, Appalachian Community Bank was merged with and into Gilmer County Bank, to become one bank. The surviving bank, Gilmer County Bank, simultaneously changed its name to Appalachian Community Bank (the "Bank"). The merger was consummated to facilitate greater cost efficiencies of operations, centralized management, consistency of regulatory compliance and to provide a stronger capital base from which to serve the communities in our market areas. The name change of Gilmer County Bank, from Gilmer County Bank to Appalachian Community Bank, was desired to more clearly depict the overall geographic region which the Bank services. For the immediate future, however, those branches of the Bank that are located in Gilmer County will continue to operate under the trade name of "Gilmer County Bank."

     On November 30, 1998, the Company completed an acquisition of First National Bank of Union County ("First National") from Century South Banks, Inc. ("Century South"). First National, renamed as "Appalachian Community Bank" in 1999, was a state chartered bank, organized in 1981, with its main banking office located in Blairsville, Georgia. Pursuant to the terms of the acquisition agreement, the Company acquired First National, in a cash transaction, for a purchase price of $6.1 million, with the assumption of certain existing liabilities and assets of First National by Century South or certain of its affiliates. The Company funded a portion of the purchase price with the proceeds of a private placement of 132,500 shares of the Company's common stock to certain accredited investors. The aggregate gross proceeds of that private placement were $2.65 million. Purchasers of shares of the Company's common stock in that private placement are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company. The Company funded the remainder of the purchase price through a $3.6 million loan with The Bankers Bank.

     The Company was incorporated as a business corporation in May 1996 under the laws of the State of Georgia for the purpose of acquiring 100% of the issued and outstanding shares of common stock of Gilmer County Bank. In July 1996, the Company received approval from the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the "DBF") to become a bank holding company. In August 1996, the Company and Gilmer County Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of Gilmer County Bank, and the shareholders of Gilmer County Bank became the shareholders of the capital stock of the Company.

     Currently, the assets of the Company consist primarily of its ownership of the capital stock of the Bank. The Company's executive office is located at 829 Industrial Boulevard, Ellijay, Georgia, and its telephone number at such location is (706) 276-8000.

Business of the Company

     The Company is authorized to engage in any activity in which a corporation is permitted, by law, to engage, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the Bank would otherwise have, to expand and diversify its business activities through newly formed subsidiaries or through acquisitions.

     In 2000, Appalachian Information Management, Inc. ("AIM"), a Georgia corporation, was formed as a wholly-owned subsidiary of the Bank, to provide in-house data services to the Bank and to offer data processing services to other institutions. In August 2002, however, management decided to discontinue operations of AIM, which operations ceased on November 12, 2002. Accordingly, the Bank entered into a data processing agreement with Fiserv Solutions, Inc., whereby the Bank outsourced those data services previously provided in-house by AIM. AIM has ceased offering data processing services to other institutions. The Bank continues to provide limited, administrative services, formerly provided by AIM, to another bank on a subcontract basis.

     While management of the Company has no present plans to engage in any other business activities, management may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The Bank

     The Bank was organized in 1994 under the laws of the State of Georgia to conduct a commercial banking business in Gilmer County, Georgia. The Bank was formed to meet the banking needs of individuals, small-to-medium-sized businesses, and farmers, especially those engaged in apple and poultry production. The Bank was organized by a group of individuals from Gilmer County and the surrounding area and commenced business from its main office location at 829 Industrial Boulevard, Ellijay, Georgia on March 3, 1995.

     As discussed previously, the former Appalachian Community Bank was organized in 1981, as an insured national bank, chartered under the federal banking laws of the United States of America. In 1999, Appalachian Community Bank converted from a national bank to a state-chartered bank under the laws of the State of Georgia, and, in 2001, was merged with and into the Bank.

     The Bank conducts business from four locations in three adjacent counties (Gilmer, Fannin and Union) and has correspondent relationships with several banks, including The Bankers Bank, Crescent Bank and Trust Company, SunTrust Bank, SouthTrust Bank and the Federal Home Loan Bank of Atlanta. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank's branches located in Gilmer County currently operate under the trade name "Gilmer County Bank."

Banking Services and Operations

     The Bank performs banking services customary for full service banks of similar size and character. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. The Bank draws most of its customer deposits, and conducts most of its lending transactions, from and within a primary service area encompassing Gilmer County, Fannin County, Union County, Towns County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia.

     The principal business of the Bank is to attract and accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank's loans and investments are (i) demand, time, savings, and other deposits (including negotiable order of withdrawal ("NOW") accounts), (ii) amortization and prepayment of loans granted, (iii) sales to other lenders or institutions of loans or participation in loans, (iv) fees paid by other lenders or institutions for servicing loans sold by the Bank to such lenders or institutions, and (v) borrowings. The principal sources of income for the Bank are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Bank are (a) interest paid on savings and other deposits (including NOW accounts),
(b) interest paid on borrowings by the Bank, (c) employee compensation, (d) office expenses, and (e) other overhead expenses.

Employees

     Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. At December 31, 2002, the Bank had a total of 111 employees, 94 of which were full-time employees. The Company and the Bank are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

Lending Activities

     General. The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Bank makes consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the poultry industry constituted approximately 8.6% of the Bank's total loans at December 31, 2002.

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

     Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting approximately $239 million, or 80.1%, of the Bank's total loans at December 31, 2002. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, but exclude home equity loans, which are classified as consumer loans.

     Commercial Loans. The Bank makes loans for commercial purposes to various lines of businesses. At December 31, 2002, the Bank held approximately $33 million, or 11.2% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 2002, the Bank held approximately $20 million in consumer loans, representing 6.8% of the Bank's total loans.

     Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers' loan committee. Individual officers' lending limits range from $15,000 to $150,000, depending on seniority and the type of loan. The officers' loan committee, which consists of the president, executive vice president and senior lending officer, has a lending limit of $200,000 for secured loans. Loans between $200,000 and $500,000 must be approved by a directors' loan committee, which is made up of the president, the senior lending officer and three outside directors. Loans above $500,000 require approval by the majority of the full board of directors.

     The Bank has a continuous loan review procedure, involving multiple officers of the Bank, that is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Bank has employed an in-house specialist to review all loans in excess of $100,000 and to periodically sample loans of $100,000 and less.

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

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2002.

                                           Deposit Mix

                                                                                      December 31, 2002

         Non-interest bearing demand..............................................                 6.92%
         Interest-bearing demand..................................................                26.10%
         Savings..................................................................                13.03%
         Time Deposits............................................................                34.81%
         Certificates of Deposit of $100,000 or more..............................                19.14%
                                                                                    -------------------
           Total..................................................................               100.00%
                                                                                    ===================

     The Bank is a member of the Cirrus ATM network of automated teller machines, which permits the Bank's customers to perform certain transactions in numerous cities throughout Georgia and in other states. The Bank's charter provides for trust powers but only upon application to the DBF. To date, the Bank has not submitted, and has no plans to submit, such an application.

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

     As of December 31, 2002, three non-locally-owned banks had offices in Gilmer County and two locally-owned banks had offices in Blairsville. B B & T, a bank holding company headquartered in Winston-Salem, North Carolina, operates a full service branch and a separate drive-thru facility in Gilmer County. Regions Bank, an Alabama bank holding company, operates one office in Gilmer County. United Community Bank, a branch of Peoples Bank in Fannin County, maintains a branch office in Gilmer County. Bank of Blairsville, a branch of Bank of Hiawassee, operates an office in Blairsville. Union County Bank, headquartered in Blairsville, operates an office in Blairsville. In addition, many local businesses and individuals have deposits outside the primary service areas of the Bank.

Monetary Policies

     The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System - (the "Federal Reserve"). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Supervision and Regulation

     The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company's business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company's business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

     The Company

     General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the "Holding Company Act"), which places the Company under the supervision of the Federal Reserve. The Company must register, and file annual reports, with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company.

     Bank Holding Company Regulation. In general, the Holding Company Act limits bank holding company business to that of owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the approval of the Federal Reserve before they:

     o acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

     o    merge or consolidate with another bank holding company; or

     o    acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

     Generally, the Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company, unless the Federal Reserve determines that such activities are incidental or closely related to the business of banking. However, under the Financial Services Modernization Act (as discussed below under "Financial Services Modernization"), a bank holding company meeting certain qualifications may apply to the Federal Reserve to become a "financial holding company," and thereby engage (directly or through a subsidiary) in certain activities deemed to be financial in nature, such as securities brokerage and insurance underwriting.

     The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the approval of the Federal Reserve before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares of, or otherwise obtaining control over, the Company.

     Financial Services Modernization. The laws and regulations that affect banks and bank holding companies underwent significant changes, as a result of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which became effective in 2000. Generally, the GLB Act (i) repealed the historical restrictions which prevented banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks and their holding companies, (iii) broadened the activities that may be conducted by the banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting, both, day-to-day operations and long-term activities of financial institutions.

     Bank holding companies that register with the Federal Reserve as a "financial holding company" may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may, itself, be owned, controlled or acquired by any company engaged in financially related activities, as long as such company meets certain regulatory requirements, including its registration with the Federal Reserve as a financial holding company. The GLB Act also permits banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities, subject to certain regulatory requirements.

     The Company has no present intentions to register as a financial holding company.

     Transactions with Affiliates. The Company and the Bank are deemed to be affiliates, within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, the issuance of a guarantee and other similar types of transactions.

     Tie-In Arrangements. The Company and the Bank cannot engage in certain "tie-in" arrangements, in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on a requirement that the customer obtain additional services provided by either of the Company or the Bank, or on an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     State Banking Law Requirements. As a Georgia banking corporation, the Company is subject to certain requirements under applicable Georgia banking law. For example, the Company is required to register with the DBF and to file periodic information with the DBF.

     The Bank

     General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the DBF, as well as by the Federal Deposit Insurance Corporation. Georgia laws regulate, among other things, the scope of the Bank's business, its investments, its payment of dividends to the Company, its required lending reserves and lending limits, and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Deposit Insurance Corporation evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe-and-sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act of on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

     Federal Deposit  Insurance  Corporation  Improvement Act. Under the Federal
Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed, by regulation, noncapital, safety-and-soundness standards for the financial institutions under its authority. These standards cover, among others, internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth, asset quality, executive compensation, earnings and such other operational and managerial standards as the agency determines to be appropriate. Management believes that the Bank meets all such standards.

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Georgia has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Generally, Georgia banking law authorizes the acquisition of an in-state bank by an out-of-state bank, by merger with a Georgia financial institution that has been in existence for at least three (3) years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

     Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, through a deposit insurance fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

     Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

     The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies, as well as for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit
Insurance Corporation, an institution is assigned to one of five capital categories, depending upon its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized," depending upon the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

     Recent Significant Changes in Applicable Laws and Regulations

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was adopted, in order to address corporate and accounting fraud. The Sarbanes-Oxley Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

     The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Sarbanes-Oxley Act, (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.


ITEM 2. PROPERTIES

     The Company's main office is located at 829 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The 9,780 square foot building is located on approximately 1.22 acres and is owned by the Bank. The building includes five teller stations, twenty offices, three drive-in stations and an ATM. This location houses the Company's and the Bank's offices and storage areas. The Bank branch at this location operates under the trade name "Gilmer County Bank."

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

     The Bank's branch in Blue Ridge, Georgia has a drive-in window, three teller stations, four offices, and an ATM. The Bank has a 24-month lease (with an additiona1 24 month renewal option) for the land on which this branch is located and pays annual rent of $30,000.

     The Bank's operations area operates out of a building owned by the Bank located at 1068 Progress Road, Ellijay, Georgia. This location houses the Bank's computer center, accounting, bookkeeping and data processing services. In addition, the building includes an additional 4,600 square feet, which is leased by the Bank to a third party for $24,000 per year.

     Management believes that the physical facilities maintained by the Company and the Bank are suitable for its current operations.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings to which the Company or the Bank are a party or of which any of their property is subject, other than ordinary routine legal proceedings incidental to the business of the Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Market Information

     There is no established trading market for the Company's common stock, $0.01 par value per share (the "Common Stock"), which Common Stock has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded. In 1998, Wachovia Securities, Inc. was approved as a market maker for the Company's Common Stock.

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


              [The remainder of this page intentionally left blank]

     Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2002. To the best of management's knowledge, the last trade in December, 2002 was executed at a price of $15.00 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                                                           Estimated Price
                                                                                            Range Per Share
                                                                                    -------------------------------
                                                                                        High               Low
                                                                                    -------------    --------------
2002 (Split Adjusted):
   First Quarter.................................................................   $       17.00    $        15.00
   Second Quarter................................................................           16.00             15.00
   Third Quarter.................................................................           15.00             15.00
   Fourth Quarter................................................................           15.00             15.00

2001 (Split Adjusted):
   First Quarter.................................................................   $       15.00    $        14.00
   Second Quarter................................................................           15.00             14.00
   Third Quarter.................................................................           15.00             14.00
   Fourth Quarter................................................................           15.00             14.00

Holders

     At March 19, 2003, the Company had 3,165,141 shares of Common Stock outstanding held by approximately 1,411 shareholders of record.

Recent Sales of Unregistered Securities

     On December 2, 2002, the Company commenced a private placement offering, to accredited investors only, of up to 200,000 shares of Common Stock, at an aggregate offering price of $3,000,000 ($15.00 per share) (the "Offering"). The Company sold 52,447 shares of Common Stock through the Offering, which expired on March 3, 2003. The Offering was made without the services of an underwriter and without any advertising or promotion, and sales therein were solicited only by certain of the Company's executive officers and directors, none of whom received any commission or remuneration for their efforts. Further, the securities sold in the Offering were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), based on the exemption set forth in Rule 506 of Regulation D, promulgated under the Securities Act, which provides that registration is not required where, among other things, all of the purchasers in such an offering are "accredited investors," as that term is defined in Section 2(a)(15) of the Securities Act and Rule 501 of Regulation D. Purchasers of shares of Common Stock in the Offering are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company.

Dividends

     The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. For the years ended December 31, 2002, 2001 and 2000, the Bank paid dividends to the Company of $-0-, $250,000 and $700,000, respectively, which were used by the Company for repayment of debt and other expenses.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     At a prior Annual Meeting, the Company's shareholders adopted a Stock Compensation Program (the "Stock Program"). The following table reflects the number of shares to be issued upon the exercise of options granted under the Stock Program, the weighted-average exercise price of all such options, and the total number of shares of Common Stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2002.


                                                                                                   Number of
                                                                                               Equity Securities
                                                  Number of Securities                             Remaining
                                                       to be Issued       Weighted-average        Available for
                                                    Upon the Exercise      Exercise Price        Future Issuance
                                                     of Outstanding        of Outstanding           Under the
            Plan Category                                Options               Options            Stock Program
------------------------------------               ------------------    -----------------     -----------------

Equity Compensation Plans
   Approved by Shareholders....................               458,100    $            5.64                74,000

Equity Compensation Plans
   Not Approved by Shareholders................                    --                   --                    --
                                                   ------------------    -----------------     -----------------

   Total.......................................               458,100    $            5.64                74,000
                                                   ==================    =================     =================

              [The remainder of this page intentionally left blank]

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 2002, and the previous four years. All averages are daily averages.


                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                           2002         2001        2000        1999       1998
                                                       ----------    ---------   ---------   ----------  ----------
                                                           (Dollars in thousands except per share data and ratios)
Earnings Summary
   Interest income..................................   $   22,914    $  24,763   $  21,970   $   16,139  $   11,271
   Interest expense.................................       11,425       13,675      13,325        9,139       6,498
   Net interest income..............................       11,489       11,088       8,645        7,001       4,773
   Provision for loan losses........................        1,028        1,294         922          880         300
   Non-interest income..............................        2,915        1,538       1,159          845         529
   Non-interest expense.............................        9,702        7,831       6,380        5,561       3,221
   Applicable income taxes..........................        1,006          963         872          139         572
   Net income.......................................        2,668        2,538       1,629        1,266       1,208

Per Share Data
(Retroactively adjusted to give effect to stock splits)
   Net income - basic...............................   $     0.90    $    0.89   $    0.59   $     0.48  $     0.52
   Net income - diluted.............................         0.84         0.82        0.55         0.44        0.49
   Cash dividends declared per common share.........         0.00         0.00        0.00         0.00        0.00

Selected Period End Balances
   Total assets.....................................      384,024      319,679     270,943      223,315     189,745
   Loans............................................      298,063      250,569     214,124      169,106     129,831
   Securities.......................................       40,375       49,394      32,541       28,536      21,940
   Earning assets...................................      354,593      303,923     253,263      207,501     176,789
   Deposits.........................................      316,283      264,028     214,169      186,730     163,861
   Long-term borrowings.............................       34,736       29,654      34,539       16,964      11,007
   Shareholders' equity.............................       25,619       20,591      17,669       12,421      11,480
   Shares outstanding...............................        3,127        2,882       2,857        1,345       1,323

Selected Average Balances
   Total assets.....................................      354,164      299,167     259,799      203,703     131,079
   Loans............................................      276,733      234,031     204,436      150,691      95,353
   Securities.......................................       50,933       40,462      34,393       33,192      23,862
   Earning assets...................................      333,777      280,884     243,038      191,540     123,663
   Deposits.........................................      290,961      241,933     206,787      175,025     110,745
   Long-term borrowings.............................       34,017       33,028      29,024       12,798       6,649
   Shareholders' equity.............................       22,454       19,821      15,045       11,950       8,925
   Shares outstanding - basic.......................        2,980        2,860       2,755        2,652       2,333

Ratios
   Return on average assets.........................         0.75%        0.85%       0.63%        0.62%       0.92%
   Return on average equity.........................        11.88        12.80       10.83        10.59       13.50
   Net interest spread..............................         3.32         3.75        3.39         3.52        3.76
   Total capital....................................         8.59         8.32        8.25         7.41        7.88
   Tier 1 capital...................................         7.54         7.16        7.22         6.34        6.64
   Leverage ratio...................................         6.07         5.87        5.72         5.22        4.99
   Average equity to average assets.................         6.34         6.63        5.79         5.87        6.80

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page 31 of this Report. This discussion should be read in conjunction with information provided in the Company's consolidated financial statements and notes thereto. Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

                           Forward-Looking Statements

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer and Union Counties, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Summary

     The Company's net income of $2,668,008 for the year ended December 31, 2002 represents an increase of $129,910 or 5.1%. The Company's net income of $2,538,098 for the year ended December 31, 2001 represented an increase of $908,667 or 55.8%. The Company's net income of $1,629,431 for the year ended December 31, 2000, represented an increase of $363,657 or 28.7%. The increase in net income for these periods relates to increased loan growth and improved interest rate management coupled with proper management of expenses.

     Earnings per share increased to $0.90 ($0.84 on a diluted basis) in 2002, compared to $0.89 ($0.82 on a diluted basis) in 2001, $0.59 ($0.55 on a diluted basis) in 2000, and $0.48 ($0.44 on a diluted basis) per share net income in 1999. Return on average assets, which reflects the Bank's ability to utilize its assets, was 0.75% in 2002, compared to 0.85% in 2001, 0.63% in 2000, and 0.62%
in 1999. Return on average shareholders' equity decreased to 11.88% in 2002, compared to 12.80% in 2001, 10.83% in 2000, and 10.59% in 1999. The decline in this ratio is due in large part to continued growth and expansion in the Company.

     The Company plans to continue its objectives of maintaining asset quality and providing superior service to its customers. Our strategic plan in the short run includes controlled growth with a focus on developing banking relationships. The Company plans to provide the best value in deposit services and loan products to its customers.

Financial Condition

     Earning Assets

     The Bank's earning assets, which include deposits in other banks, federal funds sold, securities and loans, averaged $333,777,000, or 94.2% of average total assets, in 2002, compared to $280,884,000, or 93.9% of average total assets, in 2001. The mix of average earning assets comprised the following percentages:


                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
Deposits in other banks.........................................              0.30%           0.14%            0.21%
Federal funds sold..............................................              1.53            2.13             1.52
Investment securities...........................................             15.26           14.41            14.15
Loans...........................................................             82.91           83.32            84.12

     The mix of average earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

     The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2002          2001          2000
                                                                           -----------   -----------    -----------
                                                                                        (In thousands)
Interest-bearing deposits with banks....................................   $     8,399   $       746    $        25
Securities..............................................................        40,375        49,394         32,541
Federal funds sold......................................................         7,756         3,214          6,573
Loans:
   Real estate..........................................................       238,768       202,107        158,775
   Commercial and other.................................................        59,295        48,462         55,349
                                                                           -----------   -----------    -----------
     Total loans........................................................       298,063       250,569        214,124
                                                                           -----------   -----------    -----------

Interest-earning assets ................................................   $   354,593   $   303,923    $   253,263
                                                                           ===========   ===========    ===========

     The Bank has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

     Federal Funds Sold

     Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold at December 31, 2002 and 2001 were $7,756,000 and $3,214,000, respectively. Average federal funds sold for 2002 was approximately $5,104,000, or 1.53% of average earning assets, and for 2001, was approximately $6,004,000, or 2.13% of average earning assets. The increase in year-end federal funds resulted from the sale of securities as well as an increase in customer deposits related to the opening of an office in Blue Ridge, Georgia.

     Securities Portfolio

     In the past, the Bank has classified its securities as either available-for-sale or held-to-maturity. However, during 2000 the Bank reclassified all its held-to-maturity securities to the available-for-sale portfolio. At December 31, 2001, $49,393,717 of the Bank's securities were classified as available-for-sale, while at December 31, 2002, $40,374,902 of the Bank's securities were classified as available-for-sale.

     The composition of the Bank's securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control the Bank's interest rate position while, at the same time, producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2002, gross sales amounted to $12,597,325 and maturities amounted to
$34,322,603, representing 24.7% and 67.4% of the average portfolio, respectively. Net gains associated with sales and maturities totaled $285,525 in 2002. Gross unrealized gains in the portfolio amounted to $698,255 at year-end 2002 and unrealized losses amounted to $17,876. During 2001, gross securities sales were $7,777,064 and maturities were $19,540,135 representing 19.2% and 48.3%, respectively, of the average portfolio for the year. Net gains associated with sales and maturities totaled $146,976 in 2001. Gross unrealized gains in the portfolio amounted to $386,780 at year-end 2001 and unrealized losses amounted to $294,626.

     Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk.
Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Bank's purchases of mortgage-backed securities during 2002 and 2001 did not include securities with these characteristics. The recoverability of the Bank's investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

     The following table presents the carrying amounts of the securities portfolio at December 31, in each of the last three years.


                              Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

Securities Available-for-Sale:
   U.S. treasury and government agencies........................     $       8,579   $      14,691   $       16,558
   Mortgage-backed securities...................................            14,759          19,340            6,149
   State and municipal securities...............................            15,314          13,805            8,276
   Equity securities............................................             1,723           1,558            1,558
                                                                     -------------   -------------   --------------

     Total......................................................     $      40,375   $      49,394   $       32,541
                                                                     =============   =============   ==============

     In 2002, average taxable securities were 68.2% of the portfolio, compared to 69.7% in 2001 and 77.4% in 2000. The increase in tax exempt securities from 2001 to 2002 reflects the Bank's intent to reduce the effect of federal income taxation.

     The maturities and weighted average yields of the investments in the 2002 portfolio of securities are presented below. The average maturity of the securities portfolio is 3.8 years with an average yield of 5.59%. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations.

                                             Security Portfolio Maturity Schedule

                                                                       Maturing
                                    ---------------------------------------------------------------------------------------
                                         Within               After One But         After Five But             After
                                        One Year            Within Five Years      Within Ten Years          Ten Years
                                    ------------------     ------------------     ------------------     ------------------
                                     Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield
                                    --------   -------     --------   -------     --------   -------     --------   -------
                                                      (Amounts in thousands, except percentages)
Securities Available-for-Sale
   U.S. Government agencies......   $  4,614     5.39%     $  2,050     4.20%     $  1,915     6.00%     $     --     0.00%
   Mortgage-backed...............      4,079     3.04         6,777     4.12         3,903     4.23            --     0.00
   State and municipal...........        104     5.30         1,732     7.10         3,019     7.28        10,459     7.53
   Equity securities.............         --     0.00            --     0.00            --     0.00         1,723     5.22
                                    --------               --------               --------               --------

Total Securities.................   $  8,797     4.30      $ 10,559     4.62      $  8,837     5.66      $ 12,182     7.20
                                    ========               ========               ========               ========

     There were no securities held by the Company of which the aggregate value on December 31, 2002 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

     There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

     Loan Portfolio

     Loans made up the largest component of the Bank's earning assets. At December 31, 2002, the Bank's total loans were $298,063,055, compared to total loans of $250,569,296 at the end of 2001. In 2002, average net loans represented 82.9% of average earning assets and 78.1% of total average assets, while in 2001 average net loans represented 83.3% of average earning assets and 78.2% of total average assets. This was the result of continued strong loan demand and the expansion of the loan production office in Blue Ridge, Georgia. The ratio of total loans to total deposits was 94.2% in 2002 and 94.9% in 2001.

     The following table shows the classification of loans by major category at December 31, 2002, and for each of the preceding four years.

                                                                    Loan Portfolio

                                                                         December 31,
                           --------------------------------------------------------------------------------------------------------
                                  2002                 2001                  2000                  1999                 1998
                           ------------------   ------------------    ------------------    ------------------   ------------------
                                     Percent              Percent               Percent               Percent              Percent
                            Amount  of  Total    Amount  of  Total     Amount  of  Total     Amount  of  Total    Amount  of  Total

                                                              (Dollars in thousands)

Commercial, financial
  and agricultural........ $  33,449    11.2%   $  29,092    11.6%    $  36,320    17.0%     $  35,375    20.9%  $  26,883    20.7%
Real estate - construction    73,242    24.6       54,255    21.7        22,057    10.3         13,941     8.2       8,543     6.6
Real estate - other (1)...   165,526    55.5      147,852    59.0       136,718    63.8        103,413    61.2      78,965    60.8
Consumer..................    20,296     6.8       19,370     7.7        17,254     8.1         15,026     8.9      13,743    10.6
Other loans...............     5,550     1.9           --     0.0         1,775     0.8          1,351     0.8       1,697     1.3
                           ---------  ------    ---------  ------     ---------  ------      ---------  ------   ---------  ------
                             298,063   100.0%     250,569   100.0%      214,124   100.0%       169,106   100.0%    129,831   100.0%
                                      ======               ======                ======                 ======              ======
Allowance for loan losses     (3,238)              (2,995)               (2,211)                (1,849)             (1,686)
                           ---------            ---------             ---------              ---------           ---------

Net loans................. $ 294,825            $ 247,574             $ 211,913              $ 167,257           $ 128,145
                           =========            =========             =========              =========           =========

(1) The "real estate - other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.


     The following table shows the maturity distribution of selected loan classifications at December 31, 2002, and an analysis of these loans maturing in over one year.

                                        Selected Loan Maturity and Interest Rate Sensitivity

                                                                                        Rate Structure for Loans
                                                        Maturity                         Maturing Over One Year
                                 ---------------------------------------------------  -----------------------------
                                                Over One
                                      One         Year         Over                    Predetermined   Floating or
                                    Year or      Through       Five                      Interest      Adjustable
                                     Less      Five Years      Years        Total          Rate           Rate
                                 -----------   -----------  -----------  -----------  -------------  --------------
                                                               (Amounts in thousands)
Commercial, financial
   and agricultural............  $    17,227   $    14,293  $     1,928  $    33,449  $       8,196  $        8,025
Real estate - construction.....       60,120        11,695        1,427       73,242          9,020           4,102
                                 -----------   -----------  -----------  -----------  -------------  --------------

   Total.......................  $    77,347   $    25,988  $     3,355  $   106,691  $      17,216  $       12,127
                                 ===========   ===========  ===========  ===========  =============  ==============

     For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

     Summary of Loan Loss Experience

     The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $3,237,898 in the allowance for loan losses at December 31, 2002, (1.09% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio, based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank's loan portfolio.

     The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for each of the last five years:

                                       Analysis of Loan Loss Experience

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2002          2001           2000          1999          1998
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)
Allowance for loan losses at beginning of year $     2,995   $     2,211    $    1,849    $    1,686     $      930
Adjustment of business acquisition..........            --            --            --            --            557
Loans charged off:
   Commercial, financial, and agricultural..            89           240           404           461             32
   Real estate-construction.................            50            --            --            --             --
   Real estate - other......................           427           134            49            22             --
   Consumer.................................           250           170           138           278            104
                                               -----------   -----------   -----------   -----------    -----------
     Total loans charged off................           816           544           591           761            136
                                               -----------   -----------   -----------   -----------    -----------
Recoveries on loans previously charged off:
   Commercial, financial, and agricultural..             5             8             9            15              6
   Real estate-construction.................            --            --            --            --             --
   Real estate-other........................            --             6            --            --             --
   Consumer.................................            26            20            22            29             29
                                               -----------   -----------   -----------   -----------    -----------
Total recoveries on loans
       previously charged off...............            31            34            31            44             35
                                               -----------   -----------   -----------    ----------    -----------
Net loans charged off.......................           785           510           560           717            101
                                               -----------   -----------   -----------   -----------    -----------
Provision for loan losses...................         1,028         1,294           922           880            300
                                               -----------   -----------   -----------   -----------    -----------
Allowance for loan losses, at end of period.   $     3,238   $     2,995   $     2,211   $     1,849    $     1,686
                                               ===========   ===========   ===========   ===========    ===========
Loans, net of unearned income, at end
    of period...............................   $  298,063    $   250,569   $   214,124    $  169,106    $   129,831
                                               ===========   ===========   ===========    ==========    ===========
Average loans, net of unearned income,
outstanding for the period..................   $   276,733   $   234,031   $   204,436   $   150,691    $    95,353
                                               ===========   ===========   ===========   ===========    ===========
Ratios:
Allowance at end of period to loans, net of
   unearned income..........................          1.09%          1.20%         1.03%         1.09%         1.30%
Allowance at end of period to average loans,
   net of unearned income...................          1.17           1.28          1.08          1.23          1.77
Net charge-offs to average loans, net of
   unearned income..........................          0.28           0.22          0.27          0.48          0.11
Net charge-offs to allowance at end of period        24.24          17.03         25.33         38.78          5.99
Recoveries to prior year charge-offs........          5.70           5.75          4.07         32.35         15.42

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

     Management allocated the allowance for loan losses to specific loan classes as follows:

                                                      Allocation of Allowance for Loan Losses
                                                                         December 31,
                         ---------------------------------------------------------------------------------------------------------
                                2002                  2001                  2000                  1999                  1998
                         -----------------     -----------------     -----------------     -----------------     -----------------
                                   Percent               Percent               Percent               Percent               Percent
                                  of Loans              of Loans              of Loans              of Loans              of Loans
                                   in Each               in Each               in Each               in Each               in Each
                                  Category              Category              Category              Category              Category
                                  to Total              to Total              to Total              to Total              to Total
                          Amount    Loans       Amount    Loans       Amount    Loans       Amount    Loans       Amount    Loans
                         --------  -------     --------  -------     --------  -------     --------  -------     --------  -------
                                                                   (Dollars in Thousands)
Domestic Loans (1)
  Commercial, financial
    and agricultural...  $  1,615       11%     $   807       12%    $    387       17%    $    349       21%    $    421       21%
  Real estate -
    construction.......        85       25          193       22          199       10          152        8          118        6
  Real estate - other       1,044       55        1,760       59        1,381       64        1,120       61          894       61
  Consumer.............       168        7          235        7          244        8          228        9          253       11
  Other................       326        2           --        0           --        1           --        1           --        1
                         --------  -------     --------  -------     --------  -------     --------  -------     --------  -------
    Total...........     $  3,238      100%    $  2,995      100%    $  2,211      100%    $  1,849      100%    $  1,686      100%
                         ========  =======     ========  =======     ========  =======     ========  =======     ========  =======

(1)  The Bank had no foreign loans.

     Nonperforming Assets

     Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Bank's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis.

     The Bank had nonperforming assets at December 31, 2002, 2001, 2000, 1999, and 1998 of approximately $6,143,000, $1,787,000, $556,000, $368,000, and
$27,000, respectively.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2002, and for each of the preceding four years.

                                                   Nonperforming Assets

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2002          2001           2000          1999          1998
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)
Nonaccruing loans ..........................   $     4,823   $     1,642   $       385   $       344    $         4
Loans past due 90 days or more..............           334            12            24            24             23
Restructured loans..........................            --            --            --            --             --
                                               -----------   -----------   -----------   -----------    -----------
   Total nonperforming loans................         5,157         1,654           409           368             27
Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................           986           133           147            --             --
                                               -----------   -----------   -----------   -----------    -----------
   Total nonperforming assets...............   $     6,143   $     1,787   $       556   $       368    $        27
                                               ===========   ===========   ===========   ===========    ===========
Ratios:
   Loan loss allowance to total
      nonperforming assets..................          0.53          1.68          3.98          5.02          62.44
                                               ===========   ===========   ===========   ===========    ===========
   Total nonperforming loans to total loans
     (net of unearned interest).............          1.73%         0.66%         0.26%         0.22%         0.02%
                                               ===========   ===========   ===========   ===========    ==========
   Total nonperforming assets
      to total assets.......................          1.60%         0.56%         0.21%         0.16%         0.01%
                                               ===========   ===========   ===========   ===========    ==========

     It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. For each of the five years in the period ended December 31, 2002, the difference between gross interest income that would have been recorded in such period, if the nonaccruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period's net income, was negligible.

There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or
Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures.

     Deposits

     The  Company's  primary  source of funds is derived  from  deposits  of the
Bank's customers. Average deposits increased 20.3%, from approximately $241,933,000 in 2001 to approximately $290,961,000 in 2002. At December 31,
2002,  total  deposits were  $316,282,756,  of which  $294,385,698  (93.1%) were interest bearing. At December 31, 2001, total deposits were $264,028,007, of which $247,194,423 (93.6%) were interest bearing, and, at December 31, 2000, total deposits were $214,168,823, of which $205,268,008 (95.8%) were interest bearing. The continued growth of the Bank fueled the growth in the deposit base. The Company intends to emphasize internal deposit growth in order to expand the consumer bases of the Bank and to continue to fund asset growth.

     The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2002, 2001 and 2000, are as follows:

                                                                Years ended December 31,
                                      -----------------------------------------------------------------------------
                                                2002                      2001                       2000
                                      ------------------------  ------------------------  -------------------------
                                        Amount        Rate         Amount        Rate        Amount        Rate
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                                 (Dollars in thousands)

Noninterest-bearing demand deposits.  $    19,549        0.00%  $   13,972         0.00%  $    10,715        0.00%
Demand..............................       62,492        1.93       39,100         2.55        47,011        4.22
Savings.............................       41,359        1.72       35,513         3.03        28,628        4.29
Time deposits.......................      167,561        4.44      153,348         6.02       120,433        6.40
                                      -----------               ----------                -----------
   Total interest-bearing deposits..      271,412        3.45      227,961         4.95       196,072        5.57
                                      -----------               ----------                -----------
   Total average deposits...........  $   290,961        3.21   $  241,933         4.67   $   206,787        5.28
                                      ===========               ==========                ===========

     The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2002: average noninterest-bearing demand deposits, 6.72 percent; and average savings deposits, 14.21 percent. Of average time deposits, approximately 32.95 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more, issued by the Bank at December 31, 2002, are summarized in the table below.

                                      Maturities of Large Time Deposits

                                                                                                          Time
                                                                                                      Certificates
                                                                                                       of Deposit
                                                                                                     --------------
                                                                                                       (Amounts in
                                                                                                        thousands)
         Three months or less.....................................................................   $       10,064
         Over three through six months............................................................           13,493
         Over six through twelve months...........................................................           22,482
         Over twelve months.......................................................................           14,494
                                                                                                     --------------
              Total...............................................................................   $       60,533
                                                                                                     ==============

                                       19

     Repurchases

     Securities sold under agreements to repurchase amounted to $5,928,624 at December 31, 2002, compared to $1,732,699 at December 31, 2001, and $2,845,355 at December 31, 2000. The weighted average rates were 1.60%, 3.20% and 3.94% for 2002, 2001 and 2000, respectively. Securities sold under agreements to repurchase averaged $4,061,294 during 2002, $1,930,051 during 2001 and $2,522,820 during 2000. The maximum amount outstanding at any month end during 2002 was $5,928,624, during 2001 was $3,144,208, and during 2000 was $3,117,584.
The total of securities sold under agreements to repurchase are associated with the cash flow needs of the Bank's corporate customers who participate in repurchase agreements. In addition, the Company had federal funds purchased that amounted to $-0- at year-end 2002, and $1,932,000 at year-end 2001, compared to $-0- at year-end 2000.

     Long-term Debt

     Borrowed funds consist primarily of long-term debt. The Bank had $16,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. The Bank was approved to borrow up to approximately $57,600,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and securities portfolios. The unused portion of these available funds amounted to approximately $27,400,000 at year-end 2002. Long-term debt consisted of various commitments with scheduled maturities from one to six years. In addition, the Company has borrowed $4.6 million from another financial institution (See "Capital Resources: Term Loan" below).

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2002.


                                                   Maturities of Long-term Debt
                                                           (In thousands)

                                                          2003        2004        2005         2006         2007
                                                       ---------   ---------    --------    ----------  -----------

   Interest on indebtedness.........................   $   1,597   $     975    $    830    $      568  $       981
   Repayment of principal...........................      17,100       2,900       4,857         1,857        1,357
                                                       ---------   ---------    --------    ----------  -----------

                                                       $  18,697   $   3,875    $  5,687    $    2,425  $     2,338
                                                       =========   =========    ========    ==========  ===========

     Shareholders' Equity

     Shareholders' equity increased $5,028,099, from December 31, 2001 to December 31, 2002, due in part to net earnings of $2,668,008 and the increase in unrealized gains on securities available-for-sale totaling $388,228, net of deferred tax liability. The increase was also a result of the issuance of 11,690 shares of the Common Stock to the Company's 401(k) plan (total purchase price $163,660), the issuance of 180,800 shares of stock through the exercise of stock options for $1,021,498, and the reissuance of 52,447 shares of stock out of treasury stock for $786,705.

     All amounts presented in this report and in the financial statements are adjusted to reflect the Stock Split in April 2000. See ITEM 5, "Market Information."

     Return on Equity and Assets

     The following table summarizes certain financial ratios for the Company for the years ended December 31, 2002, 2001 and 2000.


                                                    Return on Equity and Assets

                                                                                 Year ended December 31,
                                                                     ----------------------------------------------
                                                                         2002             2001            2000
                                                                     -------------   -------------   --------------
           Return on average assets.............................              0.75%            0.85%           0.63%
           Return on average equity.............................             11.88            12.80           10.83
           Dividend payout ratio................................              0.00             0.00            0.00
           Average equity to average assets ratio...............              6.34             6.63            5.79

Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have come from proceeds from the Bank's initial stock offering in 1994, proceeds of $2.65 million from a private placement of the Common Stock in November 1998, proceeds of $4.4 million from a public offering in 2000, proceeds of $787 thousand from a private offering and $1.0 million from the exercise of options in 2002, and through the retention of earnings and the sale of Common Stock to the Company's 401(k) plan.

     Term Loan. On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. At December 31, 2002, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points. The Company began making interest payments on July 1, 2002. Principal is due in seven equal annual installments, each in the amount of $657,000, beginning on March 31, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2010. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Bank at all times to maintain certain minimum capital ratios, and to maintain a minimum ratio of loan and lease losses to gross loans.

     Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under the Federal Deposit Insurance Corporation Improvement Act. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $23.1 million at December 31, 2002. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital, plus the Tier 2 capital components, is referred to as Total Capital and was $26.3 million at year-end 2002. The Company's percentage ratios as calculated under regulatory guidelines were 7.54% and 8.59% for Tier 1 and Total Capital, respectively, at year-end 2002. The Company's Tier 1 Capital and Total Capital exceeded the minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2002, the Company's leverage ratio was 6.07%, exceeding the regulatory minimum requirement of 4%.

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2002, 2001 and 2000:


                             Capital Adequacy Ratios

                                                             Statutory             Years ended December 31,
                                                                           ----------------------------------------
                                                              Minimum          2002          2001          2000
                                                            ------------   -----------   -----------    -----------
                                                                          (Amounts in thousands, except percentages)
  Tier 1 Capital..........................................                 $    23,089   $    18,538    $    15,563

  Tier 2 Capital..........................................                       3,238         2,995          2,211
                                                                           -----------   -----------    -----------

  Total Qualifying Capital................................                 $    26,327   $    21,533    $    17,774
                                                                           ===========   ===========    ===========

  Risk Adjusted Total Assets (including
  off-balance-sheet exposures)............................                 $   306,405   $   256,985    $   215,521

  Tier 1 Risk-Based Capital Ratio.........................       4.0%             7.54          7.16%          7.22%

  Total Risk-Basked Capital Ratio.........................       8.0              8.59          8.32           8.25

  Leverage Ratio..........................................       4.0              6.07          5.87           5.72


     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the DBF imposes a 6% primary capital ratio on the Bank. The DBF's standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowances for loan losses. At December 31, 2002, the Bank's capital ratio, as calculated under the DBF standard, was 7.45%.

     In 2001, the Bank paid dividends to the Company of $250,000, which were used by the Company for the repayment of debt and other expenses. In 2002, the Bank did not pay a dividend to the Company.

Liquidity Management

     Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's abilities to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform its primary function as financial intermediary and, therefore, would not be able to meet the production and growth needs of the communities it serves.

     The primary purpose of management of assets and liabilities is not only to assure adequate liquidity in order for the Bank to meet the needs of its customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding; therefore, both are monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $77.3 million or 25.8% of the total loan portfolio at December 31, 2002, and investment securities maturing in one year or less equaled $8.8 million or 21.8% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $16,000,000.

     In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The Bank's credit line stands at $57,583,823 as of December 31, 2002. This line is subject to collateral availability. At December 31, 2002, the outstanding balance of the Bank's credit line was $30,135,714. See Note 12 to the Notes to Consolidated Financial Statements herein.

Interest Rate Sensitivity Management

     Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Bank's current portfolio that is subject to repricing in future time periods. The differences are known as interest rate sensitivity gaps and are usually calculated separately for segments of time, ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

     The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2002.


                                               Interest Rate Sensitivity Analysis

                                         0-30         31-90        90-365        1-5        Over 5
                                         Days         Days          Days        Years        Years         Total
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                              (In thousands, except ratios)
Interest-earning assets (1)
   Loans............................  $    18,574  $    24,524  $   101,548  $   129,561  $    19,033   $   293,240
   Securities:
     Taxable........................           --        2,127        6,566        8,827        7,541        25,061
     Tax-exempt.....................           --           --          104        1,732       13,478        15,314
   Time deposits in other banks.....        8,399           --           --           --           --         8,399
   Federal funds sold...............        7,756           --           --           --           --         7,756
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           34,729       26,651      108,218      140,120       40,052       349,770
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       27,513       27,512       27,512           --           --        82,537
   Savings deposits (3).............       13,741       13,740       13,740           --           --        41,221
   Time deposits....................       11,570       23,321       99,494       36,243           --       170,628
   Other short-term borrowings......        5,929           --           --           --           --         5,929
   Long-term debt...................        2,100        7,150       11,793        8,343        5,350        34,736
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           60,853       71,723      152,539       44,586        5,350       335,051
                                      -----------  -----------  -----------  ------------------------   -----------

Interest sensitivity gap............  $   (26,124) $   (45,072) $   (44,321) $    95,534  $    34,702   $    14,719
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   (26,124) $   (71,196) $  (115,517) $   (19,983) $    14,719
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.57         0.37          0.71         3.14         7.49
                                      ===========  ===========  ============ ============ ============

Cumulative ratio....................         0.57         0.46          0.59         0.94         1.04
                                      ===========  ===========  ============ ============ ============

Ratio of cumulative gap to total
   interest-earning assets..........        (0.07)       (0.20)        (0.33)       (0.06)        0.04
                                      ===========  ===========  ============ ============ ============

(1)  Excludes nonaccrual loans and securities.

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

     The above table indicates that, in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity, there is an excess of earning liabilities over interest-bearing assets of approximately $26 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately

$116 million. During this one-year time frame, 85.1% of all interest-bearing liabilities will reprice compared to 39.6% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

     Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest rate sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

Results of Operations

     Comparison of Years Ended December 31, 2002 and 2001

     Net Interest Income

     Net interest income is the principal source of the Bank's earnings stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $531,334 or 4.7% to $11,956,632 at December 31, 2002, compared to $11,424,991 at December 31, 2001. This increase was caused by growth in the Bank's loan portfolio, as well as the payoff of several Federal Home Loan Bank advances.

     Interest and fees earned on loans decreased 7.8% to $20,442,148 in 2002, compared to $22,168,850 in 2001. The decrease in 2002 was primarily attributable to the Federal Reserve's decision to lower interest rates during 2002.

         Interest earned on taxable securities decreased 5.6% to $1,646,592 in 2002 from $1,743,440 in 2001, while interest earned on non-taxable securities increased from $815,767 to $1,200,993 during the same period. The variance in the income figures reflects a reallocation in the portfolio to maximize the earning capacity of the portfolio.

     During 2002, interest on federal funds sold decreased $287,929 or 78.5% from 2001. This decrease in income is the result of the Bank managing its funding needs to take advantage of the low interest rate environment. Interest on deposits with other banks increased to $13,039 in 2002, from $4,891 in 2001.

     The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2002 was 3.58% compared to a net interest rate margin of 4.07% in 2001.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.32% in 2002, compared to 3.75% in 2001.


              [The remainder of this page intentionally left blank]

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

                                     Average Balances, Interest Income/Expense and Yields/Rates
                                                     Taxable Equivalent Basis

                                                           Years Ended December 31,
                          -------------------------------------------------------------------------------------------------
                                       2002                             2001                              2000
                          -------------------------------  -------------------------------  -------------------------------
                                      Interest   Average               Interest   Average               Interest   Average
                           Average    Income/    Yields/    Average    Income/    Yields/    Average    Income/    Yields/
                           Balance    Expense     Rates     Balance    Expense     Rates     Balance    Expense     Rates
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                            (Dollars in thousands)
Assets
   Earning assets:
     Loans, net of unearned
       income (1).......  $ 276,733  $  20,442      7.39%  $ 234,031  $  22,168      9.47%  $ 204,436  $  19,633      9.60%
     Securities:
       Taxable..........     34,718      1,647      4.74      28,212      1,743      6.18      26,632      1,703      6.39
       Tax-exempt.......     16,215      1,201      7.41      12,250        816      6.66       7,761        649      8.36
                          ---------   --------             ---------  ---------             ---------  ---------
     Total securities...     50,933      2,848      5.59      40,462      2,559      6.32      34,393      2,352      6.84

     Interest-bearing
       deposits.........      1,007         13      1.29         387          5      1.29         515         30      5.83
     Federal funds sold.      5,104         79      1.55       6,004        367      6.11       3,694        208      5.63
                          ---------   --------             ---------  ---------             ---------  ---------
       Total interest-
        earning assets (2)  333,777     23,382      7.01     280,884     25,099      8.94     243,038     22,223      9.14

   Non interest-earning assets:
     Cash and due from banks  6,909                            5,190                            3,849
     Premises and equipment   7,835                            6,791                            5,783
     Accrued interest and
       other assets.....      8,790                            8,889                            9,274
     Allowance for
       loan losses......     (3,147)                          (2,587)                          (2,145)
                          ---------                        ---------                        ---------
Total assets............  $ 354,164                        $ 299,167                        $ 259,799
                          =========                        =========                        =========
Liabilities and
   Shareholders' Equity
   Interest-bearing liabilities:
     Demand deposits....  $  62,492      1,209      1.93%  $  39,100        996      2.55%  $  47,011      1,983      4.22%
     Savings deposits...     41,359        712      1.72      35,513      1,075      3.03      28,628      1,227      4.29
     Time deposits......    167,561      7,432      4.44     153,348      9,224      6.02     120,433      7,710      6.40
                          ---------   --------             ---------  ---------             ---------  ---------
       Total deposits...    271,412      9,353      3.45     227,961     11,295      4.95     196,072     10,920      5.57

   Other short-term
     borrowings.........      4,667         77      1.65       2,278        100      4.39       6,860        389      5.67
   Long-term debt.......     34,017      1,995      5.86      33,028      2,280      6.90      29,024      2,017      6.95
                          ---------   --------             ---------  ---------             ---------  ---------
       Total interest-
         bearing
         liabilities....    310,096     11,425      3.68     263,267     13,675      5.19     231,956     13,326      5.75
                          ---------   --------             ---------  ---------             ---------  ---------  ---------
   Noninterest-bearing liabilities:
     Demand deposits....     19,549                           13,972                           10,715
     Accrued interest and
       other liabilities      2,065                            2,107                            2,083
     Shareholders' equity    22,454                           19,821                           15,045
                          ---------                        ---------                        ---------
Total liabilities and
   shareholders' equity.  $ 354,164                        $ 299,167                        $ 259,799
                          =========                        =========                        =========
Net interest income/net
   interest spread......                11,957      3.32%                11,424      3.75%                 8,897      3.39%
                                      ========  ========              =========                        =========
Net yield on earning assets                         3.58%                            4.07%                            3.67%
                                                ========                         =========                        =========
Taxable equivalent adjustment:
   Loans................                    57                               57                               30
   Investment securities                   411                              279                              222
                                      --------                        ---------                        ---------
     Total taxable
       equivalent adjustment               468                              336                              252
                                      --------                        ---------                        ---------
Net interest income.....              $ 11,489                        $  11,088                        $   8,645
                                      ========                        =========                        =========

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

     The following tables set forth, for the years ended December 31, 2002, 2001 and 2000, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                                                        Rate/Volume Variance Analysis
                                                           Taxable Equivalent Basis

                                     Average Volume                   Change in Volume                 Average Rate
                             ----------------------------------   --------------------------   ----------------------------
                                2002        2001        2000       2002-2001      2001-2000      2002      2001      2000
                             ----------  ----------  ----------   -----------    -----------   --------  --------  --------
Earning assets:                                              (Dollars in thousands)
Loans, net of
   unearned income (1).....  $  276,733  $  234,031  $  204,436   $    42,702    $    29,595      7.39%     9.47%     9.60%
Investment Securities:
   Taxable.................      34,718      28,212      26,632         6,506          1,580      4.74      6.18      6.39
   Tax exempt..............      16,215      12,250       7,761         3,965          4,489      7.41      6.66      8.36
                             ----------  ----------  ----------   -----------    -----------
     Total investment
       securities..........      50,933      40,462      34,393        10,471          6,069      5.59      6.32      6.84
                             ----------  ----------  ----------   -----------    -----------
Interest-bearing deposits
   with other banks........       1,007         387         515           620           (128)     1.29      1.29      5.83
Federal funds sold.........       5,104       6,004       3,694          (900)         2,310      1.55      6.11      5.63
                             ----------  ----------  ----------   -----------    -----------
     Total earning assets..  $  333,777  $  280,884  $  243,038   $    52,893    $    37,846      7.01      8.94      9.14
                             ==========  ==========  ==========   ===========    ===========
Interest-bearing liabilities:
Deposits:
   Demand..................  $   62,492  $   39,100  $   47,011   $    23,392    $    (7,911)     1.93      2.55      4.22
   Savings.................      41,359      35,513      28,628         5,846          6,885      1.72      3.03      4.29
   Time....................     167,561     153,348     120,433        14,213         32,915      4.44      6.02      6.40
                             ----------  ----------  ----------   -----------    -----------
     Total deposits........     271,412     227,961     196,072        43,451         31,889      3.45      4.95      5.57

Other short-term
   borrowings..............       4,667       2,278       6,860         2,389         (4,582)     1.65      4.39      5.67
Long-term debt.............      34,017      33,028      29,024           989          4,004      5.86      6.90      6.95
                             ----------  ----------  ----------   -----------    -----------
     Total interest-bearing
       liabilities.........  $  310,096  $  263,267  $  231,956   $    46,829    $    31,311      3.68      5.19      5.75
                             ==========  ==========  ==========   ===========    ===========
Net interest income/net interest spread                                                           3.32      3.75      3.39
Net yield on earning assets                                                                       3.58      4.07      3.67
Net cost of funds..........                                                                       3.42      4.87      5.48

                                     Interest                                              Variance Attributed to (1)
                                                                                    --------------------------------------
                                  Income/Expense                  Variance                 2002                2001
                           ----------------------------   ------------------------  ------------------  ------------------
                             2002      2001      2000      2002-2001    2001-2000    Volume     Rate     Volume     Rate
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
                                                                    (Dollars in thousands)
Earning assets:
  Loans, net of
   unearned income.......  $ 20,442  $ 22,168  $ 19,633   $    (1,726) $     2,535  $  3,627  $ (5,353)  $ 2,804  $   (269)
Investment Securities:
  Taxable................     1,647     1,743     1,703           (96)          40       357      (453)       98       (58)
  Tax exempt.............     1,201       816       649           385          167       285       100       319      (152)
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
   Total investment
     securities..........     2,848     2,559     2,352           289          207       642      (353)      417      (210)
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
Interest-bearing deposits
  with other banks.......        13         5        30             8          (25)        8        --        (6)      (19)
Federal funds sold.......        79       367       208          (288)         159       (48)     (240)      140        19
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
   Total earning assets..    23,382    25,099    22,223        (1,717)       2,876     4,229    (5,946)    3,355      (479)
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
Interest-bearing liabilities:
Deposits:................
  Demand.................     1,209       996     1,983           213         (987)      495      (282)     (294)     (698)
  Savings................       712     1,075     1,227          (363)        (152)      157      (520)      256      (408)
  Time...................     7,432     9,224     7,710        (1,792)       1,514       804    (2,596)    1,996      (482)
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
   Total deposits........     9,353    11,295    10,920        (1,942)         375     1,456    (3,398)    1,958    (1,588)
Other short-term
   borrowings............        77       100       389           (23)        (289)       64       (87)     (216)      (73)
Long-term debt...........     1,995     2,280     2,017          (285)         263        66      (351)      278       (15)
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
   Total interest-
     bearing liabilities.    11,425    13,675    13,326        (2,250)         349     1,586    (3,836)    2,020    (1,676)
                           --------  --------  --------   -----------  -----------  --------  --------  --------  --------
Net interest income/
  net interest spread...   $ 11,957  $ 11,424  $  8,897   $       533  $     2,527  $  2,643  $ (2,110) $  1,335  $  1,197
                           ========  ========  ========   ===========  ===========  ========  ========  ========  ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     Interest Expense

     Total interest expense decreased $2,249,439 or 16.4% to $11,425,388 in 2002, from $13,674,827 in 2001. This decrease was the combined effect of the Federal Reserve's decision to lower interest rates as well as management's decision to reduce its cost of funds by prepaying Federal Home Loan Bank advances. The average rate paid on interest-bearing deposits in 2002 and 2001 was 3.45% and 4.95%, respectively. The effect of these changes was to decrease the interest expense on interest-bearing deposits to $9,352,768 in 2002, from $11,294,581 in 2001, a decrease of $1,941,813 or 17.2%.

     Noninterest Income

     Noninterest income for 2002 and 2001 totaled $2,915,035 and $1,538,001, respectively. These amounts are primarily from customer service fees, insurance commissions and fees on services to customers. Other operating income increased from $668,645 in 2001 to $1,493,225 in 2002, primarily due to a high volume of mortgage refinancings due to historically low interest rates.

     Noninterest Expenses

     Noninterest expenses totaled $9,702,148 in 2002, $7,831,363 in 2001 and $6,380,487 in 2000. Salaries and benefits increased $1,012,033 or 27.0% to $4,755,882 in 2002, due to the Company's decision to strengthen its management in anticipation of future growth as well as the opening of a branch in Blue Ridge, Georgia. Occupancy expenses totaled $615,826, an increase of $104,016 or 20.3% over the 2001 total of $511,810. Furniture and equipment expenses increased $464,265 or 101.5% in 2002, due to the opening of the branch in Blue Ridge, Georgia. Other operating expenses increased $290,471 or 9.3% to $3,408,869 in 2002, due mainly to the opening of the branch in Blue Ridge, Georgia as well as the Company's decision to exit the service bureau business and cease operations of AIM.

     The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                       Years ended December 31,
                                                                                     --------------------------
                                                                                        2002             2001
                                                                                     -----------     -----------
                                                                                        (Amounts in thousands)

Salaries and employee benefits....................................................   $     4,756     $     3,744
Furniture and equipment expense...................................................           922             457
Professional and regulatory fees..................................................           676             469
Occupancy expense.................................................................           616             512
Advertising.......................................................................           567             441
Director and committee fees.......................................................           405             412
Supplies..........................................................................           308             264
Postage...........................................................................           164             127
Taxes and licenses................................................................           157             132
Insurance.........................................................................           119             144
Data processing...................................................................            84             395
Correspondent bank charges........................................................            78              84
Amortization expense..............................................................            76             118
Checking account expense..........................................................            60              57
Other.............................................................................           714             475
                                                                                     -----------     -----------
   Total..........................................................................   $     9,702     $     7,831
                                                                                     ===========     ===========

     Income Taxes

     Net operating income of $3,673,948 in 2002 resulted in $1,005,940 of income tax expense, which represents an income tax rate of 27.4%. The Company's net operating income of $3,500,686 in 2001 resulted in $962,588 of income tax expense, which represented an income tax rate of 27.5%.

     Comparison of Years Ended December 31, 2001 and 2000

     Net Interest Income

     Net interest income is the principal source of the Bank's earnings stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $2,528,349 or 28.4% to $11,424,991 at December 31, 2001, compared to $8,896,642 at December 31, 2000.
This increase was caused by continued increase in loan demand.

     Interest and fees earned on loans increased 12.9% to $22,168,850 in 2001, from $19,633,417 in 2000. The increase was primarily due to the increase in volume of average loans, from approximately $204,436,000 in 2000 to approximately $234,031,000 in 2001.

     Interest earned on taxable securities increased 2.4% to $1,743,440 in 2001, from $1,702,529 in 2000, while interest earned on non-taxable securities increased from $648,461 to $815,767 during the same period. The variance in the income figures reflects better management of earnings.

     The trend in net interest income is also evaluated in terms of average rates, using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2001 was 4.07% compared to a net interest rate margin of 3.67% in 2000.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.75% in 2001, compared to 3.39% in 2000.

     During 2001, interest on federal funds sold increased $159,745 or 77.1%, from 2000. This increase in income is the result of significantly larger average balances maintained throughout 2001, compared to 2000. Interest on deposits with other banks decreased to $4,891 in 2001, from $30,363 in 2000.

     Interest Expense

     Total interest expense increased $349,574 or 2.62% to $13,674,827 in 2001, from $13,325,253 in 2000. This increase was the combined effect of continued growth of the Company. The average rate paid on interest-bearing deposits in 2001 and 2000 was 4.95% and 5.57%, respectively. The effect of these changes increased the interest expense on interest-bearing deposits to $11,294,581 in 2001, from $10,919,158 in 2000, an increase of $375,423 or 3.44%.

     Noninterest Income

     Noninterest income for 2001 and 2000 totaled $1,538,001 and $1,158,834, respectively. These amounts were primarily from customer service fees, insurance commissions and fees on services to customers. Noninterest income increased primarily due to the continued growth in the Bank's deposit base. Other operating income increased from $619,911 in 2000 to $668,645 in 2001, primarily due to continued growth of the Company.

     Noninterest Expenses

     Noninterest expenses totaled $7,831,363 in 2001, $6,380,486 in 2000, and $5,560,969 in 1999. Salaries and benefits increased $852,919 or 29.5% to $3,743,849 in 2001, due to the Company's continued growth and expansion. Occupancy expenses totaled $511,810, an increase of $180,478 or 54.5% from $331,332 in 2000. Furniture and equipment expenses increased $81,633 or 21.7% in 2001, due to continued growth and expansion. Other operating expenses increased $335,847 or 12.1% to $3,118,398 in 2001, due mainly to continued growth.

     The table below sets forth the Company's noninterest expenses for the periods indicated.


                                                                                       Years ended December 31,
                                                                                     --------------------------
                                                                                        2001             2000
                                                                                     -----------     -----------
                                                                                        (Amounts in thousands)

Salaries and employee benefits....................................................   $     3,744     $     2,890
Occupancy expense.................................................................           512             331
Professional and regulatory fees..................................................           469             427
Furniture and equipment expense...................................................           457             376
Advertising.......................................................................           441             418
Director and committee fees.......................................................           412             380
Data processing...................................................................           395             219
Supplies..........................................................................           264             262
Insurance.........................................................................           144             124
Taxes and licenses................................................................           132              50
Postage...........................................................................           127             132
Amortization expense..............................................................           118             118
Correspondent bank charges........................................................            84              59
Checking account expense..........................................................            57              67
Other.............................................................................           475             527
                                                                                     -----------     -----------
   Total..........................................................................   $     7,831     $     6,380
                                                                                     ===========     ===========

     Income Taxes

     The Company's net operating income of $3,500,686 in 2001 resulted in $962,588 of income tax expense, which represents an income tax rate of 27.5%. Net operating income of $2,501,209 in 2000 resulted in $871,778 of income tax expense, which represented an income tax rate of 34.9%.

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

Market Risk

     Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk is interest rate risk.

     The primary objective of Asset/Liability Management of the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years.

     The Company has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

     The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. The estimated impact on the Company's net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will reprice in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

                                                                                           Percentage  Increase
                                                                                          (Decrease) in Interest
                                                                                           Income/Expense Given
                                                                                           Interest Rate Shifts
                                                                                      ------------------------------
                                                                                         Down 200        Up 200
                                                                                       Basis Points    Basis Points
                                                                                      --------------  --------------
For the Twelve Months After December 31, 2002

Projected change in:
   Interest income..................................................................         (11.43)%          11.57%
   Interest expense.................................................................         (12.18)           13.21
                                                                                      -------------   --------------

   Net interest income..............................................................         (11.04)%          10.70%
                                                                                      =============   ==============

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item 7A is incorporated by reference from the following sections of Item 7 of this report: "Interest Rate Sensitivity Management" and "Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages below.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

                                                                                                               Page(s)

Independent Auditors' Report................................................................................     32

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.............................     33

Consolidated Statements of Income for the Years Ended
  December 31, 2002, 2001 and 2000..........................................................................     34

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2002, 2001 and 2000..........................................................................     35

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................................................................     36

Notes to Consolidated Financial Statements..................................................................     37

Quarterly Results (Unaudited)...............................................................................     66

                  Schauer Taylor Cox Vise Morgan & Fowler, P.C.
                  Certified Public Accountants and Consultants
                               150 Olde Towne Road
                            Birmingham, Alabama 35216

Douglas B. Schauer, CPA       Donald G. Vise, CPA            Dale E. Fowler, CPA
Edward R. Taylor, CPA       Phillip D. Morgan, CPA          David A. Bowers, CPA
W. Ernest Cox, CPA                                          Steven W. Brown, CPA
________________                   * * *                        ________________
M. Bryant King, CPA        Telephone - 205.822.3488        Russell D. Payne, CPA
Steven D. Miller, CPA        Wats - 800.466.3488          Stewart T. Wilson, CPA
Donald Pagan, CPA            Fax - 205.822.3541
                        Email - Firm@schauertaylor.com


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.


Birmingham, Alabama
February 11, 2003

                               /s/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.


          Member of American Institute of Certified Public Accountants,
    SEC Practice Section and Alabama Society of Certified Public Accountants

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Assets
   Cash and due from banks......................................................    $    14,701,857    $     3,598,304
   Interest-bearing deposits with other banks...................................          8,398,840            745,954
   Federal funds sold...........................................................          7,756,000          3,214,000
                                                                                    ---------------    ---------------
       Cash and Cash Equivalents................................................         30,856,697          7,558,258

   Securities available-for-sale................................................         40,374,902         49,393,717

   Loans, net of unearned income................................................        298,063,055        250,569,296
   Allowance for loan losses....................................................         (3,237,898)        (2,995,362)
                                                                                    ----------------   ---------------
       Net Loans................................................................        294,825,157        247,573,934

   Premises and equipment, net..................................................          8,771,352          6,845,430
   Accrued interest.............................................................          2,240,920          2,498,992
   Cash surrender value on life insurance.......................................          2,483,243          2,369,866
   Intangibles, net.............................................................          2,081,264          1,991,891
   Other assets.................................................................          2,390,550          1,446,923
                                                                                    ---------------    ---------------
       Total Assets.............................................................    $   384,024,085    $   319,679,011
                                                                                    ===============    ===============

Liabilities and Shareholders' Equity
Liabilities
   Deposits:
     Noninterest-bearing........................................................    $    21,897,058    $    16,833,584
     Interest-bearing...........................................................        294,385,698        247,194,423
                                                                                    ---------------    ---------------
       Total Deposits...........................................................        316,282,756        264,028,007
   Short-term borrowings........................................................          5,928,624          3,664,699
   Accrued interest.............................................................            976,156          1,266,946
   Long-term debt...............................................................         34,735,714         29,653,571
   Other liabilities............................................................            481,546            474,598
                                                                                    ---------------    ---------------
       Total Liabilities........................................................        358,404,796        299,087,821
                                                                                    ---------------    ---------------
Shareholders' Equity
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,327,160 shares issued in 2002 and 3,134,670 shares issued in 2001........             33,272             31,347
   Paid-in capital..............................................................         16,428,767         14,926,333
   Retained earnings............................................................         10,495,901          7,827,893
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale,
     net of deferred income tax.................................................            449,050             60,822
   Treasury stock, 200,553 and 253,000 shares at cost...........................         (1,787,701)        (2,255,205)
                                                                                    ----------------   ---------------
       Total Shareholders' Equity...............................................         25,619,289         20,591,190
                                                                                    ---------------    ---------------

Total Liabilities and Shareholders' Equity......................................    $   384,024,085    $   319,679,011
                                                                                    ===============    ===============

                 See notes to consolidated financial statements

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2001 and 2000


                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------
Interest Income
   Interest and fees on loans.................................   $     20,385,750   $    22,111,485    $    19,603,418
 Interest on investment securities:
     Taxable securities.......................................          1,646,592         1,743,440          1,702,529
     Nontaxable securities....................................            790,127           536,689            426,619
   Interest on deposits in other banks........................             13,039             4,891             30,363
   Interest on federal funds sold.............................             78,941           366,870            207,125
                                                                 ----------------   ---------------    ---------------
       Total Interest Income..................................         22,914,449        24,763,375         21,970,054
                                                                 ----------------   ---------------    ---------------

Interest Expense
   Interest on deposits.......................................          9,352,768        11,294,581         10,919,158
   Interest on federal funds purchased and securities sold
     under agreements to repurchase...........................             76,968           100,124            389,080
   Interest on long-term debt.................................          1,995,652         2,280,122          2,017,015
                                                                 ----------------   ---------------    ---------------
       Total Interest Expense.................................         11,425,388        13,674,827         13,325,253
                                                                 ----------------   ---------------    ---------------

Net Interest Income...........................................         11,489,061        11,088,548          8,644,801
   Provision for loan losses..................................          1,028,000         1,294,500            921,940
                                                                 ----------------   ---------------    ---------------

Net Interest Income After Provision For Loan Losses...........         10,461,061         9,794,048          7,722,861

Noninterest Income
   Customer service fees......................................          1,058,298           661,715            504,131
   Insurance commissions......................................             77,987            60,665             45,566
   Other operating income.....................................          1,493,225           668,645            619,911
   Investment securities gains (losses).......................            285,525           146,976            (10,774)
                                                                 ----------------   ---------------    ---------------
       Total Noninterest Income...............................          2,915,035         1,538,001          1,158,834
                                                                 ----------------   ---------------    ---------------

Noninterest Expenses
   Salaries and employee benefits.............................          4,755,882         3,743,849          2,890,930
   Occupancy expense..........................................            615,826           511,810            331,332
   Furniture and equipment expense............................            921,571           457,306            375,673
   Other operating expenses...................................          3,408,869         3,118,398          2,782,551
                                                                 ----------------   ---------------    ---------------
       Total Noninterest Expenses.............................          9,702,148         7,831,363          6,380,486
                                                                 ----------------   ---------------    ---------------

Income before income taxes....................................          3,673,948         3,500,686          2,501,209
Income tax expense............................................          1,005,940           962,588            871,778
                                                                 ----------------   ---------------    ---------------

Net Income....................................................   $      2,668,008   $     2,538,098    $     1,629,431
                                                                 ================   ===============    ===============

Earnings Per Common Share
   Basic.....................................................    $           0.90   $          0.89    $          0.59
   Diluted...................................................                0.84              0.82               0.55

Cash Dividends Declared Per Common Share.....................                0.00              0.00               0.00

Weighted Average Shares Outstanding
   Basic.....................................................           2,979,806         2,859,683          2,755,255
   Diluted...................................................           3,189,108         3,081,276          2,968,926

                 See notes to consolidated financial statements

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000


                                                                                Accumulated
                                                                                   Other
                                                                                  Compre-
                                                                                  hensive
                                         Common      Paid-in       Retained      Income      Treasury
                                          Stock      Capital       Earnings       (Loss)       Stock        Total
                                      -----------  ------------  ------------   ----------   -----------  ------------
Balance at December 31, 1999........  $ 6,945,610  $  3,030,196  $  3,660,364   $ (787,396)  $  (428,000) $ 12,420,774

Net income 2000.....................           --            --     1,629,431           --            --     1,629,431
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $425,490...........           --            --            --      784,302            --       784,302
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     2,413,733
                                                                                                          ------------
Purchase of Treasury Stock..........           --            --            --           --    (1,827,205)   (1,827,205)
Change of par value from $5.00
   to $0.01.........................   (6,917,828)    6,917,828            --           --            --            --
Public offering sale of stock, net
   of issuance costs................        3,066     4,359,081            --           --            --     4,362,147
Proceeds from sale of common
   stock to 401(k) plan.............          242       292,596            --           --            --       292,838
Proceeds from exercise of options...           12         7,188            --           --            --         7,200
                                      -----------  ------------  ------------   ----------   -----------  ------------

Balance at December 31, 2000........       31,102    14,606,889     5,289,795       (3,094)   (2,255,205)   17,669,487

Net income 2001.....................           --            --     2,538,098           --            --     2,538,098
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $31,379............           --            --            --       63,916            --        63,916
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     2,602,014
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............          206       287,102            --           --            --       287,308
Proceeds from exercise of options...           39        32,342            --           --            --        32,381
                                      -----------  ------------  ------------   ----------   -----------  ------------

Balance at December 31, 2001........       31,347    14,926,333     7,827,893       60,822    (2,255,205)   20,591,190

Net income 2002.....................           --            --     2,668,008           --            --     2,668,008
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $199,997...........           --            --            --      388,228            --       388,228
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     3,056,236
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............          117       163,543            --           --            --       163,660
Proceeds from exercise of options...        1,808     1,019,690            --           --            --     1,021,498
Proceeds from issuance of
   treasury stock...................           --       319,201            --           --       467,504       786,705
                                      -----------  ------------  ------------   ----------   -----------  ------------

Balance at December 31, 2002........  $    33,272  $ 16,428,767  $ 10,495,901   $  449,050   $(1,787,701) $ 25,619,289
                                      ===========  ============  ============   ==========   ===========  ============

                 See notes to consolidated financial statements

                APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000


                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------

Operating Activities
   Net income.................................................   $      2,668,008   $     2,538,098    $    1,629,431
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization, and accretion, net...........          1,171,023           861,950           556,373
     Provision for loan losses................................          1,028,000         1,294,500           921,940
     Deferred tax (benefit) expense...........................            (49,000)         (181,725)          110,343
     Realized security (gains) losses, net....................           (285,525)         (146,976)           10,774
     Loss on disposition of other real estate.................             40,757            47,124                --
     Increase in cash surrender value on life insurance.......           (113,377)         (114,510)         (110,062)
     (Increase) decrease in accrued interest receivable.......            258,072           (44,913)         (712,093)
     (Decrease) increase in accrued interest payable..........           (290,790)          (94,950)          545,908
     Other, net...............................................            (51,421)          183,274           334,278
                                                                 ----------------   ---------------    --------------
       Net Cash Provided By Operating Activities..............          4,375,747         4,341,872         3,286,892
                                                                 ----------------   ---------------    --------------

Investing Activities
   Proceeds from sales of securities available-for-sale.......         12,597,325         7,777,064        10,282,289
   Proceeds from maturity, calls and paydown of
     securities available-for-sale............................         34,322,603        19,540,135         1,151,386
   Purchase of securities available-for-sale..................        (37,442,014)      (44,027,017)       (8,405,098)
   Net increase in loans to customers.........................        (49,462,737)      (37,068,598)      (45,726,054)
   Capital expenditures, net..................................         (2,605,882)         (878,572)       (3,230,277)
   Proceeds from disposition of foreclosed real estate........            236,615            42,715                --
                                                                 ----------------   ---------------    --------------
       Net Cash Used In Investing Activities..................        (42,354,090)      (54,614,273)      (45,927,754)
                                                                 ----------------   ---------------    --------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts.....................................         45,209,010        17,041,106         1,670,288
   Net increase in certificates of deposit....................          7,045,739        32,818,078        25,768,879
   Net increase (decrease) in short-term borrowings...........          2,263,925           819,344        (3,288,652)
   Issuance of long-term debt.................................         23,000,000                --        38,600,000
   Repayment of long-term debt................................        (17,917,857)       (4,884,524)      (21,026,191)
   Issuance of common stock...................................            889,260           319,689         4,662,185
   Sale of treasury stock.....................................            786,705                --                --
   Purchase of treasury stock.................................                 --                --        (1,827,205)
                                                                 ----------------   ---------------    --------------
       Net Cash Provided By Financing Activities..............         61,276,782        46,113,693        44,559,304
                                                                 ----------------   ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents..........         23,298,439        (4,158,708)        1,918,442

Cash and Cash Equivalents at Beginning of Year................          7,558,258        11,716,966         9,798,524
                                                                 ----------------   ---------------    --------------

Cash and Cash Equivalents at End of Year......................   $     30,856,697   $     7,558,258    $   11,716,966
                                                                 ================   ===============    ==============

                 See notes to consolidated financial statements

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank (the "Bank") and Appalachian Information Management, Inc. ("AIM"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank. AIM provided in-house data services to the Bank and offered data processing services to other institutions (see Note 3). All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2002, 2001 and 2000.

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

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $567,000, $441,000 and $418,000, respectively.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


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

Intangibles

Intangibles consist primarily of goodwill and noncompete agreements. The goodwill intangible represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which was provided using the straight-line method over the estimated useful life of 20 years, until the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, in June 2001. The noncompete intangible represents an amount paid to a former employee who agrees to certain stipulations concerning future employment spelled out in a noncompete agreement. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of 2 years.

As discussed later in this footnote, the adoption of new accounting standards effective January 1, 2002, mandate the discontinuance of periodic amortization and require the Company to measure the recorded goodwill for impairment as of January 1, 2002, and at least annually thereafter. The initial assessment of the Company's intangible asset (Goodwill) as of January 1, 2002, and the annual assessment as of December 31, 2002, indicate that no impairment of values existed at those dates.

Off Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $16 million and a line of credit with the Federal Home Loan Bank of up to approximately $57,600,000 of which $27,400,000 is available and unused, subject to proper collateralization.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

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

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

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

The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies - Continued

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 did not have a material effect on the Company's consolidated financial statements.

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses accounting and financial reporting for extinguishments of debt, intangible assets of motor carriers and leases. SFAS No. 145 is effective for fiscal years beginning after and transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the Auditing Standards Board issued SAS No. 97, Amendment to Statement on Auditing Standards No. 50, Reports on the Application of Accounting Principles. This statement prohibits an accountant from providing a written report on the application of accounting principles not involving facts and circumstances of a specific entity. This SAS is effective for written reports issued or oral advice provided on or after June 30, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

In September 2002, the Auditing Standards Board issued SAS No. 98, Omnibus Statement on Auditing Standards - 2002. This statement revises and amends several previously issued Statements on Auditing Standards. The changes required impose enhanced quality controls and audit considerations on a firm of independent auditors in the conduct of their audit of a company's financial statements. The additional requirements primarily relate to more descriptive guidance on the application of auditing procedures, the auditors report and related disclosures and supplementary information. This SAS No. 98 was effective upon issuance except for the amendment to SAS No. 70, which is effective for reports issued on or after January 1, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard was not material.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 72 requiring the intangible recognition and subsequent amortization of any excess fair value of net liabilities assumed in an acquisition will no longer apply. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's consolidated financial statements.

In October 2002, the Auditing Standards Board issued SAS No. 99, Consideration of Fraud in a Financial Statement Audit. This statement supersedes SAS No. 82 and amends SAS No. 1 and SAS No. 85. SAS No. 99 describes fraud and its characteristics; discusses the need for auditors to exercise professional skepticism; requires (as part of planning the audit) that there be a discussion among the audit team members regarding the risks of material misstatement due to fraud; and requires auditors to gather information necessary to identify risks of material misstatement due to fraud. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In November 2002, the Auditing Standards Board issued SAS No. 100, Interim Financial Information. This statement supersedes SAS No. 71 and establishes standards on the nature, timing and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15. 2002. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies - Continued

guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. The adoption of the disclosure requirements of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements. The adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the Auditing Standards Board Issued SAS No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

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

                                                                                2002           2001           2000
                                                                           -------------  --------------  ------------

Weighted average of common shares outstanding............................      2,979,806       2,859,683     2,755,255
Effect of dilutive options...............................................        209,302         221,593       213,671
                                                                           -------------  --------------  ------------
Weighted average of common shares outstanding effected for dilution......      3,189,108       3,081,276     2,968,926
                                                                           =============  ==============  ============

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies - Continued

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                                     Years Ended December 31,
                                                                           -------------------------------------------
                                                                                2002           2001           2000
                                                                           -------------  --------------  ------------

Unrealized gains (losses) on securities

   Unrealized holding gains arising during period........................  $     873,750  $      242,271  $  1,199,018
   Reclassification adjustments for (gains) losses
     included in net income..............................................       (285,525)       (146,976)       10,774
                                                                           -------------  --------------  ------------
   Net unrealized gains..................................................        588,225          95,295     1,209,792
   Income tax related to items of other comprehensive income.............       (199,997)        (31,379)     (425,490)
                                                                           -------------  --------------  ------------

Other comprehensive income ..............................................  $     388,228  $       63,916  $    784,302
                                                                           =============  ==============  ============

              [The remainder of this page intentionally left blank]

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies - Continued

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2002.

                                                                                     Years Ended December 31,
                                                                           -------------------------------------------
                                                                                2002           2001           2000
                                                                           -------------  --------------  ------------

   Cash paid during the year for interest................................  $  11,716,178  $   13,769,777  $ 12,779,345
   Cash paid during the year for income taxes............................      1,050,345       1,061,461       603,000

   Non-cash Disclosures:
   --------------------

   Loans transferred to foreclose real estate............................      1,477,804         732,882       147,423
   Net increase in unrealized gains and
     losses on securities available-for-sale.............................        588,225          95,295     1,209,792
   Proceeds from sales of foreclosed real estate
     financed through loans..............................................        294,290         619,445            --
   Securities transferred from held-to-maturity
     portfolio to available-for-sale portfolio...........................             --              --     5,799,682
   Change in par value from $5.00 per share to $0.01 per share...........             --              --     6,917,828
   Transfer of stock to 401(k)...........................................             --              --         4,165


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


Note 3 - Discontinued Operations

In August 2002, the Company announced its intentions to close down the operations of its subsidiary, Appalachian Information Management, Inc. ("AIM"). The operations of AIM ceased as related to the Company on November 12, 2002. AIM continues to provide services to another bank on a subcontract basis.

Disposition of the assets of the discontinued operations began in September 2002. At December 31, 2002, the remaining assets (primarily fixed assets and prepaid expenses) net of related reserves and other liabilities are included in premises and equipment and other assets in the accompanying consolidated statement of financial condition and continue to be held for productive use.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 3 - Discontinued Operations - Continued

An impairment loss of approximately $43,000 was recognized by the Company in the year 2002 related to this discontinued function.

In light of the Company discontinuing the operations of AIM, its data processing provider, the Company signed a 5 year contract with Fiserv Solutions, Inc. to provide the Company with data processing services vacated by the closure of AIM. The contract contains a 3-year renewable option along with a detailed fee schedule for the different services it is likely to perform.


Note 4 - Restrictions On Cash and Due From Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2002 and 2001, the average amount of the required reserves was $5,742,000 and $2,161,000, respectively.


Note 5 - Securities

The carrying amounts of securities as shown in the consolidated statement of financial condition of the Company and their approximate fair values at December 31, 2002 and 2001 are presented below.


                                                                              Gross          Gross         Estimated
                                                            Amortized      Unrealized     Unrealized         Fair
                                                              Cost            Gains         Losses           Value
                                                          -------------  -------------  -------------   --------------
Securities Available-for-Sale

December 31, 2002:
   U.S. Government and agency securities...............   $   8,481,531  $      97,643  $          --   $    8,579,174
   State and municipal securities......................      14,847,957        466,696            861       15,313,792
   Mortgage-backed securities..........................      14,642,135        133,916         17,015       14,759,036
   Equity securities...................................       1,722,900             --             --        1,722,900
                                                          -------------  -------------  -------------   --------------
                                                          $  39,694,523  $     698,255  $      17,876   $   40,374,902
                                                          =============  =============  =============   ==============

December 31, 2001:
   U.S. Government and agency securities...............   $  14,514,408  $     187,480  $      10,721   $   14,691,167
   State and municipal securities......................      13,994,179         68,297        257,536       13,804,940
   Mortgage-backed securities..........................      19,235,376        131,003         26,369       19,340,010
   Equity securities...................................       1,557,600             --             --        1,557,600
                                                          -------------  -------------  -------------   --------------
                                                          $  49,301,563  $     386,780  $     294,626   $   49,393,717
                                                          =============  =============  =============   ==============

At December 31, 2002, the Company's available-for-sale securities reflected net unrealized gains of $680,379, which resulted in an increase in stockholders' equity of $449,050, net of deferred tax liability. At December 31, 2001, the Company's available-for-sale securities reflected net unrealized gains of $92,154, which resulted in an increase in stockholders equity of $60,822 net of deferred tax liability.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 5 - Securities - Continued

The contractual maturities of securities available-for-sale at December 31, 2002, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                        Amortized         Estimated
                                                                                          Cost           Fair Value
                                                                                    ---------------    ---------------
Securities Available-for-Sale

   Due in one year or less......................................................    $     8,730,357    $     8,797,962
   Due after one year through five years........................................         10,423,091         10,558,162
   Due after five years through ten years.......................................          8,696,899          8,837,354
   Due after ten years..........................................................         10,121,276         10,458,524
   Equity securities............................................................          1,722,900          1,722,900
                                                                                    ---------------    ---------------

                                                                                    $    39,694,523    $    40,374,902
                                                                                    ===============    ===============

Mortgage-backed securities have been included in the maturity tables based upon guaranteed payoff date of each security.

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2002, were as follows:

                                                                                2002           2001           2000
                                                                           -------------  --------------  ------------

Gross realized gains.....................................................  $     290,227  $      174,983  $     10,519
Gross realized losses....................................................          4,702          28,007        21,293

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $1,722,900 and $1,557,600 at December 31, 2002 and 2001, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $9,092,000 and $9,413,000 at December 31, 2002 and 2001, respectively.


Note 6 - Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31 were as follows:


                                                                                          2002              2001
                                                                                    ---------------    ---------------

Commercial, financial and agricultural..........................................    $    33,448,866    $    29,091,838
Real estate - construction......................................................         73,242,467         54,255,536
Real estate - mortgage..........................................................        165,525,831        147,851,890
Consumer........................................................................         20,295,311         19,370,032
Other loans.....................................................................          5,550,580                 --
                                                                                    ---------------    ---------------
                                                                                        298,063,055        250,569,296
Allowance for loan losses.......................................................         (3,237,898)        (2,995,362)
                                                                                    ---------------    ---------------

Net loans.......................................................................    $   294,825,157    $   247,573,934
                                                                                    ===============    ===============

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 6 - Loans - Continued

Total loans, which the Company considered to be impaired at December 31, 2002 and 2001, were $4,823,000 and $1,642,000, respectively. All of these loans were on nonaccrual status and had related allowances of $723,450 and $246,300, respectively. Impaired loans consisted primarily of commercial loans as of December 31, 2002 and 2001. The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was approximately $3,232,500 and $1,013,500, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2002 and 2001. For the year ended December 31, 2002, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $425,000. In the year ended December 31, 2001, the amount was negligible.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.


Note 7 - Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31 are as follows:


                                                                       2002               2001              2000
                                                                 --------------     ---------------    ---------------
Balance at beginning of year..................................   $     2,995,362    $     2,210,603    $     1,849,290

Charge-offs...................................................          (816,701)          (543,800)          (591,410)
Recoveries....................................................            31,237             34,059             30,783
                                                                 ---------------    ---------------    ---------------
   Net charge-offs............................................          (785,464)          (509,741)          (560,627)

Provision for loan losses.....................................         1,028,000          1,294,500            921,940
                                                                 ---------------    ---------------    ---------------

Balance at end of year........................................   $     3,237,898    $     2,995,362    $     2,210,603
                                                                 ===============    ===============    ===============


Note 8 - Premises and Equipment

Premises and equipment were as follows:


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Land ...........................................................................    $     2,080,417    $       846,558
Buildings and improvements......................................................          4,757,454          4,050,520
Furniture and equipment.........................................................          3,498,374          2,765,158
Computer equipment and software.................................................          1,188,018          1,371,283
Automobiles.....................................................................            140,982            174,935
Construction in progress........................................................             43,713             40,000
                                                                                    ---------------    ---------------
                                                                                         11,708,958          9,248,454
Allowance for depreciation......................................................         (2,937,606)        (2,403,024)
                                                                                    ---------------    ---------------

                                                                                    $     8,771,352    $     6,845,430
                                                                                    ===============    ===============

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2002, 2001 and 2000, was $679,960, $640,220 and $472,609, respectively.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 9 - Intangibles

Acquired goodwill and other intangible assets as of December 31, 2002 and 2001, are detailed as follows:

                                                                                       2002
                                                                ---------------------------------------------------
                                                                      Gross                               Net
                                                                    Carrying        Accumulated        Carrying
                                                                     Amount        Amortization         Amount
                                                                ----------------  ---------------  ----------------
Identifiable amortizing assets...............................   $        165,000  $        75,627  $         89,373
Nonamortizing goodwill.......................................          2,335,858          343,967         1,991,891
                                                                ----------------  ---------------  ----------------

Total acquired intangible assets.............................   $      2,500,858  $       419,594  $      2,081,264
                                                                ================  ===============  ================


                                                                                       2001
                                                                ---------------------------------------------------
                                                                      Gross                               Net
                                                                    Carrying        Accumulated        Carrying
                                                                     Amount        Amortization         Amount
                                                                ----------------  ---------------  ----------------
Nonamortizing goodwill.......................................   $      2,335,858  $       343,967  $      1,991,891
                                                                ----------------  ---------------  ----------------

Total acquired intangible assets.............................   $      2,335,858  $       343,967  $      1,991,891
                                                                ================  ===============  ================

Aggregate amortization expense for the year ended December 31, 2002, was $75,627. Aggregate annual amortization expense estimated for the years ending December 31, 2003 and 2004 is $82,500 and $6,893, respectively.

The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.


                                                                              Year Ended December 31
                                                                ---------------------------------------------------
                                                                      2002             2001              2000
                                                                ----------------  ---------------  ----------------

Reported Net income..........................................   $      2,668,008  $     2,538,098  $      1,629,431
Add back Goodwill amortization, net of tax...................                 --          117,747           117,747
                                                                ----------------  ---------------  ----------------

Adjusted net income..........................................   $      2,668,008  $     2,655,845  $      1,747,178
                                                                ================  ===============  ================

Basic earnings per share:
     Reported net income.....................................   $           0.90  $          0.89  $           0.59
     Goodwill amortization...................................               0.00             0.03              0.04
                                                                ----------------  ---------------  ----------------

     Adjusted net income.....................................   $           0.90  $          0.92  $           0.63
                                                                ================  ===============  ================

Diluted earnings per share:
     Reported net income.....................................   $           0.84  $          0.82  $           0.55
     Goodwill amortization...................................               0.00             0.02              0.04
                                                                ----------------  ---------------  ----------------

     Adjusted net income.....................................   $           0.84  $          0.84  $           0.59
                                                                ================  ===============  ================

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 10 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2002 and 2001 were $60,533,038 and $48,189,453, respectively. Time deposits of less than $100,000 totaled $110,095,352 and $115,393,198 at December 31, 2002 and 2001,
respectively. Demand deposits reclassified as loan balances as of December 31, 2002 and 2001 amounted to $60,286 and $71,809, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2002, are as follows:


                                                                                                            Time
                                                                                                        Certificates
                                                                                                         of Deposit
                                                                                                       ---------------
           Years ending December 31,
                      2003.........................................................................    $   134,385,461
                      2004.........................................................................         26,316,011
                      2005.........................................................................          6,078,132
                      2006.........................................................................          3,360,923
                      2007.........................................................................            487,863
                                                                                                       ---------------
                                                                                                       $   170,628,390
                                                                                                       ===============

Note 11 - Short-term Borrowings

Short-term borrowings at December 31, 2002 and 2001 consist of the following:


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Federal funds purchased.........................................................    $            --    $     1,932,000
Securities sold under agreements to repurchase..................................          5,928,624          1,732,699
                                                                                    ---------------    ---------------

                                                                                    $     5,928,624    $     3,664,699
                                                                                    ===============    ===============

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                          2002              2001
                                                                                    ---------------    ---------------

Average balance during the year.................................................    $     4,061,294    $     1,930,051
Average interest rate during the year...........................................               1.60%              3.20%
Maximum month-end balance during the year.......................................    $     5,928,624    $     3,144,208


U.S. Agency, municipal and mortgage-backed securities underlying the agreements at year end:

Carrying value..................................................................    $     6,106,585    $     2,466,745
Estimated fair value............................................................          6,106,585          2,466,745

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

Note 12 - Long-term Debt

At December 31, 2002 and 2001, the Company had notes payable totaling $34,735,714 and $29,653,571, respectively.

Long-term debt consists of the following at December 31:


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Notes  payable  on line of credit at FHLB,  with
   varying maturities; from  April 2002  through
   October 2008, interest rate varies from 1.96%
   to 7.32%, secured by residential mortgages...................................    $    30,135,714    $    25,053,571

Note  payable to another  financial institution,
   interest at prime less 0.25%;  interest  paid
   quarterly with principal payments of $657,000
   to be made  annually,  secured by 100% of the
   outstanding  shares  of Appalachian Community
   Bank.........................................................................          4,600,000          4,600,000
                                                                                    ---------------    ---------------

                                                                                    $    34,735,714    $    29,653,571
                                                                                    ===============    ===============

Maturities of long-term debt following December 31, 2002, are as follows:

           Years ending December 31,
                      2003.........................................................................    $    17,099,857
                      2004.........................................................................          2,899,857
                      2005.........................................................................          4,857,000
                      2006.........................................................................          1,857,000
                      2007.........................................................................          1,357,000
                      Thereafter...................................................................          6,665,000
                                                                                                       ---------------
                                                                                                       $    34,735,714
                                                                                                       ===============


Note 13 - Shareholders' Equity

At December 31, 2002 and 2001 Shareholders' Equity of the Company consisted of the following:

Common Stock: At December 31, 2002, 20,000,000 shares authorized, 3,327,160 shares issued and 3,126,607 outstanding with a par value of $0.01 per share. Voting rights equal to one vote per share. At December 31, 2001 20,000,000 shares authorized, 3,134,670 shares issued and 2,881,670 outstanding with a par value of $0.01 per share.

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 13 - Shareholders' Equity - Continued

Treasury Stock: Represents 200,553 and 253,000 shares of common stock at December 31, 2002 and 2001, at cost.

In 2002, the Company issued 11,690 shares of stock to its 401(k) Plan for $163,660. Of this amount, $117 was allocated to common stock and $163,543 to paid-in-capital. The Company also sold 52,447 shares of its treasury stock for $786,705 allocated as such; $467,504 to treasury stock and $319,201 to paid-in-capital. In addition, 180,800 options were exercised for an amount equaling $1,021,498, including tax benefit, of which $1,808 was allocated to common stock and $1,019,690 to paid-in capital.

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

The Company is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 2002 and 2001 are disclosed in Note 19 following.

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

As of December 31, 2002, the Bank could declare dividends of approximately $1,614,000 without regulatory consent, subject to the Bank's compliance with regulatory capital restrictions. It is anticipated that any such dividends will be used for the payment of long-term debt service.


              [The remainder of this page intentionally left blank]

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 14 - Other Operating Expenses

Other operating expenses consist of the following:

                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------

Professional fees.............................................   $        675,728   $       469,267    $       426,710
Advertising...................................................            566,684           440,651            418,125
Director and committee fees...................................            405,305           411,804            379,542
Stationery and supplies.......................................            307,937           264,271            262,175
Postage.......................................................            163,746           126,668            132,150
Taxes and licenses............................................            157,459           132,472             50,080
Insurance.....................................................            118,670           144,286            123,827
Education.....................................................             95,107            37,386             24,760
Data processing...............................................             83,572           395,270            218,669
Correspondent bank charges....................................             77,829            84,294             58,592
Amortization..................................................             75,624           117,747            117,747
Checking account expense......................................             60,286            56,805             66,769
Dues and subscriptions........................................             45,594            39,546             29,374
Other.........................................................            575,328           397,931            474,031
                                                                 ----------------   ---------------    ---------------

   Total other operating expenses.............................   $      3,408,869   $     3,118,398    $     2,782,551
                                                                 ================   ===============    ===============


Note 15 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2002 and 2001 included in other assets and other liabilities were as follows:


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Current
   Federal......................................................................    $       328,516    $       106,753
   State........................................................................            (34,120)          (103,660)

The components of the net deferred income tax asset included in other assets are as follows:

                                                                                          2002              2001
                                                                                    ---------------    ---------------
Deferred tax asset:
   Federal......................................................................    $       895,595    $       770,925
   State........................................................................             79,347             68,317
                                                                                    ---------------    ---------------
     Total deferred income tax asset............................................            974,942            839,242
                                                                                    ---------------    ---------------
Deferred tax liability:
   Federal......................................................................           (476,096)          (213,572)
   State........................................................................            (43,175)           (19,003)
                                                                                    ---------------    ---------------
     Total deferred income tax liability........................................           (519,271)          (232,575)
                                                                                    ---------------    ---------------
Net deferred tax asset..........................................................    $       455,671    $       606,667
                                                                                    ===============    ===============

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 15 - Income Taxes - Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Net unrealized gains on securities available-for-sale...........................    $      (231,329)   $       (31,333)
Depreciation....................................................................           (287,942)          (201,242)
Allowance for loan losses.......................................................            913,888            782,956
Deferred compensation...........................................................             60,578             55,098
Other...........................................................................                476              1,188
                                                                                    ---------------    ---------------
                                                                                    $       455,671    $       606,667
                                                                                    ===============    ===============

The components of income tax expense (benefit) for the years 2002, 2001 and 2000 are as follows:


                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------
Current
   Federal....................................................   $        960,471   $     1,038,142    $       741,910
   State......................................................             94,469           106,171             19,525
Deferred
   Federal....................................................            (45,000)         (179,725)            97,137
   State......................................................             (4,000)           (2,000)            13,206
                                                                 ----------------   ---------------    ---------------

                                                                 $      1,005,940   $       962,588    $       871,778
                                                                 ================   ===============    ===============

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 2002, 2001 and 2000 of approximately $97,079, $49,972 and $(3,663), respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2002, 2001 and 2000.

                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------
Statutory federal income tax rate.............................               34.0%             34.0%              34.0%

Effect on rate of:
   Tax-exempt securities......................................               (7.3)             (5.2)              (5.8)
   Tax-exempt loans...........................................               (1.0)             (1.1)              (0.8)
   Interest expense disallowance..............................                0.9               0.6                1.1
   State income tax, net of federal tax.......................                1.6               1.9                1.0
   Other......................................................               (0.8)             (2.7)               5.4
                                                                 ----------------   ---------------    ---------------
Effective income tax rate.....................................               27.4%             27.5%              34.9%
                                                                 ================   ===============    ===============

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 16 - Commitments and Contingencies

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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2002 and 2001, the Company has issued standby letters of credit of approximately $1,320,000 and $1,311,000.

Loan Commitments: As of December 31, 2002 and 2001, the Company had commitments outstanding to extend credit totaling approximately $35,890,000 and $34,084,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.


Note 17 - Concentrations of Credit

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 6. The commitments to extend credit relate primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $11,490,407 at December 31, 2002. There were no uninsured balances at 2001.


Note 18 - Stock Option Plans

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

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 18 - Stock Option Plans - Continued

The following sets forth certain information regarding stock options for the years ended December 31, 2002, 2001, and 2000. Stock option shares and prices have been adjusted to reflect the effects of the 2-for-1 stock split in 2000.

Fixed Options


                                                    2002                       2001                      2000
                                           ----------------------    ------------------------  -----------------------
                                                         Weighted                  Weighted                  Weighted
                                                          Average                   Average                   Average
                                                         Exercise                  Exercise                  Exercise
                                             Shares       Price        Shares       Price        Shares       Price
                                           ----------  ----------    -----------  -----------  ----------   ----------
Outstanding at beginning of year........      638,900  $     5.18       599,400   $      4.52     587,600   $     4.29
Granted.................................           --          --        50,000         14.00      13,000        15.00
Exercised...............................     (180,800)       4.01        (3,900)         4.21      (1,200)        6.00
Forfeited...............................           --          --        (6,600)        12.82          --           --
                                           ----------                -----------               ----------

Outstanding at end of year..............      458,100        5.64       638,900          5.18     599,400         4.52
                                           ==========                ===========               ==========

Exercisable at end of year..............      379,700        4.61       417,700          4.20     306,000         4.22
                                           ==========                ===========               ==========

Weighted average fair value
   of options granted...................   $       --                $     4.18                $     5.02
                                           ==========                ===========               ==========

Information pertaining to options outstanding at December 31, 2002, is as follows:


                                                                   Outstanding        Expiration          Options
                                                                      Number              Date           Exercisable
                                                                 ----------------   ---------------    ---------------
Options with an Exercise Price of $4.00.......................            318,500           6/01/07            318,500
Options with an Exercise Price of $6.00.......................             81,600           6/22/09             48,000
Options with an Exercise Price of $15.00......................              8,000           6/30/10              3,200
Options with an Exercise Price of $14.00......................             50,000           7/10/11             10,000

The Company's  options  outstanding have a weighted average  contractual life of
5.28 years.

If the Company had elected to recognize compensation cost for options granted in 2002, 2001 and 2000, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:


                                                                                Years Ended December 31,
                                                                 -----------------------------------------------------
                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------
Net Income
   As reported................................................   $      2,668,008   $     2,538,098    $     1,629,431
   Pro forma..................................................          2,561,641         2,415,583          1,483,296

Basic Earnings Per Share
   As reported................................................   $           0.90   $          0.89    $          0.59
   Pro forma..................................................               0.86              0.84               0.54

Diluted Earnings Per Share
   As reported................................................   $           0.84   $          0.82    $          0.55
   Pro forma..................................................               0.80              0.78               0.50

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 18 - Stock Option Plans - Continued

All options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be greater than that used to calculate basic earnings per share for 2002 by 209,302, 221,593 greater than that used to calculate basic earnings per share for 2001 and 213,671 greater than that used to calculate basic earnings per share for 2000. The dilutive effects on earnings per share for the years ended December 31, 2002, 2001 and 2000 were $0.06, $0.07, and $0.04, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                       2002               2001              2000
                                                                 ----------------   ---------------    ---------------
Expected dividend yield.......................................                --              1.90%              1.90%
Expected stock price volatility...............................                --              24.20              25.70
Risk-free interest rate.......................................                --               4.95               6.00
Expected life of options......................................                --         7.50 years         7.50 years

The effects of applying SFAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.


Note 19 - Regulatory Matters

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and its subsidiary bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the applicable regulatory agencies categorized Appalachian Community Bank, the subsidiary bank, as adequately capitalized under the regulatory framework for prompt corrective action. To become well capitalized the Company and its subsidiary bank must maintain minimum Total Capital, Tier I Capital and Tier I Leverage ratios as set forth in the table below. There have been conditions and/or events since the most recent notification that management believes has changed the Bank's prompt corrective action categories.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 19 - Regulatory Matters - Continued

The Company's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                           To Be Well Capitalized
                                                                                                 Under Prompt
                                                                       For Capital             Corrective Action
                                               Actual               Adequacy Purposes             Provisions
                                       -----------------------  ------------------------  -------------------------
                                          Amount        Ratio       Amount        Ratio       Amount        Ratio
                                       ------------  ---------  -------------   --------  --------------  ---------
                                                                     (in Thousands)
As of December 31, 2002:

Total Capital
   Consolidated                        $     26,327      8.59%   $     24,512      8.00%  $       30,641     10.00%
   Appalachian Community Bank                30,537     10.00          24,425      8.00           30,532     10.00
Tier 1 Capital
   Consolidated                              23,089      7.54          12,256      4.00           18,384      6.00
   Appalachian Community Bank                27,299      8.94          12,213      4.00           18,319      6.00
Tier 1 Leverage
   Consolidated                              23,089      6.07          15,225      4.00           19,032      5.00
   Appalachian Community Bank                27,299      7.17          15,225      4.00           19,032      5.00

As of December 31, 2001:

Total Capital
   Consolidated                        $     21,533     8.32%    $     20,700      8.00%  $       25,875     10.00%
   Appalachian Community Bank                26,120    10.09           20,718      8.00           25,897     10.00
Tier 1 Capital
   Consolidated                              18,538    7.16            10,350      4.00           15,525      6.00
   Appalachian Community Bank                23,125    8.93            10,359      4.00           15,538      6.00
Tier 1 Leverage
   Consolidated                              18,538    5.87            12,642      4.00           15,802      5.00
   Appalachian Community Bank                23,125    7.32            12,642      4.00           15,802      5.00


Note 20 - Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company's contribution to the plan is determined by the board of directors. The Company made discretionary cash contributions to the plan of approximately $215,353 in 2002, $223,678 in 2001 and $219,940 in 2000.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 21 - Leases

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2002, 2001 and 2000, rental expense for operating leases was approximately $68,412, $50,600 and $29,000, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 2002, are as follows:


         Years Ending December 31,
                    2003...........................................................................    $        43,754
                    2004...........................................................................             34,381
                    2005...........................................................................             35,020
                    2006...........................................................................             33,373
                    2007...........................................................................             33,938
                    Thereafter.....................................................................            837,869
                                                                                                       ---------------

                    Total minimum lease payments...................................................    $     1,018,335
                                                                                                       ===============


Note 22 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2002 and 2001. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:


                                                                                          2002              2001
                                                                                    ---------------    ---------------
Balance at Beginning of Year....................................................    $     8,431,432    $     6,646,716
New loans.......................................................................          2,373,027          2,037,909
Repayments......................................................................         (2,330,592)          (253,193)
Participated sold...............................................................           (572,269)                --
Change in related parties.......................................................           (111,546)                --
                                                                                    ---------------    ---------------

Balance at End of Year..........................................................    $     7,790,052    $     8,431,432
                                                                                    ===============    ===============

Deposits: Deposits held from related parties were $1,344,094 and $1,589,713 at December 31, 2002 and 2001, respectively.

Lease: The Bank leases a facility from a partnership which includes directors of the Company. The lease commenced in May 2001 and has an initial term of 24 months. Annual lease expense is set at $30,000. The Bank has an option to renew at the end of the term for an additional 24 months at annual lease expense of $33,000.


Note 23 - Litigation

While the Company and its subsidiaries are party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 24 - Fair Value of Financial Instruments

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

              [The remainder of this page intentionally left blank]

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 24 - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of December 31 are as follows:


                                                                   2002                              2001
                                                     ------------------------------     ------------------------------
                                                        Carrying           Fair            Carrying           Fair
                                                         Amount            Value            Amount            Value
                                                     ------------      ------------     ------------      ------------
                                                               (in thousands)                   (in thousands)

Financial assets
Cash and short-term investments..................    $     30,857      $     30,857     $      7,558      $      7,558
Securities.......................................          40,375            40,375           49,394            49,394
Loans............................................         298,063           299,334          250,569           250,556
Accrued interest receivable......................           2,241             2,241            2,499             2,499
                                                     ------------      ------------     ------------      ------------
   Total Financial Assets........................    $    371,536      $    372,807     $    310,020      $    310,007
                                                     ============      ============     ============      ============

Financial Liabilities
Deposits.........................................    $    316,283      $    319,075     $    264,028      $    267,934
Short-term borrowings............................           5,929             5,929            3,665             3,665
Accrued interest payable.........................             976               976            1,267             1,267
Long-term debt...................................          34,736            36,782           29,654            29,985
                                                     ------------      ------------     ------------      ------------
   Total Financial Liabilities...................    $    357,924      $    362,762     $    298,614      $    302,851
                                                     ============      ============     ============      ============

Unrecognized financial instruments
Commitments to extend credit.....................    $     35,890      $     35,890     $     34,084      $     34,084
Standby letters of credit........................           1,320             1,320            1,311             1,311
                                                     ------------      ------------     ------------      ------------
   Total Unrecognized Financial
     Instruments.................................    $     37,210      $     37,210     $     35,395      $     35,395
                                                     ============      ============     ============      ============

              [The remainder of this page intentionally left blank]

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 25 - Condensed Parent Information

Statements of Financial Condition

                                                                                              December 31,
                                                                                    ----------------------------------
                                                                                          2002              2001
                                                                                    ---------------    ---------------
Assets
   Cash and due from banks......................................................    $         5,343    $       196,123
   Investment in Subsidiaries (equity method) eliminated upon consolidation.....         29,828,837         25,177,931
   Other assets.................................................................            385,109             65,677
                                                                                    ---------------    ---------------

     Total Assets...............................................................    $    30,219,289    $    25,439,731
                                                                                    ===============    ===============

Liabilities and Shareholders' Equity
   Note payable.................................................................    $     4,600,000    $     4,600,000
   Other liabilities............................................................                 --            248,541
                                                                                    ---------------    ---------------
     Total Liabilities..........................................................          4,600,000          4,848,541

     Total Shareholders' Equity.................................................         25,619,289         20,591,190
                                                                                    ---------------    ---------------

     Total Liabilities and Shareholders' Equity.................................    $    30,219,289    $    25,439,731
                                                                                    ===============    ===============

Statements of Income

                                                                                Years ended December 31,
                                                                 ----------------------------------------------------
                                                                       2002               2001              2000
                                                                 ----------------   --------------     --------------
Income
   Interest...................................................   $             --   $           --     $        4,496
   Dividends from subsidiaries - eliminated upon consolidation                 --          250,000            700,000
                                                                 ----------------   --------------     --------------
                                                                               --          250,000            704,496

Expenses
   Interest...................................................            205,218          319,067            397,866
   Other expenses.............................................            496,725          490,156            417,772
                                                                 ----------------   --------------     --------------
                                                                          701,943          809,223            815,638
                                                                 ----------------   --------------     --------------

Loss before income taxes and equity in undistributed
   earnings of subsidiaries...................................           (701,943)        (559,223)          (111,142)
Income tax benefits...........................................            257,277          307,196            244,364
                                                                 ----------------   --------------     --------------

Earnings (loss) before equity in undistributed earnings
   of subsidiaries............................................           (444,666)        (252,027)           133,222

Equity in undistributed earnings of subsidiaries..............          3,112,674        2,790,125          1,496,209
                                                                 ----------------   --------------     --------------

     Net Income...............................................   $      2,668,008   $    2,538,098     $    1,629,431
                                                                 ================   ==============     ==============

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 25 - Condensed Parent Information - Continued

Statements of Cash Flow


                                                                                Years ended December 31,
                                                                 ----------------------------------------------------
                                                                       2002               2001              2000
                                                                 ----------------   --------------     --------------
Operating Activities
   Net Income.................................................   $      2,668,008   $    2,538,098     $    1,629,431
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiaries...........         (3,112,674)      (2,790,125)        (1,496,209)
     Deferred tax expense (benefit)...........................                 --               --             76,618
     Increase (decrease) in accrued interest payable..........                 --         (108,739)           108,739
     Other....................................................           (272,079)         224,262            179,993
                                                                 ----------------   --------------     --------------
       Net Cash Provided By (Used In) Operating Activities....           (716,745)        (136,504)           498,572
                                                                 ----------------   --------------     --------------

Investing Activities
   Capital injection in subsidiaries..........................         (1,150,000)              --         (4,400,000)
                                                                 ----------------   --------------     --------------
       Net Cash Used In Investing Activities..................         (1,150,000)              --         (4,400,000)
                                                                 ----------------   --------------     --------------

Financing Activities
   Proceeds from issuance of long-term debt...................                 --               --          4,600,000
   Repayment of long-term debt................................                 --               --         (3,600,000)
   Proceeds from issuance of common stock.....................            889,260          319,689          4,662,185
   Purchases of treasury stock................................                 --               --         (1,827,205)
   Proceeds from issuance of treasury stock...................            786,705               --                 --
                                                                 ----------------   --------------     --------------
       Net Cash Provided By Financing Activities..............          1,675,965          319,689          3,834,980
                                                                 ----------------   --------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents..........           (190,780)         183,185            (66,448)

Cash and Cash Equivalents at Beginning of Year................            196,123           12,938             79,386
                                                                 ----------------   --------------     --------------

Cash and Cash Equivalents at End of Year......................   $          5,343   $      196,123     $       12,938
                                                                 ================   ==============     ==============



Cash paid during the year for:
   Interest...................................................   $        205,218   $      427,806     $      289,127

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


Note 26 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:


                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                         (In Thousands Except Per Share Data)
2002:
Total interest income..............   $       5,455  $       5,614   $       5,883  $       5,962  $         22,914
Total interest expense.............           2,890          2,825           2,827          2,883            11,425
Provision for loan losses..........             146            216             306            360             1,028
Net interest income after
   provision for loan losses.......           2,419          2,573           2,750          2,719            10,461
Securities gains (losses)..........              20              7               1            258               286
Total noninterest income...........             602            721             881            425             2,629
Total noninterest expense..........           2,095          2,594           2,605          2,408             9,702
Income tax expense.................             295            245             351            115             1,006
Net income.........................             651            462             676            879             2,668

Per Common Share:
   Basic earnings..................            0.22           0.16            0.23           0.29             0.90
   Diluted earnings................            0.20           0.14            0.21           0.29             0.84

2001:
Total interest income..............   $       6,178  $       6,128   $       6,258  $       6,199  $         24,763
Total interest expense.............           3,648          3,386           3,389          3,252            13,675
Provision for loan losses..........             366            126             326            476             1,294
Net interest income after
   provision for loan losses.......           2,164          2,616           2,543          2,471             9,794
Securities gains (losses)..........              94             24             (19)            48               147
Total noninterest income...........             440            270             231            450             1,391
Total noninterest expense..........           1,832          1,859           1,940          2,200             7,831
Income tax expense.................             262            292             271            138               963
Net income.........................             604            759             544            631             2,538

Per Common Share:
   Basic earnings..................            0.21           0.27            0.19           0.22             0.89
   Diluted earnings................            0.19           0.24            0.18           0.21             0.82

2000:
Total interest income..............   $       4,742  $       5,266   $       6,087  $       5,875            21,970
Total interest expense.............           2,835          3,214           3,689          3,587            13,325
Provision for loan losses..........             300            350             160            112               922
Net interest income after
   provision for loan losses.......           1,607          1,702           2,238          2,176             7,723
Securities gains (losses)..........              (7)            --               1             (5)              (11)
Total noninterest income...........             245            245             368            312             1,170
Total noninterest expense..........           1,386          1,519           1,805          1,671             6,381
Income tax expense.................             148             45             218            461               872
Net income.........................             311            383             584            351             1,629

Per Common Share:
   Basic earnings..................            0.12           0.14            0.21           0.12             0.59
   Diluted earnings................            0.11           0.13            0.19           0.12             0.55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the heading "Election of Directors" and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2003 Proxy Statement"), relating to the annual meeting of shareholders of the Company, scheduled to be held on May 20, 2003, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Relationships and Transactions" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

     (b)  Changes in internal controls.

          Subsequent to the date of the chief executive officer's and the chief financial officer's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements.

     The following consolidated financial statements are located in ITEM 8 of this Report:

     Independent Auditors' Report

     Consolidated Statements of Financial Conditionas of December 31, 2002 and 2001

     Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     Quarterly Results (Unaudited)

     2.   Financial Statement Schedules.

     Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

     3.   Exhibits.

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

10.1 1997 Directors'  Non-Qualified  Stock Option Plan (included as Exhibit 10.1 to the  Company's  Annual  Report on Form 10-K for the  fiscal  year  ended
     December  31,  1996  (File  No.  000-21383)  and  incorporated   herein  by
     reference).*

10.2 1997 Employee Incentive Stock Incentive Plan (included as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December
     31, 1996 (File No. 000-21383) and incorporated herein by reference).*

10.3 Adoption Agreement for the Appalachian Bancshares,  Inc. Employees' Savings
     & Profit  Sharing  Plan (the  "Plan")  (filed as Exhibit 10.1 to the Plan's
     Annual  Report on Form 11-K for the fiscal  year ended  December  31,  2001
     (File No. 001-15571) and incorporated herein by reference).

10.4 Pentegra Services, Inc. Employees' Savings & Profit Sharing Plan Basic Plan
     Document,  and the  following  related  documents:  Trust  Agreement by and between  Appalachian  Bancshares,  Inc.  and the Bank of New York;  Custody
     Agreement  by and  between  Tracy R.  Newton,  Kent W.  Sanford  and Joseph
     Hensley,  as  Trustee  on  behalf  of  the  Appalachian  Bancshares,   Inc.
     Employees'  Savings & Profit  Sharing Plan,  and the Bank of New York (with
     Letter  Notification  to the Bank of New York  providing an updated list of members of the Administrative  Committee); and the Internal Revenue Service
     Favorable  Approval  Letter  of  the  Pentegra  Services,   Inc.  Prototype
     Non-Standardized  Profit Sharing Plan. (filed as Exhibit 10.2 to the Plan's
     Annual  Report on Form 11-K for the fiscal  year ended  December  31,  2001
     (File No. 001-15571) and incorporated herin by reference).


10.5 Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30,
     1997 (File No. 000-21383) and incorporated herein by reference).

10.6 Loan and Stock  Pledge  Agreement,  dated as of April 3, 2002,  between the
     Company and Crescent Bank and Trust  Company  (filed as Exhibit 10.1 to the
     Company's  Quarterly  Report on Form 10-QSB for the period ended  September
     30, 2002 (File No. 001-15571) and incorporated herein by reference).

10.7 Promissory  Note,  dated  April 3, 2002,  issued by the Company to Crescent
     Bank and Trust Company  (filed as Exhibit 10.2 to the  Company's  Quarterly
     Report on Form  10-QSB for the period  ended  September  30, 2002 (File No.
     001-15571) and incorporated herein by reference).

10.8 Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002 (filed as Exhibit
     10.3 to the Company's  Quarterly Report on Form 10-QSB for the period ended
     September 30, 2002 (File No. 001-15571) and incorporated herein by reference).

11   Statement re: Computation of Per Share Earnings                                              73

12   Statement re: Computation of Ratios                                                          73

21   Subsidiaries of the Registrant                                                               74

23   Consent of Schauer, Taylor, Cox, Vise, Morgan & Fowler, P.C.                                 75

24   Power of Attorney                                                                            76

99.1 Chief  Executive  Officer  and  Chief  Financial  Officer  -  Certification
     pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section 906 of
     the Sarbanes-Oxley Act of 2002                                                               77

*    The referenced exhibit is a compensatory contract, plan or arrangement.

(b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.


                                                    APPALACHIAN BANCSHARES, INC.


                                       By:      /s/ Tracy R. Newton
                                          --------------------------------------
                                          Tracy R. Newton
                                          President and Chief  Executive Officer

                                       By:      /s/ Alan R. May
                                          --------------------------------------
                                          Alan R. May
                                          Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Tracy R. Newton                                                          Date: March 28, 2003
--------------------------------------------
Tracy R. Newton, President, Chief
Executive Officer and Director

   /s/ Alan S. Dover                                                            Date: March 28, 2003
--------------------------------------------
Alan S. Dover, Director

   /s/ Charles A. Edmondson                                                     Date: March 28, 2003
--------------------------------------------
Charles A. Edmondson, Director

   /s/ Roger E. Futch                                                           Date: March 28, 2003
--------------------------------------------
Roger E. Futch, Director

   /s/ Joseph C. Hensley                                                        Date: March 28, 2003
--------------------------------------------
Joseph C. Hensley, Director

   /s/ Frank E. Jones                                                           Date: March 28, 2003
--------------------------------------------
Frank E. Jones, Director

   /s/ J. Ronald Knight                                                         Date: March 28, 2003
--------------------------------------------
J. Ronald Knight, Director

   /s/ P. Joe Sisson                                                            Date: March 28, 2003
--------------------------------------------
P. Joe Sisson, Director

   /s/ Kenneth D. Warren                                                        Date: March 28, 2003
--------------------------------------------
Kenneth D. Warren, Director

CERTIFICATIONS

I, Tracy R. Newton, certify that:

1. I have reviewed this annual report on Form 10-K of Appalachian Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Tracy R. Newton
-------------------------------
Tracy R. Newton
Chief Executive Officer

                                 CERTIFICATIONS

I, Alan R. May, certify that:

1. I have reviewed this annual report on Form 10-K of Appalachian Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Alan R. May
-------------------------------
Alan R. May
Chief Financial Officer

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                          Appalachian Bancshares, Inc.
                   Computation of Net Income Per Common Share

     The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000.


                                                                        2002               2001             2000
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $      2,668,008   $     2,538,098    $     1,629,431
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $      2,668,008   $     2,538,098    $     1,629,431
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           2,979,806         2,859,693          2,755,255
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $          0.90    $          0.89    $          0.59
                                                                 ===============    ===============    ===============

Diluted Earnings Per Share:
   Net income................................................    $      2,668,008   $     2,538,098    $     1,629,431
                                                                 ================   ===============    ===============

   Weighted average common shares
     outstanding.............................................           2,979,806         2,859,693          2,755,255

   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year.................             209,302           221,593            213,671
                                                                 ----------------   ---------------    ---------------

   Weighted average common shares outstanding -
     diluted.................................................           3,189,108         3,081,276          2,968,926
                                                                 ================   ===============    ===============

   Diluted earnings per common share.........................    $          0.84    $          0.82    $          0.55
                                                                 ===============    ===============    ===============


Exhibit 12 - Statements Re: Computation of Ratios

                          Appalachian Bancshares, Inc.
                Computation of Ratio of Earnings to Fixed Charges

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2002             2001              2000
                                                                  --------------    -------------    --------------
                                                                               (Dollars in thousands)

Pretax income.................................................    $        3,674    $       3,501    $        2,501
Add fixed charges:
   Interest on deposits.......................................             9,353           11,295            10,919
   Interest on borrowings.....................................             2,073            2,380             2,406
   Portion of rental expense representing interest expense....                23               17                10
                                                                  --------------    -------------    --------------
     Total fixed charges......................................            11,449           13,692            13,335
                                                                  --------------    -------------    --------------

Income before fixed charges...................................    $       15,123    $      17,193    $       15,836
                                                                  ==============    =============    ==============

Pretax income.................................................    $        3,674    $       3,501    $        2,501
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................             2,073            2,380             2,406
   Portion of rental expense representing interest expense....                23               17                10
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             2,096            2,397             2,416
                                                                  --------------    -------------    --------------

Income before fixed charges (excluding interest on
   deposits)..................................................    $        5,770    $       5,898    $        4,917
                                                                  ==============    =============    ==============

Ratio of Earnings to Fixed Charges
   Including interest on deposits.............................             1.32              1.26              1.29
   Excluding interest on deposits.............................             2.75              2.46              2.04

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


Subsidiaries - Direct/wholly-owned                                                        State of Incorporation
----------------------------------                                                      ---------------------------

Appalachian Community Bank                                                                        Georgia
     Also doing business under the registered trade name "Gilmer County Bank"


Subsidiaries - Indirect/wholly-owned by Appalachian Community Bank
------------------------------------------------------------------

Appalachian Information Management, Inc.                                                          Georgia


EXHIBIT 23 - CONSENT OF SCHAUER TAYLOR COX VISE MORGAN & FOWLER, P.C.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8.


                               /S/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.

                                   SCHAUER TAYLOR COX VISE MORGAN & FOWLER, P.C.

Birmingham, Alabama
March 28, 2003

Exhibit 24 - POWER OF ATTORNEY


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tracy R. Newton, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                Directors                                                                      Date
----------------------------------------                                        -----------------------------------

   /s/ Tracy R. Newton                                                          Date: March 28, 2003
--------------------------------------------
Tracy R. Newton, President, Chief
Executive Officer and Director
[Principal Executive Officer]

   /s/ Alan S. Dover                                                            Date: March 28, 2003
--------------------------------------------
Alan S. Dover, Director

   /s/ Charles A. Edmondson                                                     Date: March 28, 2003
--------------------------------------------
Charles A. Edmondson, Director

   /s/ Roger E. Futch                                                           Date: March 28, 2003
--------------------------------------------
Roger E. Futch, Director

   /s/ Joseph C. Hensley                                                        Date: March 28, 2003
--------------------------------------------
Joseph C. Hensley, Director

   /s/ Frank E. Jones                                                           Date: March 28, 2003
--------------------------------------------
Frank E. Jones, Director

   /s/ J. Ronald Knight                                                         Date: March 28, 2003
--------------------------------------------
J. Ronald Knight, Director

   /s/ P. Joe Sisson                                                            Date: March 28, 2003
--------------------------------------------
P. Joe Sisson, Director

   /s/ Kenneth D. Warren                                                        Date: March 28, 2003
--------------------------------------------
Kenneth D. Warren, Director


EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-K, for the year-ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, Chief Executive Officer of the Company, and Alan R, May, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                                By: /s/ Tracy R. Newton
                                                   -----------------------------
                                                   Tracy R. Newton
                                                   Chief Executive Officer

                                                By: /s/ Alan R. May
                                                   -----------------------------
                                                   Alan R. May
                                                   Chief Financial Officer

                                                   Date: March 28, 2003