Form 10-Q
period 2003-03-31
APPALACHIAN BANCSHARES INC
filed 2003-05-15
CIK 1019883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-21383
                          APPALACHIAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


       Georgia                                            58-2242407
 ----------------------                         -------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                            829 Industrial Boulevard
                             Ellijay, Georgia 30540
                     (Address of principal executive office)

                                 (706) 276-8000
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


                                    No Change
 ------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                 -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act - Rule 12b-2).

                              Yes         No   X
                                 -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value       Outstanding at May 5, 2003; 3,296,376 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


                                TABLE OF CONTENTS


                                                                                                         Page No.
Part I.  Financial Information

  Item 1.         Financial Statements (Unaudited)
         Consolidated Statements of Financial Condition at March 31, 2003
           and December 31, 2002.....................................................................             1

         Consolidated Statements of Income For the Three Months Ended March 31,
           2003 and 2002.............................................................................             2

         Consolidated Statements of Comprehensive Income For the Three Months
           Ended March 31, 2003 and 2002.............................................................             3

         Consolidated Statements of Cash Flows For the Three Months Ended
           March 31, 2003 and 2002...................................................................             4

         Notes to Consolidated Financial Statements..................................................             5

  Item 2 Management's Discussion and Analysis of Financial Condition and
           Results of Operation......................................................................            11

  Item 3 Quantitative and Qualitative Disclosures about Market Risk..................................            19

  Item 4 Controls and Procedures.....................................................................            22

Part II. Other Information

  Item 2 Changes in Securities and Use of Proceeds...................................................            23

  Item 6 Exhibits and Reports on Form 8-K............................................................            23

Signatures

Certification of Periodic Financial Reports

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                March 31, 2003 (Unaudited) and December 31, 2002


                                                                                     March 31,
                                                                                       2003          December 31,
                                                                                    (Unaudited)          2002
                                                                                  ---------------  ----------------
Assets
Cash and due from banks......................................................     $    14,159,292  $     14,701,857
Interest bearing deposits with other banks...................................           6,095,996         8,398,840
Federal funds sold...........................................................           9,295,000         7,756,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          29,550,288        30,856,697

Securities available-for-sale................................................          43,459,876        40,374,902

Loans........................................................................         303,509,719       298,063,055
Allowance for loan losses....................................................          (3,215,948)       (3,237,898)
                                                                                  ---------------  ----------------
       Net Loans.............................................................         300,293,771       294,825,157

Premises and equipment, net..................................................           8,778,459         8,771,352
Accrued interest.............................................................           2,124,638         2,240,920
Cash surrender value on life insurance.......................................           2,510,536         2,483,243
Intangibles, net.............................................................           2,060,641         2,081,264
Other assets.................................................................           2,658,244         2,390,550
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   391,436,453  $    384,024,085
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    20,380,170  $     21,897,058
     Interest-bearing........................................................         295,904,145       294,385,698
                                                                                  ---------------  ----------------
       Total Deposits........................................................         316,284,315       316,282,756

   Short-term borrowings.....................................................           8,211,269         5,928,624
   Accrued interest..........................................................             818,951           976,156
   Long-term debt............................................................          38,085,715        34,735,714
   Other liabilities.........................................................             531,463           481,546
                                                                                  ---------------  ----------------
       Total Liabilities.....................................................         363,931,713       358,404,796
                                                                                  ---------------  ----------------

Shareholders' Equity
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,362,360 shares issued at March 31, 2003,
     3,327,160 shares issued at December 31, 2002............................              33,624            33,272
   Paid-in capital...........................................................          17,077,120        16,428,767
   Retained earnings.........................................................          11,122,836        10,495,901
   Accumulated other comprehensive income: net unrealized
     holding gains on securities available-for-sale, net of
     deferred income tax.....................................................             315,736           449,050
   Treasury stock, at cost (117,150 and 200,553 shares at March 31,
     2003 and at December 31, 2002, respectively)............................          (1,044,576)       (1,787,701)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          27,504,740        25,619,289
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity............................     $   391,436,453  $    384,024,085
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Interest Income
   Interest and fees on loans................................................     $     5,117,698  $      4,783,523
   Interest on investment securities:
     Taxable securities......................................................             307,406           468,826
     Nontaxable securities...................................................             179,417           178,155
   Interest on deposit in other banks........................................              24,163               946
   Interest on federal funds sold............................................              16,144            23,958
                                                                                  ---------------  ----------------
       Total Interest Income.................................................           5,644,828         5,455,408

Interest Expense
   Interest on deposits......................................................           2,034,884         2,400,834
   Interest on federal funds purchased and securities sold under
     agreements to repurchase................................................              24,903            12,418
   Interest expense on long-term debt........................................             355,955           476,822
                                                                                  ---------------  ----------------
       Total Interest Expense................................................           2,415,742         2,890,074

Net Interest Income..........................................................           3,229,086         2,565,334
Provision for loan losses....................................................             360,000           146,000
                                                                                  ---------------  ----------------

Net Interest Income After Provision for Loan Losses..........................           2,869,086         2,419,334

Noninterest Income
   Customer service fees.....................................................             188,107           221,017
   Insurance commissions.....................................................              40,993            19,242
   Mortgage origination fees.................................................             290,299           212,071
   Other operating income....................................................             201,775           148,914
   Investment securities gains (losses)......................................             (16,978)           20,434
                                                                                  ---------------  ----------------
       Total Noninterest Income..............................................             704,196           621,678

Noninterest Expenses
   Salaries and employee benefits............................................           1,293,693         1,066,417
   Occupancy expense.........................................................             156,275           139,987
   Furniture and equipment expense...........................................             250,596           211,166
   Other operating expenses..................................................             990,083           677,613
                                                                                  ---------------  ----------------
       Total Noninterest Expenses............................................           2,690,647         2,095,183

Income before income taxes...................................................             882,635           945,829
Income tax expense...........................................................             256,000           295,000
                                                                                  ---------------  ----------------

Net Income...................................................................     $       626,635  $        650,829
                                                                                  ===============  ================

Earnings Per Common Share
   Basic.....................................................................     $          0.20  $          0.22
   Diluted...................................................................                0.19             0.20

Cash Dividends Declared
   Per Common Share..........................................................     $          0.00  $          0.00

Weighted Average Shares Outstanding
   Basic.....................................................................           3,168,149        2,929,292
   Diluted...................................................................           3,326,993        3,202,938


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Net Income...................................................................     $       626,635  $        650,829

Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during the period.............            (218,970)         (325,655)
     Reclassification adjustments for (gains) losses included in net income..              16,978           (20,434)
                                                                                  ---------------  ----------------
     Net unrealized gains (losses)...........................................            (201,992)         (346,089)
   Income tax expense related to items of other comprehensive income.........              68,678           117,670
                                                                                  ---------------  ----------------
Other comprehensive income (loss)............................................            (133,314)         (228,419)
                                                                                  ---------------  ----------------

Comprehensive Income.........................................................     $       493,321  $        422,410
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $       626,635  $        650,829
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             360,000           146,000
     Net depreciation and amortization.......................................             215,473           169,535
     Realized investment security losses (gains).............................              16,978           (20,434)
     Decrease in accrued interest receivable.................................             116,282           163,495
     Increase in cash surrender value of life insurance......................             (30,289)          (27,293)
     Decrease in accrued interest payable....................................            (157,205)         (202,438)
     Other, net..............................................................              (7,716)          135,190
                                                                                  ---------------  ----------------
       Net Cash Provided by Operating Activities.............................           1,140,158         1,014,884
                                                                                  ---------------  ----------------

Investing Activities
   Purchase of securities available-for-sale, net............................          (3,084,974)       (1,665,243)
   Net increase in loans to customers........................................          (6,456,957)      (11,439,458)
   Capital expenditures, net.................................................            (205,671)         (443,324)
   Proceeds from the disposition of foreclosed real estate...................             275,000                --
                                                                                  ---------------  ----------------
       Net Cash Used in Investing Activities.................................          (9,472,602)      (13,548,025)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................           4,074,469        11,240,636
   Net increase (decrease) in certificates of deposit........................          (4,072,910)        4,562,776
   Net  increase in short-term borrowings....................................           2,282,645           440,277
   Proceeds from issuance of common stock....................................             140,800           351,201
   Proceeds from long-term debt, net.........................................           3,350,001         1,366,667
   Proceeds from sale of treasury stock......................................           1,251,030                --
                                                                                  ---------------  ----------------
       Net Cash Provided by Financing Activities.............................           7,026,035        17,961,557
                                                                                  ---------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents.........................          (1,306,409)        5,428,416

Cash and Cash Equivalents at Beginning of Period.............................          30,856,697         7,558,258
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    29,550,288  $     12,986,674
                                                                                  ===============  ================


Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest................................................................     $     2,572,947  $      3,092,512
     Income taxes............................................................                  --           108,000

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank and Appalachian Information Management, Inc. ("AIM") (collectively the "Bank"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank to provide in-house data services to the Bank and to offer data processing services to other institutions; however, AIM's operations ceased on November 12, 2002. All significant inter-company transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The consolidated statement of financial condition at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements for Appalachian Bancshares, Inc. for the year ended December 31, 2002, and footnotes thereto, included in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.


Note B - Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note B - Critical Accounting Policies - Continued

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


Note C - Income Taxes

     The effective tax rates of approximately 29.0 percent and 31.2 percent for the three months ended March 31, 2003 and 2002, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


Note D - Investment Securities

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

     At March 31, 2003, the Company had net unrealized gains of $478,387 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $315,736, net of deferred tax benefit. There were no trading securities. The net decrease in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2002 to March 31, 2003, was $133,314.


Note E - Segment Information

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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

     Acquired goodwill and other intangible assets at March 31, 2003, are detailed as follows:

                                                                                As of March 31, 2003
                                                                  -------------------------------------------------
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount
                                                                  --------------   ---------------   --------------
Identifiable amortizing assets.................................   $      165,000   $        96,250   $       68,750
Nonamortizing goodwill.........................................        2,335,858           343,967        1,991,891
                                                                  --------------   ---------------   --------------

Total acquired intangible asset................................   $    2,500,858   $       440,217   $    2,060,641
                                                                  ==============   ===============   ==============

     Aggregate amortization expense for the three months ended March 31, 2003, was $20,623. Aggregate annual amortization expense estimated for the years ending December 31, 2003 and 2004 is $82,500 and $6,875, respectively.


Note H - Stock Options

     The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. No stock-based employee compensation cost is reflected in net income for these plans.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note H - Stock Options - Continued

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method, as prescribed by SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company has issued incentive stock options to certain key employees of which 168,500 are outstanding at March 31, 2003, at exercise prices ranging from $4.00 to $15.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options primarily to directors of the Company of which 259,400 are outstanding at March 31, 2003, at an exercise price of $4.00 to $6.00 (the fair market value on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.



              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note H - Stock Options - Continued

The Company's actual and pro forma information follows:


                                                                                        Three Months Ended
                                                                                    March 31,          March 31,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------  -----------------
Net Income
As Reported..................................................................   $        626,635  $         650,829

Deduct: Total stock-based  employee  compensation expense determined
  under fair value based method for all awards, net of tax...................             19,209             36,486
                                                                                ----------------  -----------------
Pro forma net income.........................................................   $        607,426  $         614,343
                                                                                ================  =================
Basic earnings per share:

As Reported..................................................................   $           0.20  $            0.22
                                                                                ================  =================
Pro forma....................................................................   $           0.19  $            0.21
                                                                                ================  =================
Diluted earnings per share:

As Reported..................................................................   $           0.19  $            0.20
                                                                                ================  =================
Pro forma....................................................................   $           0.18  $            0.19
                                                                                ================  =================


Note I - Recently Passed Legislation

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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note I - Recently Passed Legislation - Continued

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


Note J - Subsequent Events

     As previously disclosed in the Company's Form 8-K, filed with the Securities and Exchange Commission on May 14, 2003, the Board of Directors, on May 13, 2003, declared a 10% stock dividend (the "Stock Dividend") on each outstanding share of the Company's common stock, $.01 par value per share (the "Common Stock"). The Stock Dividend will be distributed on July 1, 2003 to shareholders of record as of the close of business on May 27, 2003. Further, in lieu of distributing fractional shares of the Common Stock, created as a result of the Stock Dividend, the Company will pay to shareholders of record the cash equivalent of such fractional shares, based on the fair market value of the Common Stock.


Note K - Commitments and Contingencies

     Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The following represents the Company's commitments to extend credit and standby letters of credit as of March 31, 2003 and December 31, 2002:

                                                                                           Period Ended
                                                                                    March 31,        December 31,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------  -----------------
Commitments to extend credit.................................................   $     41,064,000  $      35,890,000

Standby and commercial letters of credit.....................................          1,382,000          1,320,000
                                                                                ----------------  -----------------
Total commitments and contingencies..........................................   $     42,446,000  $      37,210,000
                                                                                ================  =================

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-Looking Statements

     Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer and Union Counties, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

     This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, appearing in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

     The Company's operations are conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company's financial condition and results of operations are discussed in detail below.

     In August 2002, management decided to discontinue operations of AIM, which operations ceased on November 12, 2002. Accordingly, the Bank entered into a data processing agreement with Fiserv Solutions, Inc., whereby the Bank outsourced those data services previously provided in-house by AIM. AIM has ceased offering data processing services to other institutions. Management anticipates that the discontinuance of AIM's operations will not have a material effect on the Company's operations or financial condition.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003

FINANCIAL CONDITION

March 31, 2003 compared to December 31, 2002

Loans

     Loans comprised the largest single category of the Company's earning assets at March 31, 2003. Loans, net of unearned income and allowance for loan losses, were 76.7% of total assets at March 31, 2003. Total net loans were $300,293,771 at March 31, 2003, representing a 1.85% increase from $294,825,157 at December 31, 2002. Loan demand in the local markets has increased due to the current interest rate environment.

Investment Securities and Other Earning Assets

     Investment securities at March 31, 2003, were $43,459,876 compared with $40,374,902 at December 31, 2002, reflecting a 7.64% increase of $3,084,974.
Federal funds sold were $9,295,000 at March 31, 2003, compared to the December 31, 2002 total of $7,756,000, a 19.8% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained as a tool in managing the daily cash needs of the Bank.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 0.53% at December 31, 2002 to 0.81 at March 31, 2003. Total non-performing assets at March 31, 2003, were $3.960 million, which consisted of $181 thousand in consumer loans, $209 thousand in commercial and industrial loans, $2.193 million in loans secured by real estate and $1.377 thousand of foreclosed real estate. Nonperforming assets at December 31, 2002, were $6.143 million. The ratio of total nonperforming assets to total assets decreased from 1.60% at December 31, 2002 to 1.01% at March 31, 2003, and the ratio of nonperforming loans to total loans decreased from 1.73% at December 31, 2002 to 0.85% at March 31, 2003. The decrease in nonperforming assets is due to loans to, two commercial customers that were identified as "nonperforming" and were resolved by Management during 2002. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

     Total deposits at March 31, 2003, were $316,284,315, an increase of $1,559 over total deposits of $316,282,756 at year-end 2002. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits decreased $1,516,888 or 6.93% from year-end 2002 to $20,380,170 at March 31, 2003, and interest-bearing deposits increased $1,518,447 or 0.52% during the same period to $295,904,145. Deposit growth during the first quarter of the year has historically been minimal due to customers repaying bills for the holiday season and corporations making tax payments.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


Securities Sold Under Agreements To Repurchase

     Securities sold under agreements to repurchase totaled $8,211,269 at March 31, 2003, a $2,282,645 increase from the December 31, 2002 total of $5,928,624.
The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

Shareholders' Equity

     Shareholders' equity increased $1,885,451 from $25,619,289 at December 31, 2002 to $27,504,740 at March 31, 2003. This increase was mainly attributable to net earnings of $626,635, a decrease of $133,315 in the unrealized gain on AFS securities, proceeds from the issuance of stock of $140,800 and the sale of treasury stock for $1,251,030.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $187.6 million or 61.8% of the total loan portfolio at March 31, 2003, and investment securities maturing in one year or less equaled approximately $1.0 million or 2.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $16 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

     To maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $57.6 million as of March 31, 2003. At March 31, 2003, the outstanding balance of Appalachian Community Bank's credit line was $33,485,715.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Term Loan. On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. At March 31, 2003, the balance on the Term Loan was $4.6 million. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points. The Company began making interest payments on July 1, 2002. Principal is due in seven equal annual installments, each in the amount of $657,000, beginning on April 1, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2010. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Bank at all times to maintain certain minimum capital ratios, and to maintain a minimum ratio of loan and lease losses to gross loans.

     Federal Capital Standards. The Company and the Bank are subject to federal guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $25.1 million at March 31, 2003. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $28.3 million at March 31, 2003. The Company's percentage ratios as calculated under regulatory guidelines were 8.18% and 9.22% for Tier 1 and Total Capital, respectively, at March 31, 2003, matching or exceeding the minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At March 31, 2003, the Company's leverage ratio was 6.61% exceeding the regulatory minimum requirement of 4%.

     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposes a 6% primary capital ratio. This standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. At March 31, 2003, the capital ratio as calculated under the DBF standard for the Bank was 8.66%.

     There have been no dividends during 2003 paid by the Bank to the Company. The Company injected additional capital of $500,000 into the Bank to support loan growth and strengthen its capital position.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002

Summary

     Net earnings for the three months ended March 31, 2003, were $626,635 compared to net earnings of $650,829 for the same period in 2002. This 3.7% decrease in net earnings is primarily attributable to the current low interest rate environment in which the bank currently operates, the expenses associated with the start up of the Blue Ridge branch and a rise in salary and benefits expenses. Net interest income increased $663,752 (25.9%) during the first three months of 2003 as compared to the same period in 2002; noninterest expenses increased $595,464 (28.4%) during same period, while noninterest income increased by $82,518 (13.3%). Total interest expense decreased $474,332 (16.4%) during the first three months of 2003 as compared to the same period in 2002.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2003, increased $189,420 (3.5%) from the same period in 2002. Interest expense for the three months ended March 31, 2003, decreased $474,332 or (16.4%) compared to the same period in 2002. The overall increase in net interest income is a result of the re-pricing of deposits to match the rapid decline in the prime rate over the past twenty-four months as well as the repayment of higher rate Federal Home Loan Bank borrowings.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans.

     For the three months ended March 31, 2003, the provision for loan losses was $360,000 compared to $146,000 for the same period in 2002. The increased provision for loan losses for the three-month period ended March 31, 2003, as compared to the same period of 2002, are attributable to two commercial relationships identified as "non-performing". Management is comfortable with the controls in place to identify potential credit problems and feels that at this time they have all been identified and properly recognized.

     Charge-offs exceeded recoveries by $381,925 for the three months ended March 31, 2003. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.06% at March 31, 2003, compared to 1.09% at year-end 2002.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


Noninterest Income

     Noninterest income for the three months ended March 31, 2003, was $704,196 compared to $621,678 for the same period in 2002. This increase was primarily due to the mortgage refinance business related to the current low interest rate environment.

Noninterest Expenses

     Noninterest expenses increased by $595,464 for the quarter ended March 31, 2003, as compared to the same period in 2002. Salaries and employee benefits increased by $227,276 for the three months ended March 31, 2003, 21.3% higher than the same period in 2002. Occupancy costs increased by $16,288, furniture and equipment expense increased by $39,430, and other operating expenses increased by $312,470 for the first quarter of 2003, as compared to the same period in 2002.

     Additional personnel, wage increases and internal growth accounted for the higher expenses.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes for the three months ended March 31, 2003 was $256,000, a decrease of $39,000 compared to the same period in 2002. The decline in the provision is associated with the Company's decision to utilize tax free securities to minimize the liability.

Recently Issued Accounting Standards

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. The adoption of the disclosure requirements of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements. The adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated financial statements.

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003

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

     On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Recently Passed Legislation

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2003, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2002. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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



              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


     The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2002.

                                         Interest Rate Sensitivity Analysis

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                              (In thousands, except ratios)
Interest-earning assets (1)
   Loans............................  $    18,574  $    24,524  $   101,548  $   129,561  $    19,033   $   293,240
   Securities:
     Taxable........................           --        2,127        6,566        8,827        7,541        25,061
     Tax-exempt.....................           --           --          104        1,732       13,478        15,314
   Time deposits in other banks.....        8,399           --           --           --           --         8,399
   Federal funds sold...............        7,756           --           --           --           --         7,756
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           34,729       26,651      108,218      140,120       40,052       349,770
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       27,513       27,512       27,512           --           --        82,537
   Savings deposits (3).............       13,741       13,740       13,740           --           --        41,221
   Time deposits....................       11,570       23,321       99,494       36,243           --       170,628
   Other short-term borrowings......        5,929           --           --           --           --         5,929
   Long-term debt...................        2,100        7,150       11,793        8,343        5,350        34,736
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           60,853       71,723      152,539       44,586        5,350       335,051
                                      -----------  -----------  -----------  ------------------------   -----------

Interest sensitivity gap............  $   (26,124) $   (45,072) $   (44,321) $    95,534  $    34,702   $    14,719
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   (26,124) $   (71,196) $  (115,517) $   (19,983) $    14,719
                                      ===========  ===========  ===========  ===========  ===========
Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.57         0.37         0.71         3.14         7.49
                                      ===========  ===========  ===========  ===========  ===========

Cumulative ratio....................         0.57         0.46         0.59         0.94         1.04
                                      ===========  ===========  ===========  ===========  ===========

Ratio of cumulative gap to total
   interest-earning assets..........        (0.07)       (0.20)       (0.33)       (0.06)        0.04
                                      ===========  ===========  ===========  ===========  ===========

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.


                                                                                        Percentage Increase
                                                                                      (Decrease) in Interest
                                                                                       Income/Expense Given
                                                                                       Interest Rate Shifts
                                                                                  --------------------------------
                                                                                     Down 200           Up 200
                                                                                   Basis Points      Basis Points
                                                                                  --------------    --------------
For the Twelve Months After December 31, 2002

Projected change in:
   Interest income ..........................................................             (11.43)%           11.57%
   Interest expense .........................................................             (12.18)            13.21
                                                                                  --------------    --------------
   Net interest income.......................................................             (11.04)%           10.70%
                                                                                  ==============    ==============

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this quarterly report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     Subsequent to the date of the chief executive officer's and the chief financial officer's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003


PART II - Other Information


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     On December 2, 2002, the Company commenced a private placement offering, to accredited investors only, of up to 200,000 shares of Common Stock, at an aggregate offering price of $3,000,000 ($15.00 per share) (the "Offering"). Based on the number of shares initially sold in the Offering, the Company extended its original termination date from March 3, 2003 to June 2, 2003. During the three months ended March 31, 2003, the Company sold 83,402 shares of Common Stock in the Offering, and from the commencement date, through the date of this report, the Company has sold 150,517 shares of Common Stock in the Offering.

     The Offering is made without the services of an underwriter and without any advertising or promotion, and sales therein are solicited only by certain of the Company's executive officers and directors, none of whom has or will receive any commission or remuneration for their efforts. Further, the securities sold in the Offering are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), based on the exemption set forth in Rule 506 of Regulation D, promulgated under the Securities Act, which provides that registration is not required where, among other things, all of the purchasers in such an offering are "accredited investors," as that term is defined in Section 2(a)(15) of the Securities Act and Rule 501 of Regulation D. Purchasers of shares of Common Stock in the Offering are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company (forms of the applicable Registration Rights Agreement and Call Option Agreement are filed with this report as Exhibits 10.1 and 10.2, respectively).


Item 6.  Exhibits and Reports on Form 8-K


   (a) Exhibits. The following Exhibits are filed with this report:

         Exhibit No.                            Exhibit                                                  Page
          --------- ---------------------------------------------------------------------------       ----------


          Exhibit No.                                     Exhibit                                          Page
          -----------     ---------------------------------------------------------------------------   -----------

              3.1         Articles of Incorporation of the Company (Amended and Restated)

              3.2         Amendments  to Articles  Two,  Three,  Nine and Eleven of the Bylaws of the
                          Company

              10.1        Form of Registration  Rights  Agreement,  to be entered into in conjunction with the Company's  private  placement of Common Stock,  which commenced on
                          December 2, 2002

              10.2        Form of Call Option  Agreement,  to be entered into in conjunction with the
                          Company's  private  placement of Common Stock,  which commenced on December
                          2, 2002

              11          Computation of Earnings Per Share                                                 24

              99.1        Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002                                     25

     (b)  Reports on Form 8-K. On March 12,  2003,  the Company  filed a report on Form 8-K to report, under Item 5 (Other Events), a press release, announcing record earnings for its fiscal year ended  December  31,  2002,  providing a summary of its year-end  financial  condition,  and providing  preliminary  notice of its Annual Meeting of  Shareholders to be held in late May
          2003.


Exhibit 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE


The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2003 and 2002.


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                  ---------------------------------
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Basic Earnings Per Share:
   Net Income................................................................     $       626,635  $        650,829
                                                                                  ===============  ================

   Earnings on common shares.................................................             626,635           650,829
                                                                                  ===============  ================

   Weighted average common shares outstanding - basic........................           3,168,149         2,929,292
                                                                                  ===============  ================

   Basic earnings per common share...........................................     $          0.20  $           0.22
                                                                                  ===============  ================
Diluted Earnings Per Share:
   Net Income................................................................     $       626,635  $        650,829
                                                                                  ===============  ================

   Weighted average common shares outstanding - diluted......................           3,326,993         3,202,938
                                                                                  ===============  ================
   Diluted earnings per common share.........................................     $          0.19  $           0.20
                                                                                  ===============  ================

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2003

Exhibit 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Alan R. May, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   May 15, 2003                    By:   /s/ Tracy R. Newton
                                           -------------------------------------
                                           Tracy R. Newton
                                           President and Chief Executive Officer


Date:   May 15, 2003                    By:   /s/ Alan R. May
                                           -------------------------------------
                                           Alan R. May
                                           Chief Financial Officer

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 2003

                                                    APPALACHIAN BANCSHARES, INC.


                                        By:   /s/ Tracy R. Newton
                                           -------------------------------------
                                           Tracy R. Newton
                                           President and Chief Executive Officer
                                           (Duly authorized officer)

                                        By:   /s/ Alan R. May
                                           -------------------------------------
                                           Alan R. May
                                           Chief Financial Officer
                                           (Principal financial officer)

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


Date:  May 15, 2003


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


Date:  May 15, 2003


 /s/  Alan R. May
-------------------------------------
Alan R. May
Chief Financial Officer