Form 10-Q
period 2003-06-30
APPALACHIAN BANCSHARES INC
filed 2003-08-15
CIK 1019883

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                              Yes [X]    No [_]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act - Rule 12b-2).

                              Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value     Outstanding at July 31, 2003: 3,329,548 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


                                TABLE OF CONTENTS


                                                                                                              Page No.
Part I.  Financial Information

   Item 1. Consolidated Financial Statements (Unaudited)
     Consolidated Statements of Financial Condition as of June 30, 2003
       and December 31, 2002.........................................................................             1

     Consolidated Statements of Income For the Three Months and Six Months
       Ended June 30, 2003 and 2002..................................................................             2

     Consolidated Statements of Comprehensive Income For the Three Months
       and Six Months Ended June 30, 2003 and 2002...................................................             3

     Consolidated Statements of Cash Flows For the Six Months Ended
       June 30, 2003 and 2002........................................................................             4

     Notes to Consolidated Financial Statements......................................................             5

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operation......................................................................            11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk................................            18

   Item 4. Controls and Procedures...................................................................            21

Part II. Other Information

   Item 2. Changes in Securities and Use of Proceeds.................................................            22

   Item 4. Submission of Matters to a Vote of Security Holders.......................................            24

   Item 6. Exhibits and Reports on Form 8-K..........................................................            27

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                            APPALACHIAN BANCSHARES, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     June 30,
                                                                                       2003          December 31,
                                                                                    (Unaudited)          2002
Assets                                                                            ---------------  ----------------

Cash and due from banks......................................................     $    10,636,301  $     14,701,857
Interest bearing deposits with other banks...................................           2,001,742         8,398,840
Federal funds sold...........................................................           6,621,000         7,756,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          19,259,043        30,856,697

Securities available-for-sale................................................          52,479,515        40,374,902

Loans, net of unearned income................................................         312,187,361       298,063,055
Allowance for loan losses....................................................          (3,346,201)       (3,237,898)
                                                                                  ---------------  ----------------
       Net Loans.............................................................         308,841,160       294,825,157

Premises and equipment, net..................................................           8,725,275         8,771,352
Accrued interest.............................................................           2,176,423         2,240,920
Cash surrender value on life insurance.......................................           2,537,829         2,483,243
Intangibles, net.............................................................           2,040,016         2,081,264
Other assets.................................................................           2,222,025         2,390,550
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   398,281,286  $    384,024,085
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    22,804,200  $     21,897,058
     Interest-bearing........................................................         305,213,088       294,385,698
                                                                                  ---------------  ----------------
       Total Deposits........................................................         328,017,288       316,282,756

   Short-term borrowings.....................................................           5,131,651         5,928,624
   Accrued interest..........................................................             773,590           976,156
   Long-term debt............................................................          33,807,286        34,735,714
   Other liabilities.........................................................           1,091,822           481,546
                                                                                  ---------------  ----------------
       Total Liabilities.....................................................         368,821,637       358,404,796
                                                                                  ---------------  ----------------

Shareholders' Equity
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,401,860 shares issued at June 30, 2003,
     3,327,160 shares issued at December 31, 2002............................              34,019            33,272
   Paid-in capital...........................................................          17,511,611        16,428,767
   Retained earnings.........................................................          11,769,332        10,495,901
   Accumulated other comprehensive income: net unrealized
     holding gains on securities available-for-sale, net of
     deferred income tax.....................................................             789,583           449,050
   Treasury stock, at cost (72,312 and 200,553 shares at June 30,
     2003 and at December 31, 2002, respectively)............................            (644,896)       (1,787,701)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          29,459,649        25,619,289
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity............................     $   398,281,286  $    384,024,085
                                                                                  ===============  ================


                                 See notes to the consoildated financial statements

                                                        1

                                            APPALACHIAN BANCSHARES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                               ------------------------------    ----------------------------------
                                                   2003              2002             2003               2002
                                               -------------    -------------    --------------    ----------------
Interest Income
   Interest and fees on loans.............     $   5,261,118    $   4,936,181    $   10,378,816    $      9,719,704
   Interest on investment securities:
     Taxable securities...................           217,317          464,526           524,723             933,352
     Nontaxable securities................           177,617          197,451           357,034             375,606
   Interest on deposit in other banks.....             4,549            1,447            28,712               2,393
   Interest on federal funds sold.........            12,979           13,263            29,123              37,221
                                               -------------    -------------    --------------    ----------------
       Total Interest Income..............         5,673,580        5,612,868        11,318,408          11,068,276

Interest Expense
   Interest on deposits...................         1,909,119        2,331,235         3,944,003           4,732,069
   Interest on federal funds purchased and
     securities sold under agreements
     to repurchase........................            18,992           23,010            43,895              35,428
   Interest expense on long-term debt.....           306,000          470,842           661,955             947,664
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         2,234,111        2,825,087         4,649,853           5,715,161

Net Interest Income.......................         3,439,469        2,787,781         6,668,555           5,353,115
Provision for loan losses.................           360,000          216,000           720,000             362,000

Net Interest Income After Provision for
   Loan Losses............................         3,079,469        2,571,781         5,948,555           4,991,115

Noninterest Income
   Customer service fees..................           202,651          325,070           390,758             546,087
   Insurance commissions..................             5,719           24,174            46,712              43,416
   Mortgage origination fees..............           411,321          200,119           701,620             412,190
   Other operating income.................           204,598          173,042           406,373             321,956
   Investment securities gains (losses)...                --            7,150           (16,978)             27,584
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Income...........           824,289          729,555         1,528,485           1,351,233

Noninterest Expenses
   Salaries and employee benefits.........         1,332,035        1,232,029         2,625,728           2,298,446
   Occupancy expense......................           158,334          143,770           314,609             283,757
   Furniture and equipment expense........           237,337          213,457           487,933             424,623
   Other operating expenses...............         1,238,557        1,004,918         2,228,640           1,682,531
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         2,966,263        2,594,174         5,656,910           4,689,357

Income before income taxes................           937,495          707,162         1,820,130           1,652,991
Income tax expense........................           291,000          245,062           547,000             540,062
                                               -------------    -------------    --------------    ----------------

Net Income................................     $     646,495    $     462,100    $    1,273,130    $      1,112,929
                                               =============    =============    ==============    ================

Earnings Per Common Share
   Basic..................................     $       0.20     $        0.16    $         0.39    $          0.38
   Diluted................................             0.19              0.14              0.37               0.35

Weighted Average Shares Outstanding
   Basic..................................         3,302,113        2,974,962         3,235,501           2,952,253
   Diluted................................         3,468,764        3,187,858         3,411,976           3,202,549

                                 See notes to the consoildated financial statements

                                                         2


                                            APPALACHIAN BANCSHARES, INC.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                               ------------------------------    ----------------------------------
                                                   2003              2002             2003               2002
                                               -------------    -------------    --------------    ----------------
Net Income..................................   $     646,495    $     462,100    $    1,273,130    $      1,112,929

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising
       during the period....................         717,951          909,868           498,981             584,213
     Reclassification adjustments for (gains)
       losses included in net income........              --           (7,150)           16,978             (27,584)
                                               -------------    -------------    --------------    ----------------
       Net unrealized gains.................         717,951          902,718           515,959             556,629
   Income tax expense related to
     items of other comprehensive income....        (244,103)        (306,924)         (175,426)           (189,254)
                                               -------------    -------------    --------------    ----------------
Other comprehensive income..................         473,848          595,794           340,533             367,375
                                               -------------    -------------    --------------    ----------------

Comprehensive Income........................   $   1,120,343    $   1,057,894    $    1,613,663    $      1,480,304
                                               =============    =============    ==============    ================

                                 See notes to the consoildated financial statements

                                                         3

                                            APPALACHIAN BANCSHARES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                      Six Months Ended June 30,
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $     1,273,130  $      1,112,929
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             720,000           362,000
     Net depreciation and amortization.......................................             429,448           344,771
     Realized investment security (gains) losses.............................              16,978           (27,584)
     Deferred tax benefit....................................................                  --           (82,000)
     Decrease in accrued interest receivable.................................              64,497           135,830
     Increase in cash surrender value of life insurance......................             (54,586)          (65,605)
     Decrease in accrued interest payable....................................            (202,566)         (232,065)
     Other...................................................................             836,674           280,657
                                                                                  ---------------  ----------------
       Net Cash Provided by Operating Activities.............................           3,083,575         1,828,933
                                                                                  ---------------  ----------------

Investing Activities
   Net increase of securities available-for-sale.............................         (11,605,631)       (3,609,431)
   Net increase in loans to customers........................................         (15,344,003)      (27,217,294)
   Capital expenditures, net.................................................            (342,121)       (1,706,593)
   Proceeds from the disposition of foreclosed real estate...................             375,000                --
                                                                                  ---------------  ----------------
       Net Cash Used in Investing Activities.................................         (26,916,755)      (32,533,318)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................           6,494,412        24,353,909
   Net increase in certificates of deposit...................................           5,240,120           648,223
   Net increase (decrease) in short-term borrowings..........................            (796,973)        2,932,891
   Proceeds from issuance of common stock....................................             302,800           456,801
   Proceeds (repayments)from long-term debt..................................            (928,428)        6,178,572
   Proceeds from the sale of treasury stock..................................           1,923,595                --
                                                                                  ---------------  ----------------
       Net Cash Provided by Financing Activities.............................          12,235,526        34,570,396
                                                                                  ---------------  ----------------

Net Increase (decrease) in Cash and Cash Equivalents.........................         (11,597,654)        3,866,011

Cash and Cash Equivalents at Beginning of Period.............................          30,856,697         7,558,258
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    19,259,043  $     11,424,269
                                                                                  ===============  ================


Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest................................................................     $     4,852,419  $      5,947,226
     Income taxes............................................................              50,000           408,106

                                 See notes to the consoildated financial statements

                                                         4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company")(a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank and Appalachian Information Management, Inc. ("AIM") (collectively the "Bank"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank of Gilmer County Bank simultaneously changed its name to Appalachian Community Bank. AIM was formed as a wholly-owned subsidiary of the Bank to provide in-house data services to the Bank and to offer data processing services to other institutions; however, AIM's operations ceased on November 12, 2002. All significant inter-company transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


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


Note C - Income Taxes

     The effective tax rates of approximately 30 percent and 33 percent for the six months ended June 30, 2003 and 2002 are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At June 30, 2003, the Company had net unrealized gains of $1,196,338 in available-for-sale securities, which are reflected in the presented assets and resulted in an increase in shareholders' equity of $789,583, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2002 to June 30, 2003, was $340,553.


Note E - Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


Note F - Goodwill

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

Note F - Goodwill - continued

statement. The statement also required that intangible assets with determinable lives be amortized. The Company adopted SFAS No. 142 on January 1, 2002. The initial assessment of the Company's intangible assets as of January 1, 2002, indicated that no impairment of values existed at that date.

     Acquired goodwill and other intangible assets at June 30, 2003, are detailed as follows:

                                                                                 As of June 30, 2003
                                                                  -------------------------------------------------
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount
                                                                  --------------   ---------------   --------------
Identifiable amortizing assets.................................   $      165,000   $       116,875   $       48,125
Nonamortizing goodwill.........................................        2,335,858           343,967        1,991,891
                                                                  --------------   ---------------   --------------

Total acquired intangible asset................................   $    2,500,858   $       460,842   $    2,040,016
                                                                  ==============   ===============   ==============

     Aggregate amortization expense for the six months ended June 30, 2003, was $41,250. Aggregate annual amortization expense estimated for the years ending December 31, 2003 and 2004 is $82,500 and $6,875, respectively.


Note G - Stock Options

     The Company has long-term incentive stock option plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value based method, as permitted by SFAS No. 123, Accounting for Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. No stock-based employee compensation cost is reflected in net income for these plans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

Note G - Stock Options - Continued

     Pro forma information regarding net income and earnings per share is presented as if the Company had accounted for its employee stock options under the fair value method, as prescribed by SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option-pricing model.

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

     The Company has issued incentive stock options to certain key employees, of which options 132,000 are outstanding at June 30, 2003, at exercise prices ranging from $4.00 to $15.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options primarily to directors of the Company, of which options 250,400 are outstanding at June 30, 2003, at an exercise price of $4.00 to $6.00 (the fair market value on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

The Company's actual and pro forma information follows:


                                              Six Months Ended June 30,             Three Months Ended June 30,
                                      -------------------------------------  --------------------------------------
                                             2003               2002                 2003                2002
                                      -----------------   -----------------  -------------------  -----------------

Net Income
As Reported.........................  $       1,273,130   $       1,112,929  $           646,495  $         462,100

Deduct:  Total  stock-based employee
  compensation  expense   determined
  under  fair value based method for
  all awards, net of tax............            (26,450)            (70,726)              (7,241) $         (34,240)
                                      -----------------   -----------------  -------------------  -----------------

Pro forma net income................  $       1,246,680   $       1,042,203  $           639,254  $         391,860
                                      =================   =================  ===================  =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

Note G - Stock Options - Continued

                                              Six Months Ended June 30,             Three Months Ended June 30,
                                      -------------------------------------  --------------------------------------
                                             2003               2002                 2003                2002
                                      -----------------   -----------------  -------------------  ------------------

Basic earnings per share:

As Reported.........................  $           0.39    $           0.38   $              0.20  $            0.16
                                      ================    ================   ===================  =================

Pro forma...........................  $           0.39    $           0.35   $              0.19  $            0.13
                                      ================    ================   ===================  =================

Diluted earnings per share:

As Reported.........................  $           0.37    $           0.35   $              0.19  $            0.14
                                      ================    ================   ===================  =================

Pro forma...........................  $           0.37    $           0.33   $              0.18  $            0.12
                                      ================    ================   ===================  =================

Note H - Recently Passed Legislation

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003
Note I - Subsequent Events

     A 10% stock dividend was declared by the Board of Directors on May 14, 2003, which dividend was distributed on July 1, 2003, to shareholders of record as of the close of business on May 27, 2003. Furthermore, in lieu of distributing fractional shares of common stock, created as a result of the stock dividend, the Company paid to shareholders of record the cash equivalent of such fractional shares, based on the fair market value of the common stock.

     The Company has recently received approval from the Federal Reserve to issue trust-preferred securities. The Company expects to issue $6 million in floating rate securities before September 30, 2003. The issuance of the securities will make the Company "well capitalized" according to regulatory guidelines.


 Note J - Commitments and Contingencies

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

     The following represents the Company's commitments to extend credit and standby letters of credit as of June 30, 2003 and December 31, 2002:

                                                                                           Period Ended
                                                                                -----------------------------------
                                                                                    June 30,         December 31,
                                                                                      2003               2002
                                                                                ----------------  -----------------
Commitments to extend credit.................................................   $     48,337,000  $      35,890,000

Standby and commercial letters of credit.....................................          1,326,000          1,320,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $     49,663,000  $      37,210,000
                                                                                ================  =================

              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


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

Discussion

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

     The Company's operations are primarily conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company's financial condition and results of operations are discussed in detail below.

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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

FINANCIAL CONDITION

June 30, 2003 compared to December 31, 2002

Loans

     Loans comprised the largest single category of the Company's earning assets on June 30, 2002. Loans, net of unearned income and allowance for loan losses, were 77.5 percent of total assets at June 30, 2003. Total net loans were $308,841,160 at June 30, 2003, representing a 4.75% increase from $294,825,157 at December 31, 2002. This increase reflects the continued increase in loan demand for the Bank's respective market areas coupled with an increase in the Bank's market share for their respective areas.

Investment Securities and Other Earning Assets

     Investment securities at June 30, 2003, were $52,479,515 compared with $40,374,902 at December 31, 2002, reflecting a 29.98% increase of $12,104,613.
Federal funds sold were $6,621,000 at June 30, 2003, compared to the December 31, 2002 total of $7,756,000, a 14.6% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained, as a tool in managing the daily cash needs of the Bank.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 0.53% at December 31, 2002 to 1.07% at June 30, 2003. Total non-performing assets at June 30, 2003, were $3.1 million, which consisted of $157 thousand in consumer loans, $218 thousand in commercial and industrial loans, $1.5 million in loans secured by real estate and $1.2 million of foreclosed real estate. Nonperforming assets at December 31, 2002, were $6.143 million. The ratio of total nonperforming assets to total assets decreased from 1.60% at December 31, 2002 to 0.79% at June 30, 2003, and the ratio of nonperforming loans to total loans decreased from 1.73% at December 31, 2002 to 0.60% at June 30, 2003. The decrease in nonperforming assets is due to two commercial customers that were identified during 2002 and were handled by management. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

     Total deposits at June 30, 2003, were $328,017,288, an increase of $11,734,532 or 3.7 % over total deposits of $316,282,756 at year-end 2002.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $907,142 or 4.14% from year-end 2002 to $22,804,200 at June 30, 2003, and interest-bearing deposits increased $10,827,390 or 3.7% during the same period to $305,213,088.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


Securities Sold Under Agreements To Repurchase

     Securities sold under agreements to repurchase totaled $5,131,651 at June 30, 2003, a $796,973 decrease from the December 31, 2002 total of $5,928,624.
The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

Shareholders' Equity

     Shareholders' equity increased $3,840,360 from $25,619,289 at December 31, 2002 to $29,459,649 at June 30, 2003. This increase was mainly attributable to net income of $1,273,130 and the sale of 128,241 shares of treasury stock for a total of $1,923,595.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $195 million or 62.4% of the total loan portfolio at June 30, 2003, and investment securities maturing in one year or less equaled approximately $1 thousand of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $16 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

     To maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $59 million as of June 30, 2003. At June 30, 2003, the outstanding balance of Appalachian Community Bank's credit line was $29,864,286.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Term Loan. On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. At June 30, 2003, the balance on the Term Loan was $3,943,000. Interest on the outstanding amounts under the Term Loan is payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points. The Company began making interest payments on July 1, 2002. Principal is due in seven equal annual installments, each in the amount of $657,000, beginning on April 1, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, is due and payable in a final installment on March 31, 2010. The Term Loan contains certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Bank at all times to maintain certain minimum capital ratios, and to maintain a minimum ratio of loan and lease losses to gross loans.

     Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital and retained earnings (less intangible assets), amounted to $26.6 million at June 30, 2003. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $30.0 million at June 30, 2003. The Company's percentage ratios as calculated under regulatory guidelines were 8.41% and 9.47% for Tier 1 and Total Capital, respectively, at June 30, 2003, exceeding the minimum ratios of 4.0% and 8.0%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At June 30, 2003, the Company's leverage ratio was 6.87% exceeding the regulatory minimum requirement of 4 percent.

     DBF Capital Requirement. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (the "DBF") imposes a 6 percent primary capital ratio. This standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. At June 30, 2003, the capital ratio as calculated under the DBF standard for the Bank was 8.97%.

     There have been no dividends during 2002 or 2003 paid by the Bank to the Company.

     The Company has recently received approval from the Federal Reserve to issue trust-preferred securities. The Company expects to issue $6 million in floating rate securities before September 30, 2003. The issuance of the securities will make the Company "well capitalized" according to regulatory guidelines.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

RESULTS OF OPERATIONS

Six months and three months ended June 30, 2003 and 2002

Summary

     Net  earnings  for the six months  ended  June 30,  2003,  were  $1,273,130 compared to net earnings of $1,112,929 for the same period in 2002. This 14.4% increase in net earnings is primarily attributable to the re-pricing of longer-term high cost certificates of deposit and a focus on reducing the Company's cost of funds. Net interest income increased $1,315,440 (24.6%) during the first six months of 2003 as compared to the same period in 2002; noninterest expenses increased $967,553 (20.6%) during same period, while noninterest income increased by $177,252 (13.1%). Total interest expense decreased $1,065,308 (18.6%) during the first six months of 2003 as compared to the same period in 2002.

     Net earnings for the quarter ended June 30, 2003, were $646,495 compared to net earnings of $462,100 for the quarter ended June 30, 2002. This represents a 39.9% increase as compared to the same period in 2002 and is a result of the same causes noted for the six months ended June 30, 2003 and 2002. Total interest expense decreased by $590,967 compared to the same period in 2002. Net interest income increased $651,688 during the three months ended June 30, 2003, as compared to the same period in 2002; noninterest expenses increased $372,089 during the same period, while noninterest income increased by $94,734.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2003, increased $250,132 (2.26%) from the same period in 2002. Interest expense for the six months ended June 30, 2002, decreased $1,065,308 or (18.6%) compared to the same period in 2002. The overall increase in net interest income is a result of the Company's focus on reducing its cost of funding.

     Net interest income increased $651,688 or 23.4% during the quarter ended June 30, 2003, as compared to the same period in 2002. An increase of $60,712 or 1.08% in revenue from earning assets coupled with a decrease in total interest expense of $590,976 or 20.9% are the principal reasons for the increase in net interest income for the quarter.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $720,000 for the six months ended June 30, 2003, compared to $362,000 for the same period of 2002. Charge-offs exceeded recoveries by $611,697 for the six months ended June 30, 2003. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.08% at June 30, 2003, compared to 1.09 percent at year-end 2002.

     The provision for loan losses was $360,000 for the three months ended June 30, 2003, compared to $216,000 for the same period in 2002.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

     The increased provisions for the three and six-month periods ended June 30, 2003, as compared to the same periods of 2002, are directly attributable to anticipated problems that may arise from the slowing economy.

Noninterest Income

     Noninterest income for the six months ended June 30, 2003, was $1,528,485 compared to $1,351,233 for the same period in 2002. This increase was primarily due to an increase in mortgage origination fees of $289,430 in the first six months of 2003 as compared to the same period in 2002, and increases in other operating income of $26.2%.

     Noninterest income increased by $94,734 or 13.0% in the three months ended June 30, 2003, as compared to the same period in 2002.

Noninterest Expenses

     Noninterest expenses for the six months ended June 30, 2003, were $5,656,910, reflecting a 20.6% increase over the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which increased to $2,625,728 for the six months ended June 30, 2003, 14.24% percent higher than in the same period in 2002. Occupancy costs increased $30,852 and furniture and equipment expenses increased by $63,310. Other operating expenses rose by 32.5% to $2,228,640.

     Noninterest expenses increased by $372,089 for the quarter ended June 30, 2003, as compared to the same period in 2002. Salaries and employee benefits increased by $100,006 for the three months ended June 30, 2003, which was 8.1% higher than the same period in 2002. Occupancy costs increased by $14,564 and other operating expenses increased by $233,639 for the second quarter of 2003 as compared with the same period in 2002.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes for the six months ended June 30, 2003, was $547,000, an increase of $6,938 compared to the same period in 2002 due to increased net income.

Recently Issued Accounting Standards

     In November 2002, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 100, Interim Financial Information. This statement supersedes SAS No. 71 and establishes revised standards and guidance on the nature, timing, and extent of the procedures to be performed by an independent accountant when conducting a review of interim financial information. This SAS is effective for interim periods within fiscal years beginning after December 15, 2002. The impact on the interim consolidated financial statements of the Company resulting from the issuance of this auditing standard is not expected to be material.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2003, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2002. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


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

     The above table indicates that, in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity, there is an excess of earning liabilities over interest-bearing assets of approximately $26 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $116 million. During this one-year time frame, 85.1% of all interest-bearing liabilities will reprice compared to 48.5% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003



                                                                                         Percentage Increase
                                                                                       (Decrease) in Interest
                                                                                        Income/Expense Given
                                                                                        Interest Rate Shifts
                                                                                  --------------------------------
                                                                                     Down 200           Up 200
                                                                                   Basis Points      Basis Points
For the Twelve Months After December 31, 2002                                     --------------    --------------

Projected change in:
   Interest income ..........................................................             (11.43)%           11.57%
   Interest expense .........................................................             (12.18)            13.21
                                                                                  --------------    --------------

   Net interest income.......................................................             (11.04)%           10.70%
                                                                                  ==============    ==============

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     Subsequent to the date of the chief executive officer's and the chief financial officer's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Authorization to Issue Preferred Stock

     On May 27, 2003, at the Company's annual meeting of shareholders, the holders of a majority of the issued and outstanding shares of the common stock of the Company (the "Common Stock") approved, among other things, an amendment to the Company's articles of incorporation that authorizes the Company to issue 20,000,000 shares of preferred stock, in such series, and containing such preferences, limitations and relative rights, as shall be determined by the Board of Directors (the "Preferred Stock") (see Article IV of the Company's Articles of Incorporation as Amended, as such articles are set forth in Exhibit
3.1 to this quarterly report). Because of the ability of the Board of Directors to determine the terms of such preferred stock, without further shareholder approval, this type of preferred stock is sometimes referred to as "blank check" preferred stock.

     The authorization to issue the Preferred Stock provides anti-takeover protection for the Company, by permitting the Board of Directors to quickly issue, in one or more series, shares of the Preferred Stock, with such rights, preferences, limitations, etc., as it shall determine (without having to obtain additional shareholder approval, hence, a "blank check"). Therefore, because of this quick-issue, "blank-check" ability, it becomes more difficult for a hostile acquirer to effect a change of control of the Company through the acquisition of a large block of Common Stock.

     Issuance of the Preferred Stock by the Company could, under certain circumstances, discourage or make more difficult an attempt by a person or organization to gain control of the Company by tender offer or proxy contest, or to consummate a merger or consolidation with the Company after acquiring control, and to remove incumbent management, even if such transactions were favorable to the Company's stockholders. Thus, it could benefit present management by helping them to retain their positions. Shares of the Preferred Stock could possess voting or conversion rights which would have that effect, especially if the shares were issued in a private placement to a party or parties sympathetic to management and opposed to any attempt to gain control of the company. Also, opportunities may arise that require prompt action, such as properties or businesses becoming available for acquisition or favorable market conditions existing for the sale of a particular type of preferred stock. The Preferred Stock eliminates the delay and expense of seeking stockholder approval at the time of the issuance of such stock, thereby enabling the company and its stockholders to effectively benefit from such an opportunity.

     In addition to the foregoing  benefits,  Preferred  Stock also provides the
Company  with  the   flexibility   necessary  for  possible   future   financing
transactions, acquisitions, employee benefit plans, and other corporate purposes; the Preferred Stock is particularly useful since the Board of Directors will be able to choose the exact terms of the class or series of preferred stock at the time of issuance to respond to investor preferences, developments in types of preferred stock, market conditions, as well as the nature of the specific transaction, without requiring additional shareholder approval. In addition, it may be advantageous in some cases to pay to certain investors dividends on equity instead of interest on debt. The Preferred Stock allows the Company to offer equity that is potentially far less dilutive of the relative equity value of the holders of Common Stock than would be the case if additional shares of Common Stock were issued, and the Preferred Stock can be subject to redemption, which also limits dilution.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

     Certain fundamental corporate matters requiring shareholder approval (such as mergers, consolidations, sales of assets and future amendments to the Company's articles of incorporation) may require the separate approval of each class of the Company's capital stock, including the additional class (or in some cases each series of that class) of the Preferred Stock before any action can be taken by the Company. In addition, the existence of the the Preferred Stock does not, by itself, have any effect on the rights of holders of the Common Stock. However, the issuance of one or more series of Preferred Stock in the future could affect the holders of Common Stock in a number of respects, including the following: (i) the issuance of the Preferred Stock will probably subordinate the Common Stock to the Preferred Stock in terms of dividend and liquidation rights, since preferred stock typically entitles its holder to satisfaction in full of specified dividend and liquidation rights before any payment of dividends or distribution of assets on liquidation is made on common stock; (ii) if voting or conversion rights are granted to the holders of the Preferred Stock, the voting power of the Common Stock (including stock held by any persons who may be seeking to obtain control of the Company) will be diluted; and (iii) the issuance of the Preferred Stock may result in a dilution of earnings per share of the Common Stock.

     As of the date of filing of this quarterly report, the Company has not issued any shares of the Preferred Stock.


Recent Sales of Unregistered Securities

     On December 2, 2002, the Company commenced a private placement offering, to accredited investors only, of up to 200,000 shares of Common Stock, at an aggregate offering price of $3,000,000 ($15.00 per share) (the "Offering"). Based on the number of shares initially sold in the Offering, the Company extended its original termination date from March 3, 2003 to June 2, 2003. In the Offering, including the additional period from March 3, 2003 to June 2, 2003, the Company sold 124,906 shares of Common Stock at an aggregate sales price of $1,873,590.

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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

Item 4.    Submission of Matters to a Vote of Security Holders

     The annual meeting of the shareholders of the Company was held on May 27, 2003 (the "Annual Meeting"), for the purposes of electing the Board of Directors of the Company, amending the Company's articles of incorporation, and approving a stock option plan.

     Each of the director nominees served as a director of the Company prior to the Annual Meeting, and each was re-elected at the Annual Meeting. Further, at the Annual Meeting, shareholders approved an amendment to the Company's articles of incorporation, whereby the directors of the Company were divided into three classes, each class to serve a staggered term of three (3) years. Because the election of the directors by class is to be staggered (one class, or approximately 1/3 of the directors, to be elected each year), the directors' initial terms, as approved at the Annual Meeting, vary from one to three years, depending on the class in which each director was re-elected to serve. The following table provides the specific class in which each director shall serve, his term of office, and the breakdown of votes cast, with respect to each director, at the Annual Meeting:


           Director                Class        Term of Office                For                Withheld
-----------------------------  --------------  --------------------  --------------------  --------------------
Alan S. Dover ...............       I          One Year                      2,352,528                      120
Charles A. Edmondson.........       I          One Year                      2,352,528                      120
Roger E. Futch...............       I          One Year                      2,352,548                       --
Joseph C. Hensley............       II         Two Years                     2,352,528                      120
Frank E. Jones...............       II         Two Years                     2,347,318                    5,330
J. Ronald Knight.............       II         Two Years                     2,352,528                      120
Tracy R. Newton..............       III        Three Years                   2,352,648                       --
P. Joe Sisson ...............       III        Three Years                   2,352,448                      200
Kenneth D. Warren............       III        Three Years                   2,348,518                    4,130

     In addition to the election of directors, at the Annual Meeting, shareholders voted on several proposed amendments to the Company's articles of incorporation, including the amendment referred to above, whereby the Board of Directors was divided into three, staggered classes. A brief description of all of the proposed amendments, each of which was approved at the Annual Meeting, follows:

     Preferred Stock. Shareholders approved an amendment to the Company's articles of incorporation, by adding thereto, as a new provision, an article which authorizes the Company to issue up to 20,000,000 shares of preferred stock, in such series, and containing such preferences, limitations and relative rights, as shall be determined by the Board of Directors of the Company. This new provision is contained in Article IV of the Company's articles of incorporation, as restated, a copy of which articles is attached hereto as
Exhibit 3.1 (the "Restated Articles");

     Staggered Board. Shareholders approved an amendment to the Company's articles of incorporation, by adding thereto, as a new provision, an article which provides for the directors of the Company to be divided into three classes, with the classes to serve staggered terms of three (3) years each. This new provision is contained in Article V of the Restated Articles.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003


     Removal of Directors. Shareholders approved an amendment to the Company's articles of incorporation, by adding thereto, as a new provision, an article which provides that directors of the Company can be removed only for cause, by the affirmative vote of the holders of two-thirds (2/3) of the issued and outstanding shares entitled to vote thereon or, if the bylaws of the Company so provide, by two-thirds (2/3) of the Board of Directors for certain enumerated actions. This new provision is contained in Article VI of the Restated Articles.

     Constituencies. Shareholders approved an amendment to the Company's articles of incorporation, by adding thereto, as a new provision, an article which authorizes the Board of Directors to consider "constituencies" of the Company and other factors, when evaluating a business combination proposal. This new provision is contained in Article VII of the Restated Articles.

     Amendment of Articles and Bylaws. Shareholders approved an amendment to the Company's articles of incorporation, by adding thereto, as a new provision, an article which requires the affirmative vote of the holders of two-thirds (2/3) of the issued and outstanding shares entitled to vote thereon, to amend certain of the Company's articles or bylaws, and providing, also, that the bylaws may be amended by the affirmative vote of two-thirds (2/3) of the directors of the Company. This new provision is contained in Article VIII of the Restated Articles; and

     Transactions With Interested Shareholders. Shareholders approved an amendment to the Company's articles of incorporation, by adding thereto, as a new provision, an article which requires prior approval of three-fourths (3/4) of the Board of Directors, or, alternatively, (1) a 75% vote of all shares and
(2) a 75% vote of disinterested shares, for a business combination with an interested shareholder. This new provision is contained in Article IX of the Restated Articles.

     Finally, at the Annual Meeting, shareholders voted on, and approved, the Company's 2003 Stock Option Plan (the "Plan"). The Plan, which was originally approved and adopted by the Board of Directors on April 1, 2003, provides to select key employees and directors of the Company (and its subsidiaries and affiliates) the opportunity to acquire shares of Common Stock, and to participate in the equity of the Company, through the grant of incentive and nonqualified stock options, as well as stock appreciation rights. A copy of the Plan and a corresponding form of stock option agreement are attached hereto as Exhibits 10.1 and 10.2.


              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

     Thorough descriptions of, and discussions regarding, each of the amendments to the Company's articles of incorporation, as well as the Plan, as approved by shareholders at the Annual Meeting, are contained in the Company's Definitive Proxy Statement, as filed on Schedule 14A with the Securities and Exchange Commission, on April 30, 2003. Further, the following table provides a breakdown of votes cast at the Annual Meeting, with respect to each such amendment to the Company's articles of incorporation, and with respect to the Plan:


                                                                               Number of Votes:
                    Amendment / Plan                              For               Against           Abstentions
-------------------------------------------------------     ---------------     ---------------    ----------------
Preferred Stock........................................           2,213,171             107,143            --
Staggered Board........................................           2,290,664              58,805            --
Removal of Directors...................................           2,271,376              77,463            --
Constituencies.........................................           2,289,666              57,726            --
Amendment of Articles and Bylaws.......................           2,290,892              59,806            --
Transactions with Interested Shareholders..............           2,261,582              87,416            --
The Plan...............................................           2,245,461             105,387            --


              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2003

Item 6.  Exhibits and Reports on Form 8-K


   (a) Exhibits. The following Exhibits are filed with this report:

          Exhibit No.                                     Exhibit                                          Page
          -----------     ---------------------------------------------------------------------------   -----------
              3.1         Articles of  Incorporation  of the Appalachian Bancshares, Inc. as Restated

              3.2         Bylaws of the Company as Restated

              10.1        Appalachian Bancshares, Inc. 2003 Stock Option Plan

              10.2        Form  of  Appalachian   Bancshares,  Inc.  Stock  Option Agreement under the
                          Appalachian  Bancshares, Inc. 2003 Stock Option Plan.

              11          Computation of Earnings Per Share                                                   28

              31.1        Rule 13a-14(a) Certification by the President and Chief Executive Officer           30

              31.2        Rule 13a-14(a) Certification by the Chief Financial Officer                         31

              32          Certification  pursuant to 18 U.S.C.  Section  1350,  as  adopted   pursuant
                          to Section 906 of the Sarbanes-Oxley Act of 2002                                    32

   (b)    Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter  for  which this report is filed.

Exhibit 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2003 and 2002.


                                                                                               Six Months
                                                               Ended June 30,                Ended June 30,
                                                     ------------------------------   -----------------------------
                                                          2003            2002             2003           2002
                                                     -------------    -------------   -------------  --------------

Basic Earnings Per Share:
   Net Income....................................    $     646,495    $     462,100   $   1,273,130  $    1,112,929
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................          646,495          462,100       1,273,130       1,112,929
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        3,302,113        2,974,962       3,235,501       2,952,253
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.20    $        0.16   $        0.39  $         0.38
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net Income....................................    $     646,495    $     462,100   $   1,273,130  $    1,112,929
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        3,468,764        3,187,858       3,411,976       3,202,549
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.19    $        0.14   $        0.37  $         0.35
                                                     =============    =============   =============  ==============

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 14, 2003

                                         APPALACHIAN BANCSHARES, INC.


                                         /s/ Tracy R. Newton
                                         ---------------------------------------
                                         Tracy R. Newton
                                         President and CEO
                                        (Duly authorized officer)


                                        /s/ Darren M. Cantlay
                                        ----------------------------------------
                                        Darren M. Cantlay
                                        Chief Financial Officer
                                       (Principal financial officer)

                                                                    EXHIBIT 31.1

                                  CERTIFICATION

     I, Tracy R. Newton, certify that:

     I have reviewed this quarterly report on Form 10-Q of Appalachian Bancshares, Inc.;

     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003

  /s/ Tracy R. Newton
-------------------------------------
Tracy R. Newton
President and Chief Executive Officer

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

     I, Darren C. Cantlay, certify that:

     I have reviewed this quarterly report on Form 10-Q of Appalachian Bancshares, Inc.;

     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003

  /s/ Darren M. Cantlay
-------------------------------------
Darren M. Cantlay
Chief Financial Officer

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Darren C. Cantlay, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 14, 2003                  By:     /s/ Tracy R. Newton
                                           -------------------------------------
                                           Tracy R. Newton
                                           President and Chief Executive Officer

Date:  August 14, 2003                  By:     /s/ Darren M. Cantlay
                                           -------------------------------------
                                           Darren M. Cantlay
                                           Chief Financial Officer