Form 10-Q
period 2003-09-30
APPALACHIAN BANCSHARES INC
filed 2003-11-14
CIK 1019883

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____



                        Commission File Number: 000-21383
                          APPALACHIAN BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                     58-2242407
-----------------------------------          ----------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)



                            829 Industrial Boulevard
                             Ellijay, Georgia 30540
                     ---------------------------------------
                     (Address of principal executive office)



                                 (706) 276-8000
                ------------------------------------------------
                (Issuer's telephone number, including area code)



                                   No Change
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act - Rule 12b-2). Yes    No  X
                                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value Outstanding at October 29, 2003: 3,658,713 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


                                TABLE OF CONTENTS


                                                                                                         Page No.
Part I.   Financial Information

   Item 1. Consolidated Financial Statements (Unaudited)
     Consolidated Statements of Financial Condition as of September 30, 2003
       and December 31, 2002............................................................................          1

     Consolidated Statements of Income For the Three Months and Nine Months
       Ended September 30, 2003 and 2002................................................................          2

     Consolidated Statements of Comprehensive Income For the Three Months
       and Nine Months Ended September 30, 2003 and 2002................................................          3

     Consolidated Statements of Cash Flows For the Nine Months Ended
       September 30, 2003 and 2002......................................................................          4

     Notes to Consolidated Financial Statements.........................................................          5

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................         11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................         18

   Item 4. Controls and Procedures......................................................................         21

Part II.  Other Information

   Item 2. Changes in Securities and Use of Proceeds....................................................         22

   Item 6. Exhibits and Reports on Form 8-K.............................................................         22

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   September 30,
                                                                                       2003          December 31,
                                                                                    (Unaudited)          2002
                                                                                  ---------------  ----------------
Assets

Cash and due from banks......................................................     $     8,411,613  $     14,701,857
Interest bearing deposits with other banks...................................             625,656         8,398,840
Federal funds sold...........................................................           2,113,932         7,756,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          11,151,201        30,856,697

Securities available-for-sale................................................          51,198,736        40,374,902

Loans, net of unearned income................................................         323,928,915       298,063,055
Allowance for loan losses....................................................          (3,499,136)       (3,237,898)
                                                                                  ---------------  ----------------
       Net Loans.............................................................         320,429,779       294,825,157

Premises and equipment, net..................................................           8,668,622         8,771,352
Accrued interest.............................................................           2,230,786         2,240,920
Cash surrender value on life insurance.......................................           2,565,123         2,483,243
Intangibles, net.............................................................           2,186,558         2,081,264
Other assets.................................................................           2,489,509         2,390,550
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   400,920,314  $    384,024,085
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    23,033,715  $     21,897,058
     Interest-bearing........................................................         296,737,203       294,385,698
                                                                                  ---------------  ----------------
       Total Deposits........................................................         319,770,918       316,282,756

   Short-term borrowings.....................................................           5,511,805         5,928,624
   Accrued interest..........................................................             636,707           976,156
   Long-term debt............................................................          37,714,286        34,735,714
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures.................................................           6,000,000                --
   Other liabilities.........................................................           1,601,071           481,546
                                                                                  ---------------  ----------------
       Total Liabilities.....................................................         371,234,787       358,404,796
                                                                                  ---------------  ----------------

Shareholders' Equity
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,734,686 shares issued at September 30, 2003,
     3,327,160 shares issued at December 31, 2002............................              37,347            33,272
   Paid-in capital...........................................................          22,500,672        16,428,767
   Retained earnings.........................................................           7,571,864        10,495,901
   Accumulated other comprehensive income: net unrealized holding
     gains on securities available-for-sale, net of deferred income tax......             275,440           449,050
   Treasury stock, at cost (75,973 and 200,553 shares at September 30,
     2003 and at December 31, 2002, respectively)............................            (699,796)       (1,787,701)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          29,685,527        25,619,289
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity............................     $   400,920,314  $    384,024,085
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                               ------------------------------    ----------------------------------
                                                   2003              2002             2003               2002
                                               -------------    -------------    --------------    ----------------
Interest Income
   Interest and fees on loans.............     $   5,355,002    $   5,326,071    $   15,839,753    $     15,151,710
   Interest on investment securities:
     Taxable securities...................           182,740          391,758           707,463           1,325,110
     Nontaxable securities................           182,017          216,747           539,051             592,353
   Interest on deposit in other banks.....               104            1,207            28,816               3,600
   Interest on federal funds sold.........             5,261           12,382            34,384              49,603
                                               -------------    -------------    --------------    ----------------
       Total Interest Income..............         5,725,124        5,948,165        17,149,467          17,122,376

Interest Expense
   Interest on deposits...................         1,572,091        2,358,675         5,516,094           7,090,744
   Interest on federal funds purchased and
     securities sold under agreements
     to repurchase........................            20,443           20,755            64,338              56,183
   Interest expense on long-term debt.....           283,254          447,976           945,209           1,395,640
   Interest on subordinated debentures....            21,300               --            21,300                  --
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         1,897,088        2,827,406         6,546,941           8,542,567

Net Interest Income.......................         3,828,036        3,120,759        10,602,526           8,579,809
Provision for loan losses.................           385,000          306,000         1,105,000             668,000

Net Interest Income After Provision for
   Loan Losses............................         3,443,036        2,814,759         9,497,526           7,911,809

Noninterest Income
   Customer service fees..................           207,362          252,568           598,120             798,655
   Insurance commissions..................             8,507           36,215            55,219              79,631
   Mortgage origination fees..............           358,585          289,203         1,060,205             701,393
   Other operating income.................           149,993          237,836           450,431             453,857
   Investment securities gains (losses)...                --            1,082           (16,978)             28,666
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Income...........           724,447          816,904         2,146,997           2,062,202

Noninterest Expenses
   Salaries and employee benefits.........         1,432,870        1,242,699         4,058,598           3,541,145
   Occupancy expense......................           149,708          147,749           464,317             431,506
   Furniture and equipment expense........           236,636          275,477           724,569             700,100
   Other operating expenses...............         1,186,416          939,389         3,415,056           2,621,920
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         3,005,630        2,605,314         8,662,540           7,294,671

Income before income taxes................         1,161,853        1,026,349         2,981,983           2,679,340
Income tax expense........................           365,000          350,798           912,000             890,860
                                               -------------    -------------    --------------    ----------------

Net Income................................     $     796,853    $     675,551    $    2,069,983    $      1,788,480
                                               =============    =============    ==============    ================

Earnings Per Common Share
   Basic..................................     $        0.22    $        0.21    $         0.58    $           0.55
   Diluted................................              0.21             0.19              0.55                0.52

Weighted Average Shares Outstanding
   Basic..................................         3,660,485        3,294,797         3,599,384           3,254,820
   Diluted................................         3,822,959        3,537,214         3,771,632           3,466,481

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                               ------------------------------    ----------------------------------
                                                   2003              2002             2003               2002
                                               -------------    -------------    --------------    ----------------

Net Income..................................   $     796,853    $     675,551    $    2,069,983    $      1,788,480

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during the period............        (779,005)         689,515          (280,024)          1,273,728
     Reclassification adjustments for (gains)
       losses included in net income........              --           (1,082)           16,978             (28,666)
                                               -------------    -------------    --------------    ----------------
       Net unrealized gains (losses)........        (779,005)         688,433          (263,046)          1,245,062
   Income tax expense related to
     items of other comprehensive income....         264,862         (234,068)           89,436            (423,322)
                                               -------------    -------------    --------------    ----------------
Other comprehensive income..................        (514,143)         454,365          (173,610)            821,740
                                               -------------    -------------    --------------    ----------------

Comprehensive Income........................   $     282,710    $   1,129,916    $    1,896,373    $      2,610,220
                                               =============    =============    ==============    ================


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2003              2002
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $     2,069,983  $      1,788,480
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................           1,105,000           668,000
     Net depreciation and amortization.......................................             638,095           529,715
     Realized investment security (gains) losses.............................              16,978           (28,666)
     Deferred tax benefit....................................................                  --           (82,000)
     Decrease in accrued interest receivable.................................              10,134           168,612
     Increase in cash surrender value of life insurance......................             (81,880)          (95,894)
     Decrease in accrued interest payable....................................            (339,449)         (220,581)
     Other...................................................................           1,309,976           652,897
                                                                                  ---------------  ----------------
       Net Cash Provided by Operating Activities.............................           4,728,837         3,380,563
                                                                                  ---------------  ----------------

Investing Activities
   Net increase of securities available-for-sale.............................         (11,103,857)       (4,077,890)
   Net increase in loans to customers........................................         (27,777,409)      (44,696,258)
   Capital expenditures, net.................................................            (470,659)       (2,107,127)
   Proceeds from the disposition of foreclosed real estate...................             698,113           369,936
                                                                                  ---------------  ----------------
       Net Cash Used in Investing Activities.................................         (38,653,812)      (50,511,339)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................           7,008,132        33,969,643
   Net increase (decrease) in certificates of deposit........................          (3,519,970)        5,041,600
   Net increase (decrease) in short-term borrowings..........................            (416,819)        4,374,940
   Proceeds from issuance of common stock....................................             302,800           456,801
   Proceeds (repayments)from long-term debt, net.............................           8,978,572         9,595,238
   Payments to repurchase common stock.......................................             (54,900)               --
   Proceeds from the sale of treasury stock..................................           1,923,595                --
   Cash paid in lieu of fractional shares on stock dividend..................              (1,931)               --
                                                                                  ---------------  ----------------
       Net Cash Provided by Financing Activities.............................          14,219,479        53,438,222
                                                                                  ---------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents.........................         (19,705,496)        6,307,446

Cash and Cash Equivalents at Beginning of Period.............................          30,856,697         7,558,258
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    11,151,201  $     13,865,704
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
   Interest..................................................................     $     6,886,390  $      8,763,148
   Income taxes..............................................................             230,000           925,345

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc., a Georgia corporation (the "Company"), and its wholly-owned subsidiaries: Appalachian Community Bank (the "Bank"), Appalachian Information Management, Inc. ("AIM") and Appalachian Capital Trust I (the "Trust"). The Bank is a product of the 2001 merger of the two wholly-owned bank subsidiaries of the Company at the time, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County). Gilmer County Bank, as the surviving bank, changed its name to Appalachian Community Bank simultaneously with the execution of the merger. AIM was formed as a wholly-owned subsidiary of the Bank to provide in-house data services to the Bank and to offer data processing services to other institutions; however, AIM's operations ceased on November 12, 2002. All significant inter-company transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank and the Trust on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in northern Georgia. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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


Note B - Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003

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


Note C - Income Taxes

     The effective tax rates of approximately 30.6 percent and 33.2 percent for the nine months ended September 30, 2003 and September 30, 2002, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At September 30, 2003, the Company had net unrealized gains of $417,334 in available-for-sale securities, which are reflected in the presented assets and resulted in an increase in shareholders' equity of $275,440, net of deferred tax benefit. There were no trading securities. The net decrease in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2002 to September 30, 2003, was $173,610.


Note E - Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003

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

     Acquired goodwill and other intangible assets at September 30, 2003, are detailed as follows:

                                                                              As of September 30, 2003
                                                                  -------------------------------------------------
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount
                                                                  --------------   ---------------   --------------

Identifiable amortizing assets.................................   $      335,000   $       140,333   $      194,667
Nonamortizing goodwill.........................................        2,335,858           343,967        1,991,891
                                                                  --------------   ---------------   --------------

Total acquired intangible asset................................   $    2,670,858   $       484,300   $    2,186,558
                                                                  ==============   ===============   ==============

     Aggregate amortization expense for the nine months ended September 30, 2003, was $64,709. Aggregate annual amortization expense estimated for the years ending December 31, 2003 and 2004 is $93,836 and $40,883, respectively.


Note G - Stock Based Compensation

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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003

Note G - Stock Based Compensation - Continued

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

     The Company has issued incentive stock options to certain key employees of which options 137,000 are outstanding at September 30, 2003, at exercise prices ranging from $4.00 to $15.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options primarily to directors of the Company, of which options 250,400 are outstanding at September 30, 2003, at an exercise price of $4.00 to $6.00 (the fair market value on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

     The Company's actual and pro forma information follows:

                                           Nine Months Ended September 30,   Three Months September 30,
                                      -------------------------------------  --------------------------------------
                                             2003               2002                 2003                2002
                                      -----------------   -----------------  -------------------  -----------------

Net Income

As Reported.........................  $       2,069,983   $       1,788,480  $           796,853  $         675,551

Deduct:  Total stock-based  employee
compensation expense determined
under fair value  based  method for
all awards,  net of  tax...........             (45,182)            (89,064)             (14,540)           (18,338)
                                      -----------------   -----------------  -------------------  -----------------

Pro forma net income................  $       2,024,801   $       1,699,416  $           782,313  $         657,213
                                      =================   =================  ===================  =================

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003

Note G - Stock Options - Continued

                                                 Nine Months Ended                      Three Months Ended
                                                    September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                             2003               2002                 2003                2002
                                      -----------------   -----------------  -------------------  ------------------

Basic earnings per share:

As Reported.........................  $           0.58    $           0.55   $              0.22  $            0.21
                                      ================    ================   ===================  =================


Pro forma...........................  $           0.56    $           0.52   $              0.21  $            0.20
                                      ================    ================   ===================  =================


Diluted earnings per share:

As Reported.........................  $           0.55    $           0.52   $              0.21  $            0.19
                                      ================    ================   ===================  =================


Pro forma...........................  $           0.54    $           0.49   $              0.20  $            0.19
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

     The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Sarbanes-Oxley Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003

Note I - Commitments and Contingencies

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

     The following represents the Company's commitments to extend credit and standby letters of credit as of September 30, 2003 and December 31, 2002:

                                                                                           Period Ended
                                                                                -----------------------------------
                                                                                  September 30,      December 31,
                                                                                      2003              2002
                                                                                ----------------  -----------------

Commitments to extend credit.................................................   $     46,055,000  $      35,890,000

Standby and commercial letters of credit.....................................            981,000          1,320,000
                                                                                ----------------  -----------------

Total commitments and contingencies..........................................   $     47,036,000  $      37,210,000
                                                                                ================  =================


Note J - Stock Dividends

     On July 1, 2003, the Company issued 332,826 shares of common stock in conjunction with a 10% stock dividend. Weighted average shares and earnings per share data have been retroactively restated to reflect the stock dividend.


Note K - Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures

     On August 28, 2003, Appalachian Capital Trust I ("the Trust"), a Delaware statutory trust established by the Company, received $6,000,000 in proceeds in exchange for the $6,000,000 principal amount of the Trust's floating rate cumulative trust preferred securities (the "Trust Preferred Securities") in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate subordinated debentures (the "Subordinated Debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. The Company accounts for the Trust Preferred Securities as a minority interest. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are presented in the consolidated statements of financial condition as "Guaranteed preferred beneficial interest in the Company's subordinated debentures."

     The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-Looking Statements

     Certain of the statements made in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the economy in Gilmer, Fannin, and Union Counties, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank (as defined herein) to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003

FINANCIAL CONDITION

September 30, 2003 compared to December 31, 2002

Loans

     Loans comprised the largest single category of the Company's earning assets on September 30, 2003. Loans, net of unearned income and allowance for loan losses, were 79.9 percent of total assets at September 30, 2003. Total net loans were $320,429,779 at September 30, 2003, representing an 8.68% increase from $294,825,157 at December 31, 2002. This increase reflects the continued increase in loan demand for the Bank's respective market areas coupled with an increase in the Bank's market share for their respective areas.

Investment Securities and Other Earning Assets

     Investment securities at September 30, 2003, were $51,198,736 compared with $40,374,902 at December 31, 2002, reflecting a 22.11% increase of $10,823,834.
Federal funds sold were $2,113,932 at September 30, 2003, compared to the December 31, 2002, total of $7,756,000, a 72.7% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are maintained, as a tool in managing the daily cash needs of the Bank. The decrease is federal funds sold was the result of Managements decision to increase the investment security portfolio.

Asset Quality

     Asset quality is measured by three key ratios: the ratio of the allowance for loan losses to total nonperforming assets, the ratio of total nonperforming assets to total assets and the ratio of nonperforming loans to total loans. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 0.53% at December 31, 2002 to 1.13% at September 30, 2003. Total non-performing assets at September 30, 2003, were $3.1 million, which consisted of $118,000 in consumer loans, $189,000 in commercial and industrial loans, $1.4 million in loans secured by real estate and $1.4 million of foreclosed real estate. Nonperforming assets at December 31, 2002, were $6.1 million. The ratio of total nonperforming assets to total assets decreased from 1.60% at December 31, 2002 to 0.77% at September 30, 2003, and the ratio of nonperforming loans to total loans decreased from 1.73% at December 31, 2002 to 0.55% at September 30, 2003. The decrease in nonperforming assets is due to two commercial relationships that were identified during 2002 and were resolved by management. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

     Total deposits at September 30, 2003, were $319,770,918, an increase of $3,488,162 or 1.1 % over total deposits of $316,282,756 at year-end 2002.
Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $1,136,657 or 5.19% from year-end 2002 to $23,033,715 at September 30, 2003, and interest-bearing deposits increased $2,351,505 or 0.80% during the same period to $296,737,203. The Company is focusing on the local markets for deposits, but it is also
monitoring   alternative   funding   sources  to  maximize  the  return  to  its
shareholders.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003

Securities Sold Under Agreements To Repurchase

     Securities sold under agreements to repurchase totaled $5,511,805 at September 30, 2003, a $416,819 decrease from the December 31, 2002, total of $5,928,624. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

Shareholders' Equity

     Shareholders' equity increased $4,066,238 from $25,619,289 at December 31, 2002, to $29,685,527 at September 30, 2003. This increase was mainly attributable to net income of $2,069,983 and the sale of 128,241 shares of treasury stock for a total of $1,923,595.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $210 million or 64.8% of the total loan portfolio at September 30, 2003, while there were no investment securities maturing in one year or less. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks, from available lines of credit of up to an aggregate of $18 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

     To maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line was approximately $59 million as of September 30, 2003. At September 30, 2003, the outstanding balance of Appalachian Community Bank's credit line was $37,714,286.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003

Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Term Loan. On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. At June 30, 2003, the balance on the Term Loan was $3,943,000. Interest on the outstanding amounts under the Term Loan was payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points, and principal repayment was due in seven equal annual installments, each in the amount of $657,000, beginning on April 1, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, was due and payable in a final installment on March 31, 2010. On September 9, 2003, the Company repaid in full the outstanding principal of and the accrued interest on the Term Loan, in the amount of $4,009,634, from the proceeds of the issuance and sale by the Company, on August 28, 2003, of $6,000,000 of variable-rate trust preferred securities (the "Trust Preferred Securities").

     Trust Preferred Securities. The Trust Preferred Securities have a maturity date of August 28, 2033, with quarterly interest payable on the 8th day of each February, May, August and November at the rate of 3% over the three-month London Interbank Offered Rate, as reported at the end of the preceding calendar quarter. The Company, in addition to the repayment of the Term Loan in the amount of $4,009,634 on September 9, 2003, also contributed $500,000 to the capital of the Bank on September 29, 2003, retaining the remaining balance of $1,490,366 for operating expenses and as a future source of capital for the Bank.

     Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital, proceeds of the Trust Preferred Securities and retained earnings (less intangible assets), amounted to $33.2 million at September 30, 2003. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $36.7 million at September 30, 2003. The Company's percentage ratios as calculated under regulatory guidelines were 10.18% and 11.25% for Tier 1 and Total Capital, respectively, at September 30, 2003, exceeding the minimum ratios of 4.0% and 8.0%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles bears to total assets minus intangibles. At September 30, 2003, the Company's leverage ratio was 8.43% exceeding the regulatory minimum requirement of 4%.

     There have been no cash dividends during 2002 or 2003 paid by the Bank to the Company.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


     The Company received approval from the Federal Reserve to issue trust-preferred securities. The Company issued $6 million in floating rate securities on August 28, 2003. The issuance of the securities made the Company "well capitalized" according to regulatory guidelines. The specifics related to the trust preferred issuance are included in the attached exhibits and in Note K to the financial statements.


RESULTS OF OPERATIONS

Nine months and three months ended September 30, 2003 and September 30, 2002

Summary

     Net earnings for the nine months ended September 30, 2003, were $2,069,983 compared to net earnings of $1,788,480 for the same period in 2002. This 15.7% increase in net earnings is primarily attributable to the re-pricing of longer-term high cost certificates of deposit and a focus on reducing the Company's cost of funds. Net interest income increased $2,022,717 (23.6%) during the first nine months of 2003 as compared to the same period in 2002; noninterest expenses increased $1,367,869 (18.8%) during the same period, while noninterest income increased by $84,795 (4.1%). Total interest expense decreased $1,995,626 (23.4%) during the first nine months of 2003 as compared to the same period in 2002.

     Net earnings for the quarter ended September 30, 2003, were $796,853 compared to net earnings of $675,551 for the quarter ended September 30, 2002. This represents an 18% increase as compared to the same period in 2002 and is a result of the same causes noted for the nine months ended September 30, 2003 and 2002. Total interest expense decreased by $930,318 compared to the same period in 2002. Net interest income increased $707,277 during the three months ended September 30, 2003, as compared to the same period in 2002; noninterest expenses increased $400,316 during the same period, while noninterest income decreased by $92,457.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2003, increased $27,091 (0.16%) from the same period in 2002. Interest expense for the nine months ended September 30, 2002, decreased $1,995,626 or (23.4%) compared to the same period in 2002. The overall increase in net interest income is a result of the Company's focus on reducing its cost of funding.

     Net interest income increased $707,277 or 22.7% during the quarter ended September 30, 2003, as compared to the same period in 2002. A decrease of $223,041 or 3.75% in revenue from earning assets coupled with a decrease in total interest expense of $930,318 or 32.9% are the principal reasons for the increase in net interest income for the quarter.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $1,105,000 for the nine months ended September 30, 2003, compared to $668,000 for the same period of

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


2002. Charge-offs exceeded recoveries by $843,762 for the nine months ended September 30, 2003. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.08% at September 30, 2003, compared to 1.09 percent at year-end 2002.

     The provision for loan losses was $385,000 for the three months ended September 30, 2003, compared to $306,000 for the same period in 2002.

     The increased provisions for the three and nine-month periods ended September 30, 2003, as compared to the same periods of 2002, are directly attributable to loan growth and two commercial relationships that the Company recognized as charge-offs.

Noninterest Income

     Noninterest income for the nine months ended September 30, 2003, was $2,146,997 compared to $2,062,202 for the same period in 2002. This increase was primarily due to a rise in mortgage origination fees of $358,812 offset by a decrease in customer service fees of $200,535 in the first nine months of 2003 as compared to the same period in 2002.

     Noninterest income decreased by $92,457 or 11.3% in the three months ended September 30, 2003, as compared to the same period in 2002.

Noninterest Expenses

     Noninterest expenses for the nine months ended September 30, 2003, were $8,662,540, reflecting an 18.8% increase over the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which increased to $4,058,598 for the nine months ended September 30, 2003, 14.61% percent higher than in the same period in 2002. Occupancy costs increased $32,811 and furniture and equipment expenses increased by $24,469. Other operating expenses rose by 30.25% to $3,415,056.

     Noninterest expenses increased by $400,316 for the quarter ended September 30, 2003, as compared to the same period in 2002. Salaries and employee benefits increased by $190,171 for the three months ended September 30, 2003, which was 15.3% higher than the same period in 2002. Occupancy costs increased by $1,959 and other operating expenses increased by $247,027 for the third quarter of 2003 as compared with the same period in 2002.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. Management is attempting to reduce its tax burden by purchasing tax-exempt securities. The provision for income taxes for the nine months ended September 30, 2003, was $912,000, an increase of $21,140 compared to the same period in 2002 due to increased net income.

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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first interim or annual period ending after December 15, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact on the Consolidated Financial Statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2003, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2002. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


     The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2002.


                       Interest Rate Sensitivity Analysis

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                              (In thousands, except ratios)

Interest-earning assets (1)
   Loans............................  $    18,574  $    24,524  $   101,548  $   129,561  $    19,033   $   293,240
   Securities:
     Taxable........................           --        2,127        6,566        8,827        7,541        25,061
     Tax-exempt.....................           --           --          104        1,732       13,478        15,314
   Time deposits in other banks.....        8,399           --           --           --           --         8,399
   Federal funds sold...............        7,756           --           --           --           --         7,756
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           34,729       26,651      108,218      140,120       40,052       349,770
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       27,513       27,512       27,512           --           --        82,537
   Savings deposits (3).............       13,741       13,740       13,740           --           --        41,221
   Time deposits....................       11,570       23,321       99,494       36,243           --       170,628
   Other short-term borrowings......        5,929           --           --           --           --         5,929
   Long-term debt...................        2,100        7,150       11,793        8,343        5,350        34,736
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           60,853       71,723      152,539       44,586        5,350       335,051
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest sensitivity gap............  $   (26,124) $   (45,072) $   (44,321) $    95,534  $    34,702   $    14,719
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   (26,124) $   (71,196) $  (115,517) $   (19,983) $    14,719
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.57         0.37         0.71         3.14         7.49
                                      ===========  ===========  ===========  ===========  ===========

Cumulative ratio....................         0.57         0.46         0.59         0.94         1.04
                                      ===========  ===========  ===========  ===========  ===========

Ratio of cumulative gap to total
   interest-earning assets..........        (0.07)       (0.20)       (0.33)       (0.06)        0.04
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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003

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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003


                                                                                         Percentage Increase
                                                                                        (Decrease) in Interest
                                                                                         Income/Expense Given
                                                                                         Interest Rate Shifts
                                                                                  --------------------------------
                                                                                     Down 200           Up 200
                                                                                   Basis Points      Basis Points
                                                                                  --------------    --------------
For the Twelve Months After December 31, 2002

Projected change in:
   Interest income...........................................................             (11.43)%           11.57%
   Interest expense..........................................................             (12.18)            13.21
                                                                                  --------------    --------------

   Net interest income.......................................................             (11.04)%           10.70%
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



              [The remainder of this page intentionally left blank]

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2003

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On August 28, 2003, the Company, through its affiliate Appalachian Capital Trust I, issued $6,000,000 in variable-rate trust preferred securities known as Appalachian Capital Trust I Preferred Securities (the "Trust Preferred Securities"). The Trust Preferred Securities were issued and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. An underwriting fee of 3% of the amount of issuance was payable to Citigroup under the terms of the transaction. The Company used $4,009,634 of the proceeds from the issuance of the Trust Preferred Securities (the "Trust Preferred Proceeds") to prepay its outstanding correspondent-bank lines of credit, on September 9, 2003. The Company then contributed $500,000 of the Trust Preferred Proceeds to the capital of the Bank on September 29, 2003, retaining the remaining balance of the Trust Preferred Proceeds in the amount of $1,490,366 for operating expenses and as a future source of capital for the Bank.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits. The following Exhibits are filed with this report:

      Exhibit No.                                       Exhibit                                           Page
      -----------    -----------------------------------------------------------                       ---------

          4.1  Indenture,  dated as of  August  28,  2003,  between  Appalachian
               Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee (contained as an exhibit to the Company's Current Report filed on Form 8-K, dated October 23, 2003).

          10.1 Amended and Restated Declaration of Trust, dated as of August 28,
               2003,  by and among  Appalachian  Bancshares,  Inc.,  as Sponsor,
               Wilmington Trust Company,  as Institutional  Trustee and Delaware
               Trustee, and Tracy Newton and Darren Cantlay, as Administrators of Appalachian Capital Trust I (contained as an exhibit to the Company's Current Report filed on Form 8-K, dated October 23,
               2003).

          10.2 Indenture,  dated as of  August  28,  2003,  between  Appalachian
               Bancshares, Inc., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 hereto)

          10.3 Guarantee  Agreement,  dated  as  of  August  28,  2003,  between
               Appalachian Bancshares,  Inc., as guarantor, and Wilmington Trust
               Company,  as trustee  (contained  as an exhibit to the  Company's
               Current Report filed on Form 8-K, dated October 23, 2003).

          11   Computation of Earnings Per Share                                                           24

          31.1 Certificate of the Chief  Executive  Officer  pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.                                                      25

          31.2 Certificate of the Chief  Financial  Officer  pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.                                                      26

          32   Certificate  pursuant  to 18  U.S.C.  Section  1350,  as  adopted
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                   27

     (b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2003

                                         APPALACHIAN BANCSHARES, INC.


                                         /s/ Tracy R. Newton
                                         --------------------------------------
                                         Tracy R. Newton
                                         President and CEO
                                         (Duly authorized officer)


                                         /s/ Darren M. Cantlay
                                         --------------------------------------
                                         Darren M. Cantlay
                                         Chief Financial Officer
                                         (Principal financial officer)

EXHIBIT 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE




     The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002. Average shares outstanding have been retroactively adjusted on an equivalent share basis for the effects of the 10% stock dividend as discussed in the notes to the financial statements.


                                                                Three Months                   Nine Months
                                                            Ended September 30,             Ended September 30,
                                                     ------------------------------   -----------------------------
                                                         2003             2002             2003           2002
                                                     -------------    -------------   -------------  --------------
Basic Earnings Per Share:
   Net Income....................................    $     796,853    $     675,551   $   2,069,983  $    1,788,480
                                                     =============    =============   =============  ==============

   Earnings on common shares.....................          796,853          675.551       2,069,983       1,788,480
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic.........................        3,660,485        3,294,797       3,599,384       3,254,820
                                                     =============    =============   =============  ==============

   Basic earnings per common share...............    $        0.22    $        0.21            0.58            0.55
                                                     =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net Income....................................    $     796,853    $     675,551   $   2,069,983  $    1,788,480
                                                     =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted.......................        3,822,959        3,537,214       3,771,632       3,466,481
                                                     =============    =============   =============  ==============

   Diluted earnings per common share.............    $        0.21    $        0.19            0.55            0.52
                                                     =============    =============   =============  ==============

EXHIBIT 31.1


                                   CERTIFICATE

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

     (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]; and

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

Date:  November 14, 2003

/s/ Tracy R. Newton
-------------------------------------
Tracy R. Newton
President and Chief Executive Officer

EXHIBIT 31.2


                                   CERTIFICATE

     I, Darren M. Cantlay, certify that:

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

     (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]; and

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

Date: November 14, 2003

/s/ Darren M. Cantlay
------------------------------------
Darren M. Cantlay
Chief Financial Officer

EXHIBIT 32


                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Darren C. Cantlay, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2003             By:  /s/ Tracy R. Newton
                                          -------------------------------------
                                          Tracy R. Newton
                                          President and Chief Executive Officer

Date:  November 14, 2003             By:  /s/ Darren M. Cantlay
                                          -------------------------------------
                                          Darren M. Cantlay
                                          Chief Financial Officer