Form 10-K
period 2003-12-31
APPALACHIAN BANCSHARES INC
filed 2004-03-30
CIK 1019883

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                               -------------------
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the Fiscal Year Ended December 31, 2003 Commission File No. 000-21383

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes   X     No
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2): Yes        No   X
                                         -----     -----

There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at June 30, 2003 was $41,071,200, based on a per share price of $15, which is the price of the last trade of which management is aware on or before such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 19, 2004, there were 3,697,359 shares of the registrant's Common Stock outstanding.


Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                                 APPALACHIAN BANCSHARES, INC.

                                                 2003 Form 10-K Annual Report


                                                      TABLE OF CONTENTS



    Item Number                                                                                         Page or
   in Form 10-K                                          Description                                    Location
----------------      ---------------------------------------------------------------------------       --------

   PART I

   Item 1.            Business...................................................................            2

   Item 2.            Properties.................................................................            8

   Item 3.            Legal Proceedings..........................................................            9

   Item 4.            Submission of Matters to a Vote of Security Holders........................            9

   PART II

   Item 5.            Market for the Registrant's Common Equity and Related
                      Stockholder Matters........................................................            9

   Item 6.            Selected Financial Data....................................................           12

   Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................           13

   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.................           35

   Item 8.            Financial Statements and Supplementary Data................................           35

   Item 9.            Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................           70

   Item 9A.           Controls and Procedures....................................................           70

PART III

   Item 10.           Directors and Executive Officers of the Registrant.........................           70

   Item 11.           Executive Compensation.....................................................           70

   Item 12.           Security Ownership of Certain Beneficial Owners and Management.............           70

   Item 13.           Certain Relationships and Related Transactions.............................           70

   Item 14.           Principal Accountant Fees and Services.....................................           70

PART IV

   Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........           71

Signatures


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

     The Bank conducts business from four locations in three adjacent counties (Gilmer, Fannin and Union) and has correspondent relationships with several banks, including The Bankers Bank, Crescent Bank and Trust Company, SunTrust Bank, SouthTrust Bank, National Bank of Commerce of Birmingham and the Federal Home Loan Bank of Atlanta. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank's branches located in Gilmer County currently operate under the trade name "Gilmer County Bank."

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

Employees

     Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. At December 31, 2003, the Bank had a total of 130 employees, 108 of which were full-time employees. The Company and the Bank are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

Lending Activities

     General. The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Bank makes consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the poultry industry constituted approximately 6.9% of the Bank's total loans at December 31, 2003.

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

     Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting approximately $271 million, or 81.6%, of the Bank's total loans at December 31, 2003. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans.

     Commercial Loans. The Bank makes loans for commercial purposes to various lines of businesses. At December 31, 2003, the Bank held approximately $32 million, or 9.7% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 2003, the Bank held approximately $20.5 million in consumer loans, representing 6.2% of the Bank's total loans.

     Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers' loan committee. Individual officers' lending limits range from $15,000 to $500,000, depending on seniority and the type of loan. The officers' loan committee, which consists of the president, executive vice president and senior vice president, has a lending limit of $1,000,000 secured and up to $100,000 unsecured. Loans exceeding $1,000,000 require the approval of the majority of the directors' loan committee, which is made up of six of the Bank's directors.

     The Bank has a continuous loan review procedure, involving multiple officers of the Bank, that is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Bank has contracted with a specialist for an independent assessment of the loan portfolio. The specialist reviews loans on a quarterly basis.

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

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2003.

                                   Deposit Mix

                                                                                      December 31, 2003

         Non-interest bearing demand..............................................                 7.15%
         Interest-bearing demand..................................................                22.74%
         Savings..................................................................                14.60%
         Time Deposits............................................................                31.86%
         Certificates of Deposit of $100,000 or more..............................                23.65%
                                                                                    -------------------
           Total..................................................................               100.00%
                                                                                    ===================

     The Bank is a member of the Star ATM network of automated teller machines, which permits the Bank's customers to perform certain transactions in numerous cities throughout Georgia and in other states. The Bank's charter provides for trust powers but only upon application to the DBF. To date, the Bank has not submitted, and has no plans to submit, such an application.

Competition and Market Area

     The banking business is highly competitive. The Bank competes with other commercial banks, thrift institutions, credit unions, and money market mutual fund providers operating in Ellijay, Georgia (Gilmer County), Blue Ridge, Georgia (Fannin County), Blairsville, Georgia (Union County) and elsewhere. Some banks with which the Bank competes have significantly greater resources and higher lending limits (by virtue of their greater capitalization). Credit unions and money market mutual fund providers with which the Bank competes may have competitive advantages as a result of being subject to different, and possibly less stringent, regulatory requirements.

     The Bank serves the areas of Gilmer County, Fannin County, Union County, Towns County, northern Pickens County, western Dawson County and southeastern Murray County, Georgia. The Bank encounters competition in its primary service area and in surrounding areas from other commercial banks. As of December 31, 2003, three non-locally-owned banks had offices in Gilmer County, two locally-owned banks and one non-locally-owned bank had offices in Blairsville (Union County), and four non-locally-owned banks had offices in Fannin County. In addition, many local businesses and individuals have deposits outside the primary service area of the Bank.

Monetary Policies

     The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

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

The Company

     General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

     Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

     o acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

     o    merge or consolidate with another bank holding  company;  or

     o    acquire substantially all of the assets of any additional banks.

     Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act of 1999, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

     With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

     The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

     Financial Services Modernization. The laws and regulations that affect banks and bank holding companies underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies,
(iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

     Transactions with Affiliates. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

The Bank

     General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the Federal Deposit Insurance Corporation. Georgia state laws regulate, among other things, the scope of the Bank's business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Deposit Insurance Corporation evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

     Federal Deposit  Insurance  Corporation  Improvement Act. Under the Federal
Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Georgia has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

     Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

     The FDIC and Federal Reserve also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3% is required for the most highly rated bank holding companies and banks. Other bank holding companies, banks and bank holding companies seeking to expand, however, are required to maintain minimum leverage ratios of at least 4% to 5%.

     The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation and the Federal Reserve, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

     International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

     Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution's liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted to address corporate and accounting fraud. The act established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

     The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.


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

     The Bank's branch located in East Ellijay, Georgia, which operates under the trade name "Gilmer County Bank," has three teller stations, a drive-in window and an ATM. The Bank has a long-term lease for this location and pays annual rent of $31,400.

     The Bank's branch in Blue Ridge, Georgia has a drive-in window, three teller stations, four offices, and an ATM. The Bank has a 24-month lease (with an additiona1 24 month renewal option) for the land on which this branch is located and pays annual rent of $32,000. The Bank has purchased 2.6 acres in Blue Ridge to construct a permanent branch location. Construction has begun on a 9,000 square foot branch and a 3,500 square foot community building. Construction is expected to be completed by June 1, 2004.

     The Bank's operations area is located in a building owned by the Bank located at 9 Russell Drive, Ellijay, Georgia. This location houses the Bank's computer center, accounting, bookkeeping and data processing services. In addition, the building includes an additional 8,000 approximate square feet, which is leased by the Bank to two separate third parties for $67,200 per year. The bank also leases a building directly behind the operations building, which contains additional operations employees. The bank has a two-year lease for this space and pays annual rent of $16,800.

     Management believes that the physical facilities maintained by the Company and the Bank are suitable for their current operations.


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


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Market Information

     There is no established trading market for the Company's common stock, $0.01 par value per share (the "Common Stock"), which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Common Stock or as to the prices at which Common Stock has traded. In 1998, Wachovia Securities, Inc. was approved as a market maker for the Company's Common Stock.

     In July 2003, the Company paid a ten percent stock dividend (the "Stock Dividend") to shareholders of record as of May 27, 2003. All amounts presented in this Report and in the financial statements are adjusted to reflect the Stock Dividend. The Stock Dividend created a small decrease in shareholders' equity for cash paid in lieu of fractional shares in the amount of $1,931.



              [The remainder of this page intentionally left blank]

     Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2003. To the best of management's knowledge, the last trade in December 2003 was executed at a price of $15.00 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                                                            Estimated Price
                                                                                            Range Per Share
                                                                                    -------------------------------
                                                                                        High               Low
                                                                                    -------------    --------------
2003:
   First Quarter.................................................................   $       16.00    $        15.00
   Second Quarter................................................................           15.00             15.00
   Third Quarter.................................................................           15.00             15.00
   Fourth Quarter................................................................           15.00             13.37

2002:
   First Quarter.................................................................   $       17.00    $        15.00
   Second Quarter................................................................           16.00             15.00
   Third Quarter.................................................................           15.00             15.00
   Fourth Quarter................................................................           15.00             15.00

Holders

     At March 19, 2004, the Company had 3,697,359 shares of Common Stock outstanding held by approximately 1,408 shareholders of record.

Recent Sales of Unregistered Securities

     On December 2, 2002, the Company commenced a private placement offering, to accredited investors only, of up to 200,000 shares of Common Stock, at an aggregate offering price of $3,000,000 ($15.00 per share) (the "Offering"). The Company sold 180,687 shares of Common Stock through the Offering, which expired on June 30, 2003. The Offering was made without the services of an underwriter and without any advertising or promotion, and sales therein were solicited only by certain of the Company's executive officers and directors, none of whom received any commission or remuneration for their efforts. Further, the securities sold in the Offering were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), based on the exemption set forth in Rule 506 of Regulation D, promulgated under the Securities Act, which provides that registration is not required where, among other things, all of the purchasers in such an offering are "accredited investors," as that term is defined in Section 2(a)(15) of the Securities Act and Rule 501 of Regulation D. Purchasers of shares of Common Stock in the Offering are entitled to certain registration rights with respect to such shares and are subject to certain call rights of the Company.

Dividends

     The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has not paid any cash dividends to date. The Company paid a 10% stock dividend on July 1, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

     At a prior Annual Meeting, the Company's shareholders adopted a Stock Compensation Program (the "Stock Program"). The following table reflects the number of shares to be issued upon the exercise of options granted under the Stock Program, the weighted-average exercise price of all such options, and the total number of shares of Common Stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2003.


                                                                                                   Number of
                                                        Number of                               Equity Securities
                                                       Securities                                   Remaining
                                                      to be Issued       Weighted-average      Available for
                                                    Upon the Exercise      Exercise Price        Future Issuance
                                                     of Outstanding        of Outstanding           Under the
            Plan Category                                Options               Options            Stock Program
------------------------------------               ------------------    -----------------     -----------------

Equity Compensation Plans
   Approved by Shareholders....................               433,140    $            5.65               233,900
Equity Compensation Plans
   Not Approved by Shareholders................                    --                   --                    --
                                                   ------------------    -----------------     -----------------

   Total.......................................               433,140    $            5.65               233,900
                                                   ==================    =================     =================




              [The remainder of this page intentionally left blank]

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the year ended December 31, 2003, and the previous four years. All averages are daily averages.

                                                                          Years Ended December 31,
                                                       ------------------------------------------------------------
                                                           2003         2002        2001        2000       1999
                                                       ----------    ---------   ---------   ----------  ----------
                                                           (Dollars in thousands except per share data and ratios)
Earnings Summary
   Interest income..................................   $   22,996    $  22,892   $  23,890   $   21,970  $   16,139
   Interest expense.................................        8,257       11,425      13,675       13,325       9,139
   Net interest income..............................       14,739       11,467      10,215        8,645       7,000
   Provision for loan losses........................        1,465        1,028       1,294          922         880
   Noninterest income...............................        2,797        2,937       2,411        1,159         845
   Noninterest expense..............................       11,732        9,702       7,831        6,381       5,561
   Income tax expense...............................        1,253        1,006         963          872         139
   Net income.......................................        3,086        2,668       2,538        1,629       1,265

Per Share Data
(Retroactively adjusted to give effect to stock splits/dividends)
   Net income - basic...............................   $     0.86    $    0.81  $     0.81   $     0.54  $     0.44
   Net income - diluted.............................         0.81         0.76        0.75         0.50        0.40
   Cash dividends declared per common share.........         0.00         0.00        0.00         0.00        0.00

Selected Period End Balances
   Total assets.....................................      409,617      384,024     319,679      270,943     223,315
   Loans............................................      332,307      298,063     250,569      214,124     169,106
   Securities.......................................       55,363       40,375      49,394       32,541      28,536
   Earning assets...................................      388,530      354,593     303,923      253,263     207,501
   Deposits.........................................      332,919      316,283     264,028      214,169     186,730
   Long-term borrowings.............................       36,879       34,736      29,654       34,539      16,964
   Shareholders' equity.............................       31,082       25,619      20,591       17,669      12,421
   Shares outstanding...............................        3,659        3,439       3,170        3,143       1,480

Selected Average Balances
   Total assets.....................................      393,553      354,164     299,167      259,799     203,703
   Loans............................................      316,605      276,733     234,031      204,436     150,691
   Securities.......................................       49,951       50,933      40,462       34,393      33,192
   Earning assets...................................      370,654      333,777     280,884      243,038     191,540
   Deposits.........................................      320,833      290,961     241,933      206,787     175,025
   Long-term borrowings.............................       35,782       34,017      33,028       29,024      12,798
   Shareholders' equity.............................       28,447       22,454      19,821       15,045      11,950
   Shares outstanding - basic.......................        3,610        3,278       3,146        3,031       2,917

Ratios
   Return on average assets.........................         0.78%         0.75%      0.85%        0.63%       0.62%
   Return on average equity.........................        10.85         11.88      12.80        10.83       10.59
   Net interest spread..............................         3.90          3.32       3.75         3.39        3.52
   Total capital....................................        11.55          8.59       8.32         8.25        7.41
   Tier 1 capital...................................        10.46          7.54       7.16         7.22        6.34
   Leverage ratio...................................         8.58          6.07       5.87         5.72        5.22
   Average equity to average assets.................         7.23          6.34       6.63         5.79        5.87


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, included in this Report. This discussion should be read in conjunction with information provided in the Company's consolidated financial statements and notes thereto. Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.


                           Forward-Looking Statements

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer, Fannin and Union Counties, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Summary

     The Company's net income of $3,086,580 for the year ended December 31, 2003 represented an increase of $418,572 or 15.7%. The Company's net income of $2,668,008 for the year ended December 31, 2002, represents an increase of $129,910 or 5.1%. The Company's net income of $2,538,098 for the year ended December 31, 2001, represented an increase of $908,667 or 55.8%. The increase in net income for these periods relates to increased loan growth and improved interest rate management coupled with proper management of expenses.

     Earnings per share increased to $0.86 ($0.81 on a diluted basis) in 2003, up from $0.81 ($0.76 on a diluted basis) in 2002 and $0.81 ($0.75 on a diluted basis) in 2001. Return on average assets, which reflects the Bank's ability to utilize its assets, was 0.78% in 2003, compared to 0.75% in 2002, and 0.85% in 2001. Return on average shareholders' equity decreased to 10.85% in 2003 and decreased to 11.88% in 2002, compared to 12.80% in 2001. The decline in this ratio is due in large part to continued growth and expansion in the Company. During 2002 and 2003, the Company sold 180,687 shares of common stock for net proceeds of $2,710,306 to support future expansion. Options exercised in 2003 and 2002 generated proceeds of $529,330 and $1,021,498, respectively. Also during 2002, the Company issued and sold 12,859 shares to its 401(k) plan for $163,660.

     The Company plans to continue its objectives of maintaining asset quality and providing superior service to its customers. The Company's strategic plan in the short run includes controlled growth with a focus on developing banking relationships. The Company plans to provide the best value in deposit services and loan products to its customers. During 2003, the Company placed a strong focus on improving the net interest margin. Pricing models were put in place to assist loan officers with structuring loan products to fit our customers' needs, as well as deposit pricing models to assist with funds management. The Company is also taking advantage of alternative funding sources when needed. Some of the alternative sources include the national CD market, brokered CD market, the Federal Home Loan Bank and repurchase agreements. The results of this effort are beginning to show in the Company's margin and bottom line.

Critical Accounting Policies

     The Company has established various accounting policies which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimate used in the preparation of the Consolidated Financial Statements. Refer to Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, and the allowance for loan loss discussions in Note 7 and
Item 7 for a description of the estimation processes and methodology related to the allowance for loan losses.

Financial Condition

Earning Assets

     The Bank's earning assets, which include deposits in other banks, federal funds sold, securities and loans, averaged $370,654,000, or 94.2% of average total assets in 2003, $333,777,000, or 94.2% of average total assets, in 2002, compared to $280,884,000, or 93.9% of average total assets, in 2001. The mix of average earning assets comprised the following percentages:

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------    -----------

Deposits in other banks................................................            0.21%        0.30%          0.14%
Federal funds sold.....................................................            0.89         1.53           2.13
Investment securities..................................................           13.48        15.26          14.41
Loans..................................................................           85.42        82.91          83.32

     The mix of average earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

     The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31 in each of the last three years.

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------    -----------
                                                                                        (In thousands)

Interest-bearing deposits with banks....................................   $       274   $     8,399    $       746
Securities..............................................................        55,363        40,375         49,394
Federal funds sold......................................................           586         7,756          3,214
Loans:
   Real estate..........................................................       271,217       238,768        202,107
   Commercial and other.................................................        61,090        59,295         48,462
                                                                           -----------   -----------    -----------
     Total loans........................................................       332,307       298,063        250,569
                                                                           -----------   -----------    -----------

Interest-earning assets ................................................   $   388,530   $   354,593    $   303,923
                                                                           ===========   ===========    ===========

     The Bank has intentionally avoided the growing national market in loans to finance leveraged buy-outs, and has participated in no nationally syndicated leveraged buy-out loans. It has also avoided exposure to lesser developed country ("LDC") debt, and has no LDC loans in its portfolio.

Federal Funds Sold

     Management maintains federal funds sold as a tool in managing the Bank's daily cash needs. Federal funds sold at December 31, 2003 and 2002 were $586,000 and $7,756,000, respectively. Average federal funds sold for 2003 was approximately $3,314,000, or 0.89% of average earning assets, and for 2002 was approximately $5,104,000, or 1.53% of average earning assets. The decrease in year-end federal funds resulted from the Bank's focus on improving the net-interest margin. The Bank worked towards minimizing federal funds sold in this low rate environment to maximize its use of earning assets.

Securities Portfolio

     At December 31, 2002, $40,374,902 of the Bank's securities were classified as available-for-sale, while at December 31, 2003, $55,363,327 of the Bank's securities were classified as available-for-sale.

     The composition of the Bank's securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control the Bank's interest rate position while, at the same time, producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2003, gross securities sales were $5,368,830 and maturities were $23,121,518, representing 10.75% and 46.29%, respectively, of the average portfolio for the year. Net losses associated with sales and maturities totaled $16,978 in 2003. Gross unrealized gains in the portfolio amounted to $966,919 at year-end 2003 and unrealized losses amounted to $316,263. During 2002, gross sales amounted to $12,597,325 and maturities amounted to $34,322,603, representing 24.7% and 67.4% of the average portfolio, respectively. Net gains associated with sales and maturities totaled $285,525 in 2002. Gross unrealized gains in the portfolio amounted to $698,255 at year-end 2002 and unrealized losses amounted to $17,876.

     Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk.
Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Bank's purchases of mortgage-backed securities during 2003, 2002 and 2001 did not include securities with these characteristics. The recoverability of the Bank's investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

     The following table presents the carrying amounts of the securities portfolio at December 31 in each of the last three years.

                                           Securities Portfolio

                                                                                      December 31,
                                                                     ----------------------------------------------
                                                                         2003             2002            2001
                                                                     -------------   -------------   --------------
                                                                                     (In thousands)

Securities Available-for-Sale:
   U.S. treasury and government agencies........................     $      20,074   $       8,579   $       14,691
   Mortgage-backed securities...................................            19,205          14,759           19,340
   State and municipal securities...............................            14,355          15,314           13,805
   Equity securities............................................             1,729           1,723            1,558
                                                                     -------------   -------------   --------------

     Total......................................................     $      55,363   $      40,375   $       49,394
                                                                     =============   =============   ==============


     In 2003, average taxable securities were 69.9% of the portfolio, compared to 68.2% in 2002 and 69.7% in 2001.

     The maturities and weighted average yields of the investments in the 2003 portfolio of securities are presented below. The average maturity of the securities portfolio is 7.27 years with an average yield of 5.28%. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations.

                                     Security Portfolio Maturity Schedule

                                                                       Maturing
                                    ------------------------------------------------------------------------------
                                         Within            After One But       After Five But           After
                                        One Year          Within Five Years   Within Ten Years        Ten Years
                                    -----------------    ------------------   -----------------   ----------------
                                     Amount     Yield     Amount      Yield    Amount     Yield    Amount    Yield
                                    --------    -----    --------     -----   --------    -----   --------   -----
                                                      (Amounts in thousands, except percentages)
Securities Available-for-Sale

   U.S. Government agencies......   $     --     0.00%  $  16,072      2.95%  $  4,002     3.30%  $     --    0.00%
   Mortgage-backed...............      7,362     2.67       7,580      3.82        537     5.34      3,726    4.90
   State and municipal...........         --     0.00         276      6.12      2,214    28.60     11,865    7.42
   Equity securities.............         --     0.00          --      0.00         --     0.00      1,729    3.50
                                    --------            ---------             --------            --------

Total Securities.................   $  7,362            $  23,928             $  6,753            $ 17,320
                                    ========            =========             ========            ========

     There were no securities held by the Company of which the aggregate value on December 31, 2003 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

     There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Loan Portfolio

     Loans make up the largest component of the Bank's earning assets. At December 31, 2003, the Bank's total loans were $332,306,446, compared to total loans of $298,063,055 at the end of 2002. In 2003, average net loans represented 85.4% of average earning assets and 80.4% of total average assets, while in 2002 average net loans represented 82.9% of average earning assets and 78.1% of total average assets. This was the result of continued strong loan demand and the expansion of the Bank's branch in Blue Ridge, Georgia. The ratio of total loans to total deposits was 99.8% in 2003 and 94.2% in 2002.

     The following table shows the classification of loans by major category at December 31, 2003, and for each of the preceding four years.

                                 Loan Portfolio

                                                             December 31,
                                  -------------------------------------------------------------------------------------------------
                                        2003                2002                2001                 2000               1999
                                  -----------------  -----------------    ------------------    ----------------   ----------------
                                            Percent            Percent               Percent             Percent            Percent
                                  Amount   of Total  Amount   of Total    Amount    of Total    Amount  of Total   Amount  of Total
                                  -------  --------  -------  --------    -------   --------    ------- --------   ------- --------
                                                                     (Dollars in thousands)


Commercial, financial
    .and agricultural            $ 34,613     10.4% $ 33,449     11.2%   $ 29,092      11.6%   $ 36,320    17.0%  $ 35,375     20.9%
Real estate - construction        104,619     31.5    73,242     24.6      54,255      21.7      22,057    10.3     13,941      8.2
Real estate - other (1)           166,598     50.1   165,526     55.5     147,852      59.0     136,718    63.8    103,413     61.2
Consumer.........                  20,535      6.2    20,296      6.8      19,370       7.7      17,254     8.1     15,026      8.9
Other loans......                   5,942      1.8     5,550      1.9          --       0.0       1,775     0.8      1,351      0.8
                                  -------  -------   -------   ------     -------   -------     -------  ------    -------   ------
                                  332,307    100.0%  298,063    100.0%    250,569     100.0%    214,124   100.0%   169,106    100.0%
                                           =======             ======               =======              =======             ======
Allowance for loan losses          (3,610)            (3,238)              (2,995)               (2,211)            (1,849)
                                  -------            -------              -------               -------            -------

Net loans........                $328,697           $294,825             $247,574              $211,913           $167,257
                                 ========           ========              =======               =======            =======

(1)  The "real estate - other" category includes multi-family residential,  home equity,  commercial  real estate and undeveloped agricultural real estate loans.


     The following table shows the maturity distribution of selected loan classifications at December 31, 2003, and an analysis of these loans maturing in over one year.

                           Selected Loan Maturity and Interest Rate Sensitivity

                                                                                        Rate Structure for Loans
                                                        Maturity                         Maturing Over One Year
                                 ---------------------------------------------------  -----------------------------
                                                Over One
                                      One         Year         Over                    Predetermined   Floating or
                                    Year or      Through       Five                      Interest      Adjustable
                                     Less      Five Years      Years        Total          Rate           Rate
                                 -----------   -----------  -----------  -----------  -------------  --------------
                                                             (Amounts in thousands)

Commercial, financial
   and agricultural............  $    27,942   $     6,088  $       583  $    34,613  $       4,650  $        2,021
Real estate - construction.....       89,926        14,608           85      104,619         10,337           4,356
                                 -----------   -----------  -----------  -----------  -------------  --------------

   Total.......................  $   117,868   $    20,696  $       668  $   139,232  $      14,987  $        6,377
                                 ===========   ===========  ===========  ===========  =============  ==============

     For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Summary of Loan Loss Experience

     The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $3,609,794 in the allowance for loan losses at December 31, 2003, (1.09% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio, based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank's loan portfolio.




              [The remainder of this page intentionally left blank]

     The following table sets forth certain information with respect to the Bank's loans, net of unearned income, and the allowance for loan losses for 2003 as well as each of the preceding four years:


                                           Analysis of Loan Loss Experience

                                                                      Year ended December 31,
                                               --------------------------------------------------------------------
                                                  2003          2002           2001          2000          1999
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)



Allowance for loan losses at beginning of year $     3,238   $     2,995   $     2,211   $     1,849    $     1,686
Loans charged off:
   Commercial, financial, and agricultural..           277            89           240           404            461
   Real estate-construction.................            28            50            --            --             --
   Real estate - other......................           638           427           134            49             22
   Consumer.................................           265           250           170           138            278
                                               -----------   -----------   -----------   -----------    -----------
     Total loans charged off................         1,208           816           544           591            761
                                               -----------   -----------   -----------   -----------    -----------

Recoveries on loans previously charged off:
   Commercial, financial, and agricultural..            25             5             8             9             15
   Real estate-construction.................             3            --            --            --             --
   Real estate-other........................            50            --             6            --             --
   Consumer.................................            37            26            20            22             29
                                               -----------   -----------   -----------   -----------    -----------
     Total recoveries on loans previously
     charged off                                       115            31            34            31             44
                                               -----------   -----------   -----------   -----------    -----------

Net loans charged off.......................         1,093           785           510           560            717
                                               -----------   -----------   -----------   -----------    -----------

Provision for loan losses...................         1,465         1,028         1,294           922            880
                                               -----------   -----------   -----------   -----------    -----------

Allowance for loan losses, at end of period.   $     3,610   $     3,238   $     2,995   $     2,211    $     1,849
                                               ===========   ===========   ===========   ===========    ===========

Loans, net of unearned income, at end of period$   332,307   $   298,063   $   250,569   $   214,124    $   169,106
                                               ===========   ===========   ===========   ===========    ===========

Average loans, net of unearned income,
outstanding for the period..................   $   316,605   $   276,733   $   234,031   $   204,436    $   150,691
                                               ===========   ===========   ===========   ===========    ===========

Ratios:
Allowance at end of period to loans, net of
   unearned income..........................          1.09%         1.09%         1.20%         1.03%          1.09%
Allowance at end of period to average loans,
   net of unearned income...................          1.14          1.17          1.28          1.08           1.23
Net charge-offs to average loans, net of
   unearned income..........................          0.35          0.28          0.22          0.27           0.48
Net charge-offs to allowance at end of period        30.28         24.24         17.03         25.33          38.78
Recoveries to prior year charge-offs........         14.09          5.70          5.75          4.07          32.35


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

     Management allocated the allowance for loan losses to specific loan classes as follows:

                     Allocation of Allowance for Loan Losses

                                                              December 31,
                      -----------------------------------------------------------------------------------------------
                             2003                2002               2001              2000               1999
                      -------------------  -----------------  ---------------     ----------------   ----------------
                                  Percent            Percent            Percent            Percent            Percent
                                 of Loans           of Loans           of Loans           of Loans           of Loans
                                  in Each            in Each            in Each            in Each            in Each
                                 Category           Category           Category           Category           Category
                                 to Total           to Total           to Total           to Total           to Total
                        Amount     Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                      ---------  --------  -------  --------  -------  --------   ------  --------  -------  --------
                                                            (Dollars in Thousands)

Domestic Loans (1)
  Commercial, financial
    and agricultural  $   1,257       10%  $ 1,615       11%  $   807       12%   $  387       17%  $   349       21%
  Real estate -
    construction....        184       32        85       25       193       22       199       10       152        8
  Real estate - other     1,277       50     1,044       55     1,760       59     1,381       64     1,120       61
  Consumer..........        267        6       168        7       235        7       244        8       228        9
  Other.............        625        2       326        2        --        0        --        1        --        1
                      ---------  -------   -------  -------   -------  -------    ------  -------   -------  -------

    Total...........  $   3,610      100%    3,238      100%  $ 2,995      100%   $2,211      100%  $ 1,849      100%
                      =========  =======   =======  =======   =======  =======    ======  =======   =======  =======


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

     The Bank had nonperforming assets at December 31, 2003, 2002, 2001, 2000, and 1999 of approximately $2,385,000, $6,143,000, $1,787,000, $556,000 and
$368,000, respectively.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2003, and for each of the preceding four years.

                                              Nonperforming Assets

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2003          2002           2001          2000          1999
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans ..........................   $     1,127   $     4,823   $     1,642   $       385    $       344
Loans past due 90 days or more..............           521           334            12            24             24
Restructured loans..........................            --            --            --            --             --
                                               -----------   -----------   -----------   -----------    -----------
   Total nonperforming loans................         1,648         5,157         1,654           409            368
Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................           737           986           133           147             --
                                               -----------   -----------   -----------   -----------    -----------

   Total nonperforming assets...............   $     2,385   $     6,143   $     1,787   $       556    $       368
                                               ===========   ===========   ===========   ===========    ===========

Ratios:
   Loan loss allowance to total
   nonperforming assets                               1.51          0.53          1.68          3.98           5.02
                                               ===========   ===========   ===========   ===========    ===========


   Total nonperforming loans to total loans
     (net of unearned interest).............          0.50%         1.73%        0.66%          0.26%          0.22%
                                               ===========   ===========  ===========    ===========    ===========


   Total nonperforming assets to total assets         0.58%         1.60%        0.56%          0.21%          0.16%
                                               ===========     =========  ===========   ============    ===========

     It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. For each of the five years in the period ended December 31, 2003, the difference between gross interest income that would have been recorded in such period, if the nonaccruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period's net income, was negligible.

     There has been no significant impact on the Company's consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures.

Deposits

     The  Company's  primary  source of funds is derived  from  deposits  of the
Bank's customers. Average deposits increased 10.3%, from approximately $290,961,000 in 2002 to approximately $320,833,000 in 2003. At December 31,
2003,  total  deposits were  $332,918,948,  of which  $309,123,161  (92.9%) were interest bearing, at December 31, 2002, total deposits were $316,282,756, of which $294,385,698 (93.1%) were interest bearing, and at December 31, 2001, total deposits were $264,028,007, of which $247,194,423 (93.6%) were interest bearing. The continued growth of the Bank fueled the growth in the deposit base. The Company intends to emphasize internal deposit growth in order to expand the consumer bases of the Bank and to continue to fund asset growth when appropriate. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $10,000,000 at December 31, 2003.

     The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2003, 2002 and 2001, are as follows:

                                                                Years ended December 31,
                                      -----------------------------------------------------------------------------
                                                2003                      2002                       2001
                                      ------------------------  ------------------------  -------------------------
                                        Amount        Rate         Amount        Rate        Amount        Rate
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                                 (Dollars in thousands)

Noninterest-bearing demand deposits.  $    22,056        0.00%  $   19,549         0.00%  $    13,972        0.00%

Demand..............................       83,040        1.42       62,492         1.93        39,100        2.55
Savings.............................       45,318        0.92       41,359         1.72        35,513        3.03
Time deposits.......................      170,419        3.15      167,561         4.44       153,348        6.02
                                      -----------               ----------                -----------
   Total interest-bearing deposits..      298,777        2.33      271,412         3.45       227,961        4.95
                                      -----------               ----------                -----------

   Total average deposits...........  $   320,833        2.17   $  290,961         3.21   $   241,933        4.67
                                      ===========               ==========                ===========

     The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2003: average noninterest-bearing demand deposits, 6.87 percent; and average savings deposits, 14.13 percent. Of average time deposits, approximately 38.89 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more, issued by the Bank at December 31, 2003, are summarized in the table below.

                        Maturities of Large Time Deposits

                                                                                                          Time
                                                                                                      Certificates
                                                                                                       of Deposit
                                                                                                     --------------
                                                                                                 (Amounts in thousands)

         Three months or less.....................................................................   $       15,818
         Over three through six months............................................................           16,957
         Over six through twelve months...........................................................           29,836
         Over twelve months.......................................................................           23,945
                                                                                                     --------------

              Total...............................................................................   $       86,556
                                                                                                     ==============

Short-term Borrowings

     Securities sold under agreements to repurchase amounted to $4,085,992 at December 31, 2003, compared to $5,928,624 at December 31, 2002, and $1,732,699 at December 31, 2001. The weighted average rates were 1.23%, 1.60% and 3.20% for 2003, 2002 and 2001, respectively. Securities sold under agreements to repurchase averaged $5,488,443 during 2003, $4,061,294 during 2002, and $1,930,051 during 2001. The maximum amount outstanding at any month end during 2003 was $8,211,269, during 2002 was $5,928,624, and during 2001 was $3,144,208.
The total amount of securities sold under agreements to repurchase are associated with the cash flow needs of the Bank's corporate customers who participate in repurchase agreements. In addition, the Company had federal funds purchased that amounted to $3,000,000 at year-end 2003, and $-0- at year-end 2002, compared to $1,932,000 at year-end 2001.

Long-term Debt

     Borrowed funds consist primarily of long-term debt. The Bank had $21,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. The Bank was approved to borrow up to approximately $61,360,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and securities portfolios. The unused portion of these available funds amounted to approximately $30,600,000 at year-end 2003. Long-term debt consisted of various commitments with scheduled maturities from one to six years. In addition, during 2002 the Company borrowed $4.6 million from another financial institution (See "Capital Resources: Term Loan" below). This loan was repaid during 2003.

     On August 28, 2003, Appalachian Capital Trust I ("the Trust"), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust's floating rate cumulative trust preferred securities (the "Trust Preferred Securities") in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the "Subordinated Debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. 46, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

     The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements. Interest that the bank plans to pay on the trust preferred securities debt is included in the table of maturities below.

     The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2003.

                          Maturities of Long-term Debt
                                 (In thousands)

                                                          2004        2005        2006        2007         2008
                                                       ---------   ---------    --------    --------    -----------

   Interest on indebtedness.........................   $     830   $     869    $    614    $      500  $       466
   Repayment of principal...........................       7,243       6,200       6,200           700        5,350
                                                       ---------   ---------    --------    ----------  -----------

                                                       $   8,073   $   7,069    $  6,814    $    1,200  $     5,816
                                                       =========   =========    ========    ==========  ===========

Shareholders' Equity

     Shareholders' equity increased $5,463,064, from December 31, 2002 to December 31, 2003, due in part to net earnings of $3,086,580. The increase was also a result of the issuance of 82,170 shares of stock through the exercise of options for $529,330 and the reissuance of 128,240 shares out of treasury stock for $1,923,601.

     All amounts presented in this report and in the financial statements are adjusted to reflect the 10% stock dividend effected in July 2003, as well as the 2-for-1 stock split effected in April 2000. See ITEM 5, "Market Information." Return on Equity and Assets

     The following table summarizes certain financial ratios for the Company for the years ended December 31, 2003, 2002 and 2001.

                           Return on Equity and Assets

                                                                                 Year ended December 31,
                                                                     ----------------------------------------------
                                                                         2003             2002            2001
                                                                     -------------   -------------   --------------

           Return on average assets.............................              0.78%            0.75%           0.85%
           Return on average equity.............................             10.85            11.88           12.80
           Dividend payout ratio................................              0.00             0.00            0.00
           Average equity to average assets ratio...............              7.23             6.34            6.63


Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company's capital requirements have come from proceeds from the Bank's initial stock offering in 1994, proceeds of $2.65 million from a private placement of Common Stock in November 1998, proceeds of $4.4 million from a public offering in 2000, proceeds of $787,000 from a private offering of Common Stock and $1.0 million from the exercise of options in 2002, through the retention of earnings and the sale of Common Stock to the Company's 401(k) plan in 2002, proceeds of $1.9 million from a private offering of Common Stock and $529,000 from the exercise of options in 2003.

     On August 28, 2003, Appalachian Capital Trust I ("the Trust"), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust's floating rate cumulative trust preferred securities (the "Trust Preferred Securities") in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the "Subordinated Debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. The Company accounts for the Trust Preferred Securities as a minority interest of $186,000 and as a long-term debt liability in the amount of $6,186,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are presented in the consolidated statements of financial condition as "Guaranteed preferred beneficial interest in the Company's subordinated debentures."

     The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

     Term Loan. On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the "Term Loan") with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. Interest on the outstanding amounts under the Term Loan was payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points. The Company began making interest payments on July 1, 2002. Principal was due in seven equal annual installments, each in the amount of $657,000, beginning on March 31, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, would have been due and payable in a final installment on March 31, 2010. The Term Loan contained certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Bank at all times to maintain certain minimum capital ratios, and to maintain a minimum ratio of loan and lease losses to gross loans. In September 2003, the Company paid off this entire balance with part of the proceeds from the trust preferred issuance.

     Federal Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective under the Federal Deposit Insurance Corporation Improvement Act. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $34.7 million at December 31, 2003. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, is referred to as Total Capital and was $38.3 million at year-end 2003. The Company's percentage ratios as calculated under regulatory guidelines were 10.46% and 11.55% for Tier 1 and Total Capital, respectively, at year-end 2003. The Company's Tier 1 Capital and Total Capital exceeded the minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders' equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2003, the Company's leverage ratio was 8.58%, exceeding the regulatory minimum requirement of 4%.

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2003, 2002 and 2001:

                                                    Capital Adequacy Ratios

                                                                                   Years ended December 31,
                                                             Statutory     ----------------------------------------
                                                              Minimum          2003          2002          2001
                                                            ------------   -----------   -----------    -----------
                                                                          (Amounts in thousands, except percentages)

  Tier 1 Capital..........................................                 $    34,681   $    23,089    $    18,538

  Tier 2 Capital..........................................                       3,610         3,238          2,995
                                                                           -----------   -----------    -----------

  Total Qualifying Capital................................                 $    38,291   $    26,327    $    21,533
                                                                           ===========   ===========    ===========

  Risk Adjusted Total Assets (including
  off-balance-sheet exposures)............................                 $   331,638   $   306,405    $   256,985

  Tier 1 Risk-Based Capital Ratio.........................       4.0%            10.46%         7.54%          7.16%

  Total Risk-Basked Capital Ratio.........................       8.0             11.55          8.59           8.32

  Leverage Ratio..........................................       4.0              8.58          6.07           5.87


     In 2001, the Bank paid dividends to the Company of $250,000, which were used by the Company for the repayment of debt and other expenses. In 2003 and 2002, the Bank did not pay dividends to the Company.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $117.9 million or 35.5% of the total loan portfolio at December 31, 2003, and investment securities maturing in one year or less equaled $7.4 million or 13.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 2003, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $21,000,000.

     In an effort to maintain and improve the liquidity position of the Bank, management applied for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The Bank's credit line stands at approximately $61,360,000 as of December 31, 2003. This line is subject to collateral availability. At December 31, 2003, the outstanding balance of the Bank's credit line was $30,692,858. See Note 12 to the Notes to Consolidated Financial Statements herein.

Off-Balance Sheet Arrangements

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

Following is a discussion of these commitments:

     Standby Letters of Credit: These agreements are used by the Bank's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Bank agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2003 and 2002, the Bank has issued standby letters of credit of approximately $1,111,000 and $1,320,000. The Bank records a liability for the estimated fair value of these standby letters of credit based on the fees charged for these arrangements.

     Loan Commitments: As of December 31, 2003 and 2002, the Bank had commitments outstanding to extend credit totaling approximately $43,436,000 and $35,890,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.



              [The remainder of this page intentionally left blank]

Contractual Obligations

     The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2003.

                                                               Payments due by period (in thousands)
                                            -----------------------------------------------------------------------
                                                             Less than                                   More than
                                                 Total        1 year         1-3 years    3-5 years       5 years
                                            --------------  ------------   -----------   -----------    -----------

  Long-Term Debt........................    $       40,414  $      8,073   $    13,883   $     7,016    $    11,442
  Capital Lease Obligations.............                --            --            --            --             --
  Operating Lease Obligations...........             1,021            64            83            71            803
  Other Long-Term Liabilities
     Reflected on the Company's
     Balance Sheet under GAAP...........                --            --            ---           --             --
                                            --------------  ------------   ------------  -----------    -----------

  Total.................................    $       41,435  $      8,137   $    13,966   $     7,087    $    12,245
                                            ==============  ============   ===========   ===========    ===========

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




              [The remainder of this page intentionally left blank]

     The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2003.

                                           Interest Rate Sensitivity Analysis

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                              (In thousands, except ratios)

Interest-earning assets (1)
   Loans............................  $    22,353  $   112,122  $    82,653  $   105,881  $     8,171   $   331,180
   Securities:
     Taxable........................          415           --        6,947       23,652        9,994        41,008
     Tax-exempt.....................           --           --           --          276       14,079        14,355
   Time deposits in other banks.....          274           --           --           --           --           274
   Federal funds sold...............          586           --           --           --           --           586
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           23,628      112,122       89,600      129,809       32,244       387,403
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       25,236       25,236       25,236           --           --        75,708
   Savings deposits (3).............       16,202       16,203       16,203           --           --        48,608
   Time deposits....................       12,230       26,714       95,827       50,036           --       184,807
   Other short-term borrowings......        7,086           --           --           --           --         7,086
   Long-term debt...................          100          550        6,593       18,450       11,186        36,879
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           60,854       68,703      143,859       68,486       11,186       353,088
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest sensitivity gap............  $   (37,226) $    43,419  $   (54,259) $    61,323  $    21,058   $    34,315
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   (37,226) $     6,193  $   (48,066) $    13,257  $    34,315
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.39         1.63         0.62         1.90         2.88
                                      ===========  ===========  ===========  ===========  ===========

Cumulative ratio....................         0.39         1.05         0.82         1.06         1.10
                                      ===========  ===========  ===========  ===========  ===========

Ratio of cumulative gap to total
   interest-earning assets..........        (0.10)        0.02        (0.12)        0.03         0.09
                                      ===========  ===========  ===========  ===========  ===========

_________________

(1) Excludes  nonaccrual  loans  and  securities.
(2) Excludes  matured certificates  which  have  not been  redeemed  by the customer  and on which no interest is accruing.
(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the
    0-30 day period, the 31-90 day period, and the 91-365 day period.



     The above table indicates that, in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity, there is an excess of interest-bearing liabilities over earning assets of approximately $37 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $48 million. During this one-year time frame, 77.4% of all interest-bearing liabilities will reprice compared to 58.2% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

                             Average Balances, Interest Income/Expense and Yields/Rates
                                            Taxable Equivalent Basis

                                                                       Years Ended December 31,
                                         ------------------------------------------------------------------------------------
                                                    2003                          2002                        2001
                                         ----------------------------  --------------------------  --------------------------
                                                  Interest    Average           Interest  Average           Interest  Average
                                         Average   Income/    Yields/  Average   Income/  Yields/  Average   Income/  Yields/
                                         Balance   Expense     Rates   Balance   Expense   Rates   Balance   Expense   Rates
                                         -------  --------    -------  -------  --------  -------  -------  --------  -------
                                                                            (Dollars in thousands)
Assets
   Earning assets:
     Loans, net of unearned
       income (1).......                $316,605  $ 21,227      6.70% $276,733  $ 20,420    7.38% $234,031  $ 21,295    9.10%
     Securities:
       Taxable..........                  34,938     1,059      3.03    34,718     1,647    4.74    28,212     1,743    6.18
       Tax-exempt.......                  15,013     1,073      7.15    16,215     1,201    7.41    12,250       816    6.66
                                        --------   -------            --------   -------          --------   -------
     Total securities...                  49,951     2,132      4.27    50,933     2,848    5.59    40,462     2,559    6.32

     Interest-bearing deposits               784        30      3.83     1,007        13    1.29       387         5    1.29
     Federal funds sold.                   3,314        37      1.12     5,104        79    1.55     6,004       367    6.11
                                        --------   -------            --------   -------          --------   -------
       Total interest-
        earning assets (2)               370,654    23,426      6.32   333,777    23,360    7.00   280,884    24,226    8.62

   Non interest-earning assets:
     Cash and due from banks               8,118                         6,909                       5,190
     Premises and equipment                8,795                         7,835                       6,791
     Accrued interest and
       other assets.....                   9,436                         8,790                       8,889
     Allowance for loan losses            (3,450)                       (3,147)                     (2,587)
                                        --------                      --------                    --------

Total assets............                $393,553                      $354,164                    $299,167
                                        ========                      ========                    ========

Liabilities and
   Shareholders' Equity
   Interest-bearing liabilities:
     Demand deposits....                $ 83,040     1,178      1.42% $ 62,492     1,209    1.93% $ 39,100       996    2.55%
     Savings deposits...                  45,318       418      0.92    41,359       712    1.72    35,513     1,075    3.03
     Time deposits......                 170,419     5,363      3.15   167,561     7,432    4.44   153,348     9,224    6.02
                                        --------   -------            --------   -------          --------   -------
       Total deposits...                 298,777     6,959      2.33   271,412     9,353    3.45   227,961    11,295    4.95

   Other short-term borrowings             6,422        83      1.29     4,667        77    1.65     2,278       100    4.39
   Long-term debt.......                  35,782     1,214      3.39    34,017     1,995    5.86    33,028     2,280    6.90
                                        --------   -------            --------   -------          --------   -------
       Total interest-
         bearing liabilities             340,981     8,256      2.42   310,096    11,425    3.68   263,267    13,675    5.19
                                                   -------                       -------                     -------

   Noninterest-bearing liabilities:
     Demand deposits....                  22,056                        19,549                      13,972
     Accrued interest and
       other liabilities                   2,069                         2,065                       2,107
     Shareholders' equity                 28,447                        22,454                      19,821
                                        --------                      --------                    --------

Total liabilities and
   shareholders' equity.                $393,553                      $354,164                    $299,167
                                        ========                      ========                    ========

Net interest income/net
   interest spread......                            15,170      3.90%             11,935    3.31%             10,551    3.43%
                                                              ======                      ======                      ======

Net yield on earning assets                                     4.09%                       3.58%                       3.76%
                                                              ======                      ======                      ======
Taxable equivalent adjustment:
   Loans................                                63                            57                          57
   Investment securities                               367                           411                         279
                                                   -------                       -------                     -------
     Total taxable
       equivalent adjustment                           430                           468                         336
                                                   -------                       -------                     -------

Net interest income.....                          $ 14,740                      $ 11,467                    $ 10,215
                                                  ========                      ========                    ========

(1) Average loans include nonaccrual loans.  All loans and deposits are domestic
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

     The following tables set forth, for the years ended December 31, 2003, 2002 and 2001, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          Rate/Volume Variance Analysis
                            Taxable Equivalent Basis

                                     Average Volume             Change in Volume             Average Rate
                             -------------------------------  --------------------  -------------------------------
                               2003       2002       2001     2003-2002  2002-2001    2003       2002        2001
                             ---------  ---------  ---------  ---------  ---------  --------   --------   ---------
Earning assets:                                              (Dollars in thousands)

Loans, net of unearned
  income (1)                 $ 316,605  $ 276,733  $ 234,031  $  39,872  $  42,702     6.70%      7.38%       9.10%

Investment Securities:
   Taxable.................     34,938     34,718     28,212        220      6,506     3.03       4.74        6.18
   Tax exempt..............     15,013     16,215     12,250     (1,202)     3,965     7.15       7.41        6.66
                             ---------  ---------  ---------  ---------- ---------
     Total investment
     securities                 49,951     50,933     40,462       (982)    10,471     4.27       5.59        6.32
                             ---------  ---------  ---------  ---------  ---------
Interest-bearing deposits
  with other banks                 784      1,007        387       (223)       620     3.83       1.29        1.29
Federal funds sold.........      3,314      5,104      6,004     (1,790)      (900)    1.12       1.55        6.11
                             ---------  ---------  ---------  ---------  ---------
     Total earning assets..  $ 370,654  $ 333,777  $ 280,884  $  36,877  $  52,893     6.32       7.00        8.62
                             =========  =========  =========  =========  =========

Interest-bearing liabilities:
Deposits:
   Demand..................  $  83,040  $  62,492  $  39,100  $  20,548  $  23,392     1.42       1.93        2.55
   Savings.................     45,318     41,359     35,513      3,959      5,846     0.92       1.72        3.03
   Time....................    170,419    167,561    153,348      2,858     14,213     3.15       4.44        6.02
                             ---------  ---------  ---------  ---------  ---------
     Total deposits........    298,777    271,412    227,961     27,365     43,451     2.33       3.45        4.95

Other short-term borrowings      6,422      4,667      2,278      1,755      2,389     1.29       1.65        4.39
Long-term debt.............     35,782     34,017     33,028      1,765        989     3.39       5.86        6.90
                             ---------  ---------  ---------  ---------  ---------
     Total interest-bearing
       liabilities.........  $ 340,981  $ 310,096  $ 263,267  $  30,885  $  46,829     2.42       3.68        5.19
                             =========  =========  =========  =========  =========

Net interest income/net
interest spread                                                                        3.90       3.31        3.43

Net yield on earning assets                                                            4.09       3.58        3.76

Net cost of funds..........                                                            2.23       3.42        4.87

                                                                                    Variance Attributed to (1)
                                     Interest                                   -----------------------------------
                                  Income/Expense               Variance               2003               2002
                           ---------------------------    --------------------    --------------   ----------------
                             2003      2002      2001     2003-2002  2002-2001   Volume    Rate     Volume    Rate
                           --------  -------   -------    ---------  ---------   -------  -------   -------  -------
                             (Dollars in thousands)
Earning assets:
  Loans, net of
   unearned income.......  $ 21,227  $20,420   $21,295    $     807    $  (875)  $ 2,778  $(1,971)  $ 3,525  $(4,400)
Investment Securities:
  Taxable................     1,059    1,647     1,743         (588)       (96)       10     (598)      355     (451)
  Tax exempt.............     1,073    1,201       816         (128)       385       (87)     (41)      286       99
                           --------  -------   -------    ---------    -------   -------  -------   -------  -------
   Total investment
     securities               2,132    2,848     2,559         (716)       289       (77)    (639)      641     (352)
                           --------  -------   -------    ---------    -------   -------  -------   -------  -------

Interest-bearing deposits
  with other banks.......        30       13         5           17          8        (3)      20         8       --
Federal funds sold.......        37       79       367          (42)      (288)      (23)     (19)      (48)    (240)
                           --------  -------   -------    ---------    -------   -------  -------   -------  -------
   Total earning assets..    23,426   23,360    24,226           66       (866)    2,675   (2,609)    4,126   (4,992)
                           --------  -------   -------    ---------    -------   -------  -------   -------  -------

Interest-bearing liabilities:
Deposits:
  Demand.................     1,178    1,209       996          (31)       213       339     (370)      494     (281)
  Savings................       418      712     1,075         (294)      (363)       63     (357)      156     (519)
  Time...................     5,363    7,432     9,224       (2,069)    (1,792)      125   (2,194)      796   (2,588)
                            -------  -------   -------    ---------  ---------   -------  -------   -------  -------
   Total deposits........     6,959    9,353    11,295       (2,394)    (1,942)      527   (2,921)    1,446   (3,388)

Other short-term borrowings      83       77       100            6        (23)       25      (19)       64      (87)
Long-term debt...........     1,214    1,995     2,280         (781)      (285)       99     (880)       67     (352)
                           --------  -------   -------    ---------    -------   -------  -------   -------  -------
   Total interest-
     bearing liabilities.     8,256   11,425    13,675       (3,169)    (2,250)      651   (3,820)    1,577   (3,827)
                           --------  -------   -------    ---------    -------   -------  -------   -------  -------

Net interest income/net
interest spread..........  $ 15,170  $11,935   $10,551    $   3,235    $ 1,384   $ 2,024  $ 1,211   $ 2,549  $(1,165)
                           ========  =======   =======    =========    =======   =======  =======   =======  =======


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Net Interest Income

     Net interest income is the principal source of the Bank's earnings stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $3,272,748 or 28.5% to $14,739,700 at December 31, 2003, compared to $11,466,952 at December 31, 2002.
This increase was caused by an increase in the Bank's loan portfolio and a decrease in interest rates on deposit liabilities due to management's focus on funds management.

     Interest and fees earned on loans increased 3.9% to $21,163,875 in 2003, compared to $20,363,641 in 2002. The increase in 2003 was primarily attributable to the increase in the Bank's loan portfolio.

     Interest earned on taxable securities decreased 35.7% to $1,058,688 in 2003 from $1,646,592 in 2002, while interest earned on non-taxable securities decreased from $790,127 to $706,115 during the same period. The variance in the income figures reflects a reallocation in the portfolio to maximize the earning capacity of the portfolio.

     During 2003, interest on federal funds sold decreased $41,579 or 52.7% from 2002. This decrease in income is the result of the Bank managing its funding needs to take advantage of the low interest rate environment. Interest on deposits with other banks increased to $30,224 in 2003, from $13,039 in 2002.

     The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2003 was 4.09% compared to a net interest margin of 3.58% in 2002.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.90% in 2003, compared to 3.31% in 2002.

Interest Expense

     Total interest expense decreased $3,168,824 or 27.7% to $8,256,564 in 2003, from $11,425,388 in 2002. This decrease was the combined effect of the short-term nature of the Bank's time deposits as well as management's focus on funds management and the net interest margin. The average rate paid on interest-bearing deposits in 2003 and 2002 was 2.33% and 3.45%, respectively. The effect of these changes was to decrease the interest expense on interest-bearing deposits to $6,959,433 in 2003, from $9,352,768 in 2002, a decrease of $2,393,335 or 25.6%.

Noninterest Income

     Noninterest income for 2003 and 2002 totaled $2,797,180 and $2,937,144, respectively. These amounts are primarily from customer service fees, insurance commissions and fees on services to customers. Mortgage origination fees increased from $1,049,443 in 2002 to $1,276,787 in 2003, primarily due to a high volume of mortgage refinancings in 2003 due to the historically low interest rates.

Noninterest Expenses

     Noninterest expenses totaled $11,731,985 in 2003, $9,702,148 in 2002, and $7,831,363 in 2001. Salaries and benefits increased $790,885 or 16.3% to $5,645,790 in 2003, due to the Company's decision to strengthen its management in anticipation of future growth as well as the opening of a branch in Blue Ridge, Georgia. Occupancy expenses totaled $980,704, an increase of $364,878 or 59.3% over the 2002 total of $615,826. Furniture and equipment expenses decreased $290,336 or 31.5% in 2003, due to the cost of opening the branch in Blue Ridge, Georgia during 2002. Other operating expenses increased $1,164,410 or 35.2% to $4,474,256 in 2003, due mainly to the fact that 2003 was the first full year of operations of the branch in Blue Ridge, Georgia.

     The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                       Years ended December 31,
                                                                                     ---------------------------
                                                                                        2003             2002
                                                                                     -----------     -----------
                                                                                        (Amounts in thousands)

Salaries and employee benefits....................................................   $     5,646     $     4,756
Occupancy expense.................................................................           981             616
Professional and regulatory fees..................................................           948             676
Furniture and equipment expense...................................................           631             922
Data processing...................................................................           570              84
Advertising.......................................................................           516             567
Supplies..........................................................................           338             308
Director and committee fees.......................................................           315             405
Taxes and licenses................................................................           276             157
FDIC & state assessments..........................................................           179              78
Postage...........................................................................           150             164
Amortization expense..............................................................            94              76
Correspondent bank charges........................................................            90              78
Insurance.........................................................................            47              46
Checking account expense..........................................................            41              60
Other.............................................................................           910             709
                                                                                     -----------     -----------
   Total..........................................................................   $    11,732     $     9,702
                                                                                     ===========     ===========


Income Taxes

     Net operating income of $4,339,895 in 2003 resulted in $1,253,315 of income tax expense, which represents an income tax rate of 28.9%. The Company's net operating income of $3,673,948 in 2002 resulted in $1,005,940 of income tax expense, which represented an income tax rate of 27.4%.



              [The remainder of this page intentionally left blank]

Comparison of Years Ended December 31, 2002 and 2001


Net Interest Income

     Net interest income is the principal source of the Bank's earnings stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $1,251,831 or 12.3% to $11,466,952 at December 31, 2002, compared to $10,215,121 at December 31, 2001.
This increase was caused by growth in the Bank's loan portfolio, as well as the payoff of several Federal Home Loan Bank advances.

     Interest and fees earned on loans decreased 4.1% to $20,363,641 in 2002, compared to $21,238,058 in 2001. The decrease in 2002 was primarily attributable to the Federal Reserve's decision to lower interest rates during 2002.

     Interest earned on taxable securities decreased 5.6% to $1,646,592 in 2002 from $1,743,440 in 2001, while interest earned on non-taxable securities increased from $536,689 to $790,127 during the same period. The variance in the income figures reflects a reallocation in the portfolio to maximize the earning capacity of the portfolio.

     During 2002, interest on federal funds sold decreased $287,929 or 78.5% from 2001. This decrease in income is the result of the Bank managing its funding needs to take advantage of the low interest rate environment. Interest on deposits with other banks increased to $13,039 in 2002, from $4,891 in 2001.

     The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2002 was 3.58% compared to a net interest rate margin of 3.76% in 2001.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 3.31% in 2002, compared to 3.43% in 2001.




              [The remainder of this page intentionally left blank]

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

Noninterest Income

     Noninterest income for 2002 and 2001 totaled $2,937,144 and $2,411,428, respectively. These amounts are primarily from customer service fees, insurance commissions and fees on services to customers.

Noninterest Expenses

     Noninterest expenses totaled $9,702,148 in 2002 and $7,831,363 in 2001. Salaries and benefits increased $1,017,972 or 26.5% to $4,854,905 in 2002, due to the Company's decision to strengthen its management in anticipation of future growth as well as the opening of a branch in Blue Ridge, Georgia. Occupancy expenses totaled $615,826, an increase of $104,016 or 20.3% over the 2001 total of $511,810. Furniture and equipment expenses increased $464,265 or 101.5% in 2002, due to the opening of the branch in Blue Ridge, Georgia. Other operating expenses increased $284,532 or 9.4% to $3,309,846 in 2002, due mainly to the opening of the branch in Blue Ridge, Georgia as well as the Company's decision to exit the service bureau business and cease operations of AIM.

     The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                                                       Years ended December 31,
                                                                                     ---------------------------
                                                                                        2002             2001
                                                                                     -----------     -----------
                                                                                        (Amounts in thousands)

Salaries and employee benefits....................................................   $     4,756     $     3,744
Furniture and equipment expense...................................................           922             457
Professional and regulatory fees..................................................           676             469
Occupancy expense.................................................................           616             512
Advertising.......................................................................           567             441
Director and committee fees.......................................................           405             412
Supplies..........................................................................           308             264
Postage...........................................................................           164             127
Taxes and licenses................................................................           157             132
Data processing...................................................................            84             395
FDIC & state assessments..........................................................            78             163
Correspondent bank charges........................................................            78              84
Amortization expense..............................................................            76             118
Checking account expense..........................................................            60              57
Insurance.........................................................................            46              42
Other.............................................................................           709             414
                                                                                     -----------     -----------
   Total..........................................................................   $     9,702     $     7,831
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


                                                                                           Percentage Increase
                                                                                          (Decrease) in Interest
                                                                                          Income/Expense Given
                                                                                           Interest Rate Shifts
                                                                                       ----------------------------
                                                                                         Down 200         Up 200
                                                                                       Basis Points    Basis Points
                                                                                       ------------    ------------
For the Twelve Months After December 31, 2003

Projected change in:
   Interest income..................................................................         (20.40)%        19.28%
   Interest expense.................................................................         (35.54)         48.77

   Net interest income..............................................................         (13.64)          6.12


Recently Issued Accounting Standards

     In January 2003, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The adoption of SAS No. 101 did not have a material impact on the Company's consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

     In December 2003, the FASB revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 3003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

     In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item 7A is incorporated by reference from the following sections of Item 7 of this report: "Interest Rate Sensitivity Management" and "Market Risk."


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages below.



APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

                                                                                                            Page(s)

Independent Auditors' Report................................................................................     36

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.............................     37

Consolidated Statements of Income for the Years Ended
  December 31, 2003, 2002 and 2001..........................................................................     38

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2003, 2002 and 2001..........................................................................     39

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................................................................     40

Notes to Consolidated Financial Statements..................................................................     41

Quarterly Results (Unaudited)...............................................................................     69


                  Schauer Taylor Cox Vise Morgan & Fowler, P.C.
                  Certified Public Accountants and Consultants
                               150 Olde Towne Road
                            Birmingham, Alabama 35216

Douglas B. Schauer, CPA        Donald G. Vise, CPA           Dale E. Fowler, CPA
Edward R. Taylor, CPA        Phillip D. Morgan, CPA         Steven W. Brown, CPA
W. Ernest Cox, CPA                                         Steven D. Miller, CPA
     _____________                  * * *                       ______________

Michael Bryant, CPA          Telephone - 205.822.3488      Russell D. Payne, CPA
M. Bryant King, CPA            Wats - 800.466.3488        Stewart T. Wilson, CPA
                               Fax - 205.822.3541
                         Email - Firm@schauertaylor.com




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.


Birmingham, Alabama
February 3, 2004
                               /s/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.


                              Registrant of PCAOB
                            Member of AICPA & ASCPA


                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002


                                                                                      2003               2002
                                                                                 ---------------   ----------------
Assets
   Cash and due from banks...................................................    $     6,530,984   $     14,701,857
   Interest-bearing deposits with other banks................................            273,841          8,398,840
   Federal funds sold........................................................            586,000          7,756,000
                                                                                 ---------------   ----------------
       Cash and Cash Equivalents.............................................          7,390,825         30,856,697

   Securities available-for-sale.............................................         55,363,327         40,374,902

   Loans, net of unearned income.............................................        332,306,446        298,063,055
   Allowance for loan losses.................................................         (3,609,794)        (3,237,898)
                                                                                 ---------------   ----------------
       Net Loans.............................................................        328,696,652        294,825,157

   Premises and equipment, net...............................................          9,161,652          8,771,352
   Accrued interest..........................................................          2,289,994          2,240,920
   Cash surrender value on life insurance....................................          2,592,416          2,483,243
   Intangibles, net..........................................................          2,157,433          2,081,264
   Other assets..............................................................          1,965,179          2,390,550
                                                                                 ---------------   ----------------
       Total Assets..........................................................    $   409,617,478   $    384,024,085
                                                                                 ===============   ================

Liabilities and Shareholders' Equity
Liabilities
   Deposits
     Noninterest-bearing.....................................................    $    23,795,787   $     21,897,058
     Interest-bearing........................................................        309,123,161        294,385,698
                                                                                 ---------------   ----------------
       Total Deposits........................................................        332,918,948        316,282,756

   Short-term borrowings.....................................................          7,085,992          5,928,624
   Accrued interest..........................................................            670,614            976,156
   Long-term debt............................................................         30,692,858         34,735,714
   Subordinated long-term capital notes......................................          6,186,000                 --
   Other liabilities.........................................................            980,713            481,546
                                                                                 ---------------   ----------------
       Total Liabilities.....................................................        378,535,125        358,404,796
                                                                                 ---------------   ----------------

Shareholders' Equity
   Preferred stock, 20,000,000 shares authorized, none issued................                 --                 --
   Common stock, par value $0.01 per share, 20,000,000 shares authorized,
     3,734,686 shares issued in 2003 and 3,639,821 shares issued in 2002.....             37,347             36,398
   Paid-in capital...........................................................         22,727,208         21,115,556
   Retained earnings.........................................................          8,588,160          5,805,986
   Accumulated other comprehensive income: net unrealized holding gains (losses) on securities available-for-sale, net of deferred income
     tax.....................................................................            429,434            449,050
   Treasury stock, 75,973 and 200,553 shares at cost.........................           (699,796)        (1,787,701)
                                                                                 ---------------   ----------------
       Total Shareholders' Equity............................................         31,082,353         25,619,289
                                                                                 ---------------   ----------------

Total Liabilities and Shareholders' Equity...................................    $   409,617,478   $    384,024,085
                                                                                 ===============   ================


                See notes to consolidated financial statemeents


                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2003, 2002 and 2001


                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------
Interest Income
   Interest and fees on loans..............................   $    21,163,875    $    20,363,641   $     21,238,058
   Interest on investment securities:
     Taxable securities....................................         1,058,688          1,646,592          1,743,440
     Nontaxable securities.................................           706,115            790,127            536,689
   Interest on deposits in other banks.....................            30,224             13,039              4,891
   Interest on federal funds sold..........................            37,362             78,941            366,870
                                                              ---------------    ---------------   ----------------
       Total Interest Income...............................        22,996,264         22,892,340         23,889,948
                                                              ---------------    ---------------   ----------------

Interest Expense
   Interest on deposits....................................         6,959,433          9,352,768         11,294,581
   Interest on federal funds purchased and securities sold
     under agreements to repurchase........................            82,722             76,968            100,124
   Interest on long-term debt..............................         1,129,209          1,995,652          2,280,122
   Interest on Subordinated Debentures.....................            85,200                 --                 --
                                                              ---------------    ---------------   ----------------
       Total Interest Expense..............................         8,256,564         11,425,388         13,674,827
                                                              ---------------    ---------------   ----------------

Net Interest Income........................................        14,739,700         11,466,952         10,215,121
   Provision for loan losses...............................         1,465,000          1,028,000          1,294,500
                                                              ---------------    ---------------   ----------------

Net Interest Income After Provision For Loan Losses........        13,274,700         10,438,952          8,920,621

Noninterest Income
   Customer service fees...................................           844,669          1,058,298            661,715
   Insurance commissions...................................            61,824             77,987             60,665
   Mortgage origination fees...............................         1,276,787          1,049,443          1,063,157
   Other operating income..................................           630,878            465,891            478,915
   Investment securities gains (losses)....................           (16,978)           285,525            146,976
                                                              ---------------    ---------------   ----------------
       Total Noninterest Income............................         2,797,180          2,937,144          2,411,428
                                                              ---------------    ---------------   ----------------

Noninterest Expenses
   Salaries and employee benefits..........................         5,645,790          4,854,905          3,836,933
   Occupancy expense.......................................           980,704            615,826            511,810
   Furniture and equipment expense.........................           631,235            921,571            457,306
   Other operating expenses................................         4,474,256          3,309,846          3,025,314
                                                              ---------------    ---------------   ----------------
       Total Noninterest Expenses..........................        11,731,985          9,702,148          7,831,363
                                                              ---------------    ---------------   ----------------

Income before income taxes.................................         4,339,895          3,673,948          3,500,686
Income tax expense.........................................         1,253,315          1,005,940            962,588
                                                              ---------------    ---------------   ----------------

Net Income.................................................   $     3,086,580    $     2,668,008   $      2,538,098
                                                              ===============    ===============   ================

Earnings Per Common Share
   Basic...................................................   $          0.86    $          0.81   $           0.81
   Diluted.................................................              0.81               0.76               0.75

Cash Dividends Declared Per Common Share...................              0.00               0.00               0.00

Weighted Average Shares Outstanding
   Basic...................................................         3,609,728          3,277,787          3,145,651
   Diluted.................................................         3,809,625          3,508,019          3,389,404

                 See notes to consolidated financial statements


                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001


                                                                                Accumulated
                                                                                   Other
                                                                                  Compre-
                                                                                  hensive
                                         Common       Paid-in       Retained      Income      Treasury
                                          Stock       Capital       Earnings       (Loss)       Stock        Total
                                      -----------  ------------  ------------   ----------   -----------  ------------


Balance at December 31, 2000........  $    31,102  $ 14,606,889  $  5,289,795   $   (3,094)  $(2,255,205) $ 17,669,487

Retroactive effect of 10%
   stock dividend...................        2,882     4,319,623    (4,322,505)          --            --            --
Net income 2001.....................           --            --     2,538,098           --            --     2,538,098
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $31,379............           --            --            --       63,916            --        63,916
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     2,602,014
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............          206       287,102            --           --            --       287,308
Proceeds from exercise of options...           39        32,342            --           --            --        32,381
                                      -----------   -----------  ------------   ----------   -----------  ------------

Balance at December 31, 2001........       34,229    19,245,956     3,505,388       60,822    (2,255,205)   20,591,190

Retroactive effect of 10%
   stock dividend...................          244       367,166      (367,410)          --            --            --
Net income 2002.....................           --            --     2,668,008           --            --     2,668,008
Unrealized gains on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of $199,997...........           --            --            --      388,228            --       388,228
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     3,056,236
                                                                                                          ------------
Proceeds from sale of common
   stock to 401(k) plan.............          117       163,543            --           --            --       163,660
Proceeds from exercise of options...        1,808     1,019,690            --           --            --     1,021,498
Proceeds from issuance of
   treasury stock...................           --       319,201            --           --       467,504       786,705
                                      -----------   -----------  ------------   ----------   -----------  ------------

Balance at December 31, 2002........       36,398    21,115,556     5,805,986      449,050    (1,787,701)   25,619,289

Retroactive effect of 10%
   stock dividend...................          202       302,273      (304,406)          --            --        (1,931)
Net income 2003.....................           --            --     3,086,580           --            --     3,086,580
Unrealized losses on available-
   for-sale securities, net of
   reclassification adjustment,
   net of tax of ($10,107)..........           --            --            --      (19,616)           --       (19,616)
                                                                                                          ------------
Comprehensive income................           --            --            --           --            --     3,066,964
                                                                                                          ------------
Effect of exercise and issuance of
   stock options....................          747       528,583            --           --            --       529,330
Proceeds from issuance of
   treasury stock...................           --       780,796            --           --     1,142,805     1,923,601
Acquisition of treasury stock.......           --            --            --           --       (54,900)      (54,900)
                                      -----------   -----------  ------------   ----------   -----------  ------------

Balance at December 31, 2003........  $    37,347   $22,727,208  $  8,588,160   $  429,434   $  (699,796) $ 31,082,353
                                      ===========  ============  ============   ===========  ============ ============

                 See notes to consolidated financial statements


                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, 2002 and 2001


                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Operating Activities
   Net income..............................................   $     3,086,580    $     2,668,008   $      2,538,098
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization, and accretion, net........         1,312,067          1,171,023            861,950
     Provision for loan losses.............................         1,465,000          1,028,000          1,294,500
     Deferred tax benefit..................................           (20,000)           (49,000)          (181,725)
     Realized security (gains) losses, net.................            16,978           (285,525)          (146,976)
     Loss on disposition of other real estate..............            42,143             40,757             47,124
     Increase in cash surrender value on life insurance....          (109,173)          (113,377)          (114,510)
     (Increase) decrease in accrued interest receivable....           (49,074)           258,072            (44,913)
     Decrease in accrued interest payable..................          (305,542)          (290,790)           (94,950)
     Other, net............................................           694,584            (51,421)           183,274
                                                              ---------------    ---------------   ----------------
       Net Cash Provided By Operating Activities...........         6,133,563          4,375,747          4,341,872
                                                              ---------------    ---------------   ----------------

Investing Activities
   Proceeds from sales of premises and equipment...........            27,746                 --                 --
   Proceeds from sales of securities available-for-sale....         5,368,830         12,597,325          7,777,064
   Proceeds from maturity, calls and paydown of
     securities available-for-sale.........................        23,121,518         34,322,603         19,540,135
   Purchase of securities available-for-sale...............       (43,960,542)       (37,442,014)       (44,027,017)
   Net increase in loans to customers......................       (36,321,605)       (49,462,737)       (37,068,598)
   Capital expenditures, net...............................        (1,211,594)        (2,605,882)          (878,572)
   Proceeds from disposition of foreclosed real estate.....         1,248,201            236,615             42,715
                                                              ---------------    ---------------   ----------------
       Net Cash Used In Investing Activities...............       (51,727,446)       (42,354,090)       (54,614,273)
                                                              ---------------    ---------------   ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts..................................         2,458,008         45,209,010         17,041,106
   Net increase in certificates of deposit.................        14,178,184          7,045,739         32,818,078
   Net increase in short-term borrowings...................         1,157,368          2,263,925            819,344
   Issuance of long-term debt..............................        33,736,000         23,000,000                 --
   Repayment of long-term debt.............................       (31,592,858)       (17,917,857)        (4,884,524)
   Issuance of common stock................................           302,800            889,260            319,689
   Sale of treasury stock..................................         1,923,601            786,705                 --
   Purchase of treasury stock..............................           (54,900)                --                 --
   Compensation associated with issuance of stock options..            21,739                 --                 --
   Cash in lieu of fractional shares on stock dividend.....            (1,931)                --                 --
                                                              ---------------    ---------------   ----------------
       Net Cash Provided By Financing Activities...........        22,128,011         61,276,782         46,113,693
                                                              ---------------    ---------------   ----------------

Net Increase (Decrease) in Cash and Cash Equivalents.......       (23,465,872)        23,298,439         (4,158,708)

Cash and Cash Equivalents at Beginning of Year.............        30,856,697          7,558,258         11,716,966
                                                              ---------------    ---------------   ----------------

Cash and Cash Equivalents at End of Year...................   $     7,390,825    $    30,856,697   $      7,558,258
                                                              ===============    ===============   ================


                 See notes to consolidated financial statements

                  APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001



Note 1 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") (a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank (the "Bank") and Appalachian Information Management, Inc. ("AIM"). During 2001, the two previous bank subsidiaries, Gilmer County Bank and Appalachian Community Bank (formerly known as First National Bank of Union County) were merged. The surviving bank simultaneously changed its name to Appalachian Community Bank. See Note 2 for a more detailed discussion of this business combination. AIM was formed as a wholly-owned subsidiary of the Bank. In August 2002, management decided to discontinue operations of AIM, which operations ceased on November 12, 2002. Accordingly, the Bank entered into a data processing agreement with Fiserv Solutions, Inc., whereby the Bank outsourced those data services previously provided in-house by AIM. AIM has ceased offering data processing services to other institutions; however, the Bank continues to provide limited, administrative services, formerly provided by AIM, to another bank on a subcontract basis. Management anticipates that the discontinuance of AIM's operations will not have a material effect on the Company's operations or financial condition. AIM provided in-house data services to the Bank and offered data processing services to other institutions (see Note 3). All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

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

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies - Continued

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

Allowance for Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively and reserves are established based on historical loss experience.

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

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2003, 2002 and 2001.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided generally by straight-line methods based principally on the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

Advertising Costs

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $516,000, $567,000 and $441,000, respectively.

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

Stock-Based Compensation

At December 31, 2003, the Company had a stock-based employee compensation plan, which is more fully described in Note 19. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings for the years ended December 31, 2002 and 2001, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------

Net Income, as reported...........................   $        3,086,580    $        2,668,008    $        2,538,098

Add: Stock-based compensation expense
   included in net income, net of related taxes...               21,739                    --                    --
Deduct: Total stock-based employee
   compensation expense determined under
   the fair value method for all awards,
   net of related taxes...........................              (63,350)             (106,367)             (122,515)
                                                     ------------------    ------------------    ------------------

Pro Forma Net Income..............................   $        3,044,969    $        2,561,641    $        2,415,583
                                                     ==================    ==================    ==================


                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2003                  2002                  2001
                                                     ------------------    ------------------    ------------------
   Basic Earnings per Common Share
     As reported..................................   $             0.86    $             0.81    $             0.81
     Pro Forma....................................                 0.84                  0.78                  0.77

   Diluted Earnings per Common Share
     As reported..................................                 0.81                  0.76                  0.75
     Pro Forma....................................                 0.80                  0.73                  0.71

   Weighted average fair value of options
     granted during the year......................                 4.20                    --                  4.18

   Assumptions:
     Average risk free interest rate..............                 4.95%                   --                  4.95%
     Average expected volatility..................                22.53                    --                 24.20
     Expected dividend yield......................                 1.90                    --                  1.90
     Expected life................................            7.5 years                    --             7.5 years

The effects of applying SFAS No. 123 as amended by SFAS No. 148 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan covering substantially all of its employees. Eligible participating employees may elect to contribute tax-deferred contributions. Company contributions to the plan are determined by the board of directors.

Intangibles

Intangibles consist primarily of goodwill, debt issuance costs, and noncompete agreements. The goodwill intangible represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which was provided using the straight-line method over the estimated useful life of 20 years, until the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001. Debt issuance costs represent costs incurred in the Trust Preferred transaction which is more fully discussed in Note 13. The noncompete intangible represents an amount paid to a former employee who agrees to certain stipulations concerning future employment spelled out in a noncompete agreement. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of 2 years.

The adoption of new accounting standards effective January 1, 2002, mandates the discontinuance of periodic amortization and requires the Company to measure the recorded goodwill for impairment as of January 1, 2002, and at least annually thereafter. The initial assessment of the Company's intangible asset (Goodwill) as of January 1, 2002, and the annual assessments as of December 31, 2003 and 2002, indicate that no impairment of values existed at those dates.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

Off Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. See Note 17 for a further discussion of these financial instruments.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $21 million and a line of credit with the Federal Home Loan Bank of up to approximately $61,360,000 of which $30,600,000 is available and unused, subject to proper collateralization.

Segment Information

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Recently Issued Accounting Standards

In January 2003, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 101, Auditing Fair Value Measurements and Disclosures. This statement establishes standards on auditing the measurement and disclosure of assets, liabilities, and specific components of equity presented or disclosed at fair value in financial statements. This SAS is effective for audits of financial statements for periods beginning on or after June 15, 2003. The adoption of SAS No. 101 did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly. Except for the provisions related to FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this statement should be applied prospectively. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies - Continued

the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company's operating results or financial position.

In December 2003, the FASB revised previously issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company's operating results or financial position.

In December 2003, the FASB revised previously issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

Earnings per Common Share

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. In July 2003, the Company issued a 10% stock dividend. All per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to this dividend. The following reconciles the weighted average number of shares outstanding:

                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Weighted average of common shares outstanding..............         3,609,728          3,277,787          3,145,651
Effect of dilutive options.................................           199,897            230,232            243,753
                                                              ---------------    ---------------   ----------------
Weighted average of common shares outstanding
   effected for dilution...................................         3,809,625          3,508,019          3,389,404
                                                              ===============    ===============   ================

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                            Years Ended December 31,
                                                              -----------------------------------------------------
                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Unrealized gains (losses) on securities

   Unrealized holding gains arising during period...........  $       (46,701)   $       873,750   $        242,271
   Reclassification adjustments for (gains) losses
     included in net income.................................           16,978           (285,525)          (146,976)
                                                              ---------------    ---------------   ----------------
   Net unrealized gains(losses).............................          (29,723)           588,225             95,295
   Income tax related to items of other
     comprehensive income...................................           10,107           (199,997)           (31,379)
                                                              ---------------    ---------------   ----------------

Other comprehensive income (loss)...........................  $       (19,616)   $       388,228   $         63,916
                                                              ===============    ===============   ================

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2003.

                                                                            Years Ended December 31,
                                                              -----------------------------------------------------
                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

   Cash paid during the year for interest...................  $     8,562,106    $    11,716,178   $     13,769,777

   Cash paid during the year for income taxes...............          836,039          1,050,345          1,061,461

   Non-cash Disclosures:

   Loans transferred to foreclose real estate...............        1,517,302          1,477,804            732,882

   Net increase (decrease) in unrealized gains and
     losses on securities available-for-sale................          (29,723)           588,225             95,295

   Proceeds from sales of foreclosed real estate
     financed through loans.................................          532,192            294,290            619,445

   Tax benefit of the exercise of non qualified options.....          204,791            295,898             15,981

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 2 - Business Combination

Effective August 13, 2001, the Company's wholly-owned bank subsidiaries, Gilmer County Bank and Appalachian Community Bank, were merged together. Regulatory approval for the merger was received by the Company from the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department of Banking and Finance. Pursuant to the merger, Gilmer County Bank, as the surviving bank in the merger, changed its legal name from Gilmer County Bank to Appalachian Community Bank. However, its offices located in Gilmer County continue to operate under the trade name of "Gilmer County Bank."


Note 3 - Discontinued Operations

In August 2002, the Company announced its intentions to close down the operations of its subsidiary, Appalachian Information Management, Inc. ("AIM"). The operations of AIM ceased on November 12, 2002.

Disposition of the assets of the discontinued operations began in September 2002. At December 31, 2003, the remaining assets (primarily fixed assets and prepaid expenses) net of related reserves and other liabilities are included in premises and equipment and other assets in the accompanying consolidated statement of financial condition and continue to be held for productive use.

An impairment loss of approximately $43,000 was recognized by the Company in the year 2002 related to this discontinued function.

In light of the Company discontinuing the operations of AIM, its data processing provider, the Company signed a 5-year contract with Fiserv Solutions, Inc. to provide the Company with data processing services vacated by the closure of AIM. The contract contains a 3-year renewable option along with a detailed fee schedule for the different services it is likely to perform.



              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 4 - Restrictions On Cash and Due From Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2003 and 2002, the average amount of the required reserves was $302,000 and $5,742,000, respectively.


Note 5 - Securities

The carrying amounts of securities as shown in the consolidated statement of financial condition of the Company and their approximate fair values at December 31, 2003 and 2002 are presented below.

                                                                           Gross           Gross        Estimated
                                                          Amortized     Unrealized      Unrealized        Fair
                                                            Cost           Gains          Losses          Value
                                                       --------------  -------------  -------------  --------------

Securities Available-for-Sale
-----------------------------

December 31, 2003:
   U.S. Government and agency securities............   $   20,273,622  $      69,052  $     268,234  $   20,074,440
   State and municipal securities...................       13,572,237        782,726             --      14,354,963
   Mortgage-backed securities.......................       19,137,512        115,141         48,029      19,204,624
   Equity securities................................        1,729,300             --             --       1,729,300
                                                       --------------  -------------  -------------  --------------
                                                       $   54,712,671  $     966,919  $     316,263  $   55,363,327
                                                       ==============  =============  =============  ==============


December 31, 2002:
   U.S. Government and agency securities............   $    8,481,531  $      97,643  $          --  $    8,579,174
   State and municipal securities...................       14,847,957        466,696            861      15,313,792
   Mortgage-backed securities.......................       14,642,135        133,916         17,015      14,759,036
   Equity securities................................        1,722,900             --             --       1,722,900
                                                       --------------  -------------  -------------  --------------
                                                       $   39,694,523  $     698,255  $      17,876  $   40,374,902
                                                       ==============  =============  =============  ==============

At December 31, 2003, the Company's available-for-sale securities reflected net unrealized gains of $650,656 that resulted in an increase in stockholders' equity of $429,434 net of deferred tax liability. At December 31, 2002, the Company's available-for-sale securities reflected net unrealized gains of $680,379, which resulted in an increase in stockholders' equity of $449,050, net of deferred tax liability.



              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 5 - Securities - Continued

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                   Less Than 12 Months           12 Months or More                 Total
                               ---------------------------  --------------------------  ---------------------------
                                                  Gross                        Gross                       Gross
                                    Fair       Unrealized       Fair        Unrealized       Fair        Unrealized
                                    Value        Losses         Value         Losses         Value        Losses
                               -------------   -----------  -------------  -----------  -------------   -----------
Securities Available-for-Sale
-----------------------------

   U.S. Government and
     agency securities.......  $  11,485,843   $   268,234  $          --  $        --  $  11,485,843   $   268,234
   Mortgage-backed
     securities..............      5,623,743        48,029             --           --      5,623,743        48,029
                               -------------   -----------  -------------  -----------  -------------   -----------

                               $  17,109,586   $   316,263  $          --  $        --  $  17,109,586   $   316,263
                               =============   ===========  =============  ===========  =============   ===========

Management evaluates securities for other-than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The contractual maturities of securities available-for-sale at December 31, 2003, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Amortized          Estimated
                                                                                      Cost            Fair Value
                                                                                 ---------------   ----------------
Securities Available-for-Sale
-----------------------------
   Due in one year or less..................................................     $     7,312,256   $      7,362,329
   Due after one year through five years....................................          24,110,911         23,928,477
   Due after five years through ten years...................................           6,619,133          6,753,197
   Due after ten years......................................................          14,941,071         15,590,024
   Equity securities........................................................           1,729,300          1,729,300
                                                                                 ---------------   ----------------

                                                                                 $    54,712,671   $     55,363,327
                                                                                 ===============   ================

Mortgage-backed securities have been included in the maturity tables based upon guaranteed payoff date of each security.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 5 - Securities - Continued

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2003, were as follows:

                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Gross realized gains........................................  $        24,243    $       290,227   $        174,983
Gross realized losses.......................................           41,221              4,702             28,007

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $1,543,300 and $1,722,900 at December 31, 2003 and 2002, respectively. Equity securities also include an investment in Appalachian Capital Trust I. The amount of investment in the trust amounted to $186,000 and $-0- at December 31, 2003 and 2002, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $24,912,754 and $9,092,000 at December 31, 2003 and 2002, respectively.


Note 6 - Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31, 2003 and 2002 were as follows:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                      2003               2002
                                                                                 ---------------   ----------------

Commercial, financial and agricultural......................................     $    34,613,388   $     33,448,866
Real estate - construction..................................................         104,619,438         73,242,467
Real estate - mortgage......................................................         166,597,728        165,525,831
Consumer....................................................................          20,534,760         20,295,311
Other loans.................................................................           5,941,132          5,550,580
                                                                                 ---------------   ----------------
                                                                                     332,306,446        298,063,055
Allowance for loan losses...................................................          (3,609,794)        (3,237,898)
                                                                                 ---------------   ----------------

Net loans...................................................................     $   328,696,652   $    294,825,157
                                                                                 ===============   ================

Total loans which the Company considered to be impaired at December 31, 2003 and 2002 were $1,126,727 and $4,823,000, respectively. All of these loans were on nonaccrual status and had related allowances of $169,009 and $723,450, respectively. Impaired loans consisted primarily of commercial loans as of December 31, 2003 and 2002. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was approximately $2,248,000 and $3,232,500, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $148,000. In the year ended December 31, 2002, the amount was $425,000.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 7 - Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                                  December 31,
                                                              -----------------------------------------------------
                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Balance at beginning of year................................  $     3,237,898    $     2,995,362   $      2,210,603

Charge-offs.................................................       (1,207,788)          (816,701)          (543,800)
Recoveries..................................................          114,684             31,237             34,059
                                                              ---------------    ---------------   ----------------
   Net charge-offs..........................................       (1,093,104)          (785,464)          (509,741)

Provision for loan losses...................................        1,465,000          1,028,000          1,294,500
                                                              ---------------    ---------------   ----------------

Balance at end of year......................................  $     3,609,794    $     3,237,898   $      2,995,362
                                                              ===============    ===============   ================


Note 8 - Premises and Equipment

Premises and equipment were as follows:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                      2003               2002
                                                                                 ---------------   ----------------

Land ......................................................................      $     2,080,417   $      2,080,417
Buildings and improvements..................................................           4,778,078          4,757,454
Furniture and equipment.....................................................           3,514,899          3,498,374
Computer equipment and software.............................................           1,305,985          1,188,018
Automobiles.................................................................             175,524            140,982
Construction in progress....................................................             676,613             43,713
                                                                                 ---------------   ----------------
                                                                                      12,531,516         11,708,958
Allowance for depreciation..................................................          (3,369,864)        (2,937,606)
                                                                                 ---------------   ----------------

                                                                                 $     9,161,652   $      8,771,352
                                                                                 ===============   ================

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2003, 2002 and 2001 was $784,918, $679,960 and $640,220, respectively.




              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 9 - Intangibles

Acquired goodwill and other intangible assets as of December 31, 2003 and 2002 are detailed as follows:

Amortizable Intangibles
                                                                    Gross                                 Net
                                                                  Carrying         Accumulated         Carrying
                                                                   Amount         Amortization          Amount
                                                              ---------------    -------------  -------------------
As of December 31, 2003:

   Noncompete agreements....................................  $       165,000    $       158,125   $          6,875
   Debt issuance costs......................................          170,000             11,333            158,667
                                                              ---------------    ---------------   ----------------

   Total....................................................  $       335,000    $       169,458   $        165,542
                                                              ===============    ===============   ================

As of December 31, 2002:

   Noncompete agreements....................................  $       165,000    $        75,627   $         89,373
                                                               --------------     --------------    ---------------

   Total....................................................  $       165,000    $        75,627   $         89,373
                                                              ===============    ===============   ================

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2003 and 2002 was $93,831 and $75,627, respectively. Estimated annual amortization expense for the following years ending December 31 is as follows:

                                                      2004          2005         2006         2007         2008
                                                   -----------  -----------  -----------  -----------   -----------

Estimated annual amortization expense............  $    40,875  $    34,000  $    34,000  $    34,000   $    22,667


Acquired Goodwill:
                                                                                      2003               2002
                                                                                 ---------------   ----------------

Goodwill from bank acquisition..............................................     $     1,991,891   $      1,991,891
                                                                                 ===============   ================




              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 9 - Intangibles - Continued

The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

                                                                             Years Ended December 31
                                                              -----------------------------------------------------
                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Reported Net income.........................................  $     3,086,580    $     2,668,008   $      2,538,098
Add back Goodwill amortization, net of tax..................               --                 --            117,747
                                                              ---------------    ---------------   ----------------

Adjusted net income.........................................  $     3,086,580    $     2,668,008   $      2,655,845
                                                              ===============    ===============   ================

Basic earnings per share:
     Reported net income....................................  $          0.86    $          0.81   $          0.81
     Goodwill amortization..................................             0.00               0.00              0.03
                                                              ---------------    ---------------   ---------------

     Adjusted net income....................................  $          0.86    $          0.81   $          0.84
                                                              ===============    ===============   ===============

Diluted earnings per share:
     Reported net income....................................  $          0.81    $          0.76   $          0.75
     Goodwill amortization..................................             0.00               0.00              0.03
                                                              ---------------    ---------------   ---------------

     Adjusted net income....................................  $          0.81    $          0.76   $          0.78
                                                              ===============    ===============   ===============


Note 10 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2003 and 2002 were $86,556,043 and $60,533,038, respectively. Time deposits of less than $100,000
totaled   $98,250,531   and   $110,095,352   at  December  31,  2003  and  2002,
respectively. Demand deposits reclassified as loan balances as of December 31, 2003 and 2002 amounted to $117,253 and $60,286, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2003, are as follows:

                                                                                                         Time
                                                                                                     Certificates
                                                                                                       of Deposit
                                                                                                   ----------------
           Years ending December 31,
           -------------------------
                      2004......................................................................   $    134,770,727
                      2005......................................................................         36,952,176
                      2006......................................................................          7,586,228
                      2007......................................................................          5,196,944
                      2008......................................................................            300,499
                                                                                                   ----------------

                                                                                                   $    184,806,574
                                                                                                   ================

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 11 - Short-term Borrowings

Short-term borrowings at December 31, 2003 and 2002 consist of the following:

                                                                                      2003               2002
                                                                                 ---------------   ----------------

Federal funds purchased.....................................................     $     3,000,000   $             --
Securities sold under agreements to repurchase..............................           4,085,992          5,928,624
                                                                                 ---------------   ----------------

                                                                                 $     7,085,992   $      5,928,624
                                                                                 ===============   ================

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                      2003               2002
                                                                                 ---------------   ----------------

Average balance during the year.............................................     $     5,488,443   $      4,061,294
Average interest rate during the year.......................................                1.23%             1.60%
Maximum month-end balance during the year...................................     $     8,211,269   $      5,928,624


U.S. Agency, municipal and mortgage-backed securities underlying the agreements at year end:

Carrying value..............................................................     $     5,887,249   $      6,106,585
Estimated fair value........................................................           5,887,249          6,106,585


Note 12 - Long-term Debt

At December 31, 2003 and 2002, the Company had notes payable totaling $30,692,858 and $34,735,714, respectively.

Long-term debt consists of the following at December 31:

                                                                                      2003               2002
                                                                                 ---------------   ----------------

Notes  payable on line of credit at FHLB, with varying maturities; from
March 2004 through September 2012, interest rate varies from 0.72% to 7.74%,
secured by residential mortgages...............................................  $    30,692,858   $     30,135,714

Note  payable to another  financial  institution, interest at prime less
0.25%; interest paid quarterly with principal payments of $657,000 to be made annually,  secured by 100% of the outstanding shares of Appalachian
Community Bank................................................................                --          4,600,000
                                                                                 ---------------   ----------------

                                                                                 $    30,692,858   $     34,735,714
                                                                                 ===============   ================

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 12 - Long-term Debt - Continued

Maturities of long-term debt following December 31, 2003 are as follows:

           Years ending December 31,
           -------------------------
                      2004......................................................................   $      7,242,858
                      2005......................................................................          6,200,000
                      2006......................................................................          6,200,000
                      2007......................................................................            700,000
                      2008......................................................................          5,350,000
                      Thereafter................................................................          5,000,000
                                                                                                   ----------------
                                                                                                   $     30,692,858
                                                                                                   ================


Note 13 - Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I ("the Trust"), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust's floating rate cumulative trust preferred securities (the "Trust Preferred Securities") in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the "Subordinated Debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. 46, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.


Note 14 - Shareholders' Equity

At December 31, 2003 and 2002, shareholders' equity of the Company consisted of the following:

Preferred Stock: At December 31, 2003, 20,000,000 shares authorized, none issued and none outstanding.

Common Stock: At December 31, 2003, 20,000,000 shares authorized, 3,734,686 shares issued and 3,658,713 outstanding with a par value of $0.01 per share. At December 31, 2002, 20,000,000 shares authorized, 3,639,821 shares issued and 3,439,268 outstanding with a par value of $0.01 per share. Voting rights equal to one vote per share.

Paid-in Capital: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the tax benefits of non-statutory stock options.

Retained  Earnings:  Represents  the  accumulated  net  earnings of the Company.

Accumulated Other Comprehensive Income (Loss): Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 14 - Shareholders' Equity - Continued

Treasury Stock: Represents 75,973 and 200,533 shares of common stock at December 31, 2003 and 2002, at cost.

In 2003, the Company purchased 3,660 shares of its common stock for a cost of $54,900, which were added to treasury stock at cost. The Company also sold 128,240 shares of its treasury stock for $1,923,601. In addition, 82,170 options were exercised for an amount equaling $529,330, including tax benefit. A 10% stock dividend of 332,826 shares was also issued in 2003.

In 2002, the Company issued 12,859 shares of stock to its 401(k) Plan for $163,660. The Company also sold 52,447 shares of its treasury stock for $786,705. In addition, 198,880 options were exercised for an amount equaling $1,021,498, including tax benefit.

In 2001, the Company sold 22,575 shares of stock to its 401(k) plan for $287,308. In addition, 4,290 options were exercised for an amount equaling $32,381, including tax benefit.

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. The Company's ratios as of December 31, 2003 and 2002 are disclosed in the regulatory matters note following.

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

As of December 31, 2003, the Bank could declare dividends of approximately $1,819,000 without regulatory consent, subject to the Bank's compliance with regulatory capital restrictions. It is anticipated that any such dividends would be used for the payment of long-term debt service.



              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 15 - Other Operating Expenses

Other operating expenses consist of the following:

                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Professional fees..........................................   $       948,335    $       675,728   $        469,267
Data processing............................................           569,915             83,572            395,270
Advertising................................................           516,036            566,684            440,651
Stationery and supplies....................................           337,712            307,937            264,271
Director and committee fees................................           314,500            306,282            318,720
Taxes and licenses.........................................           275,528            157,459            132,472
Education..................................................           196,231             95,107             37,386
FDIC and state assessments.................................           178,917             77,503            163,421
Postage....................................................           150,268            163,746            126,668
Amortization...............................................            93,833             75,624            117,747
Correspondent bank charges.................................            90,461             77,829             84,294
Insurance..................................................            47,465             45,997             42,463
Checking account expense...................................            41,311             60,286             56,805
Dues and subscriptions.....................................            40,403             45,594             39,546
Other......................................................           673,341            570,498            336,333
                                                              ---------------    ---------------   ----------------

   Total other operating expenses..........................   $     4,474,256    $     3,309,846   $      3,025,314
                                                              ===============    ===============   ================


Note 16 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2003 and 2002 included in other assets and other liabilities were as follows:

                                                                                      2003               2002
                                                                                 ---------------   ----------------
Current
   Federal..................................................................     $       151,850   $        328,516
   State....................................................................             (89,939)           (34,120)

The components of the net deferred income tax asset included in other assets are as follows:

                                                                                      2003               2002
                                                                                 ---------------   ----------------
Deferred tax asset:
   Federal..................................................................     $       984,391   $        895,595
   State....................................................................              87,399             79,347
                                                                                 ---------------   ----------------
     Total deferred income tax asset........................................           1,071,790            974,942
                                                                                 ---------------   ----------------
Deferred tax liability:
   Federal..................................................................            (537,179)          (476,096)
   State....................................................................             (48,834)           (43,175)
                                                                                 ---------------   ----------------
     Total deferred income tax liability....................................            (586,013)          (519,271)
                                                                                 ---------------   ----------------
Net deferred tax asset......................................................     $       485,777   $        455,671
                                                                                 ===============   ================

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 16 - Income Taxes - Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                      2003               2002
                                                                                 ---------------   ----------------

Net unrealized gains on securities available-for-sale.......................     $      (221,223)  $       (231,329)
Depreciation................................................................            (364,790)          (287,942)
Allowance for loan losses...................................................             975,477            913,888
Deferred compensation.......................................................              68,277             60,578
Other.......................................................................              28,036                476
                                                                                 ---------------   ----------------

                                                                                 $       485,777   $        455,671
                                                                                 ===============   ================

The components of income tax expense (benefit) for the years 2003, 2002 and 2001 are as follows:

                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Current
   Federal.................................................   $     1,150,739    $       960,471   $      1,038,142
   State...................................................           122,576             94,469            106,171
Deferred
   Federal.................................................           (19,000)           (45,000)          (179,725)
   State...................................................            (1,000)            (4,000)            (2,000)
                                                              ---------------    ---------------   ----------------

                                                              $     1,253,315    $     1,005,940   $        962,588
                                                              ===============    ===============   ================

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 2003, 2002 and 2001 of approximately $(5,773), $97,079 and $49,972, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2003, 2002 and 2001.

                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------

Statutory federal income tax rate.........................                34.0%              34.0%             34.0%

Effect on rate of:
   Tax-exempt securities..................................                (5.5)              (7.3)             (5.2)
   Tax-exempt loans.......................................                (1.0)              (1.0)             (1.1)
   Interest expense disallowance..........................                 0.5                0.9               0.6
   State income tax, net of federal tax...................                 1.9                1.6               1.9
   Other..................................................                (1.0)              (0.8)             (2.7)
                                                              ----------------   ----------------      ------------

Effective income tax rate.................................                28.9%              27.4%             27.5%
                                                              ================   ================      ============

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 17 - Commitments and Contingencies

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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2003 and 2002, the Company has issued standby letters of credit of approximately $1,111,000 and $1,320,000. The Company records a liability for the estimated fair value of these standby letters of credit based on the fees charged for these arrangements.

Loan Commitments: As of December 31, 2003 and 2002, the Company had commitments outstanding to extend credit totaling approximately $43,436,000 and $35,890,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.


Note 18 - Concentrations of Credit

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

The Company maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $235,380 and $11,490,407 at December 31, 2003 and 2002, respectively.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 19 - Stock Option Plans

The Company has adopted its 1997 Employee Stock Incentive Plan and its 1997 Directors' Non-qualified Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees to purchase shares of the Company's $0.01 par value common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. On April 1, 2003, the Company approved and adopted the 2003 Stock Option Plan.

The following sets forth certain information regarding stock options for the years ended December 31, 2003, 2002 and 2001. Stock option shares and prices have been adjusted to reflect the effects of the 10% stock dividend in 2003.

Fixed Options

                                                 2003                     2002                        2001
                                        ----------------------   ------------------------    ----------------------
                                                      Weighted                   Weighted                Weighted
                                                       Average                    Average                 Average
                                                      Exercise                   Exercise                Exercise
                                          Shares       Price         Shares       Price       Shares      Price
                                        ----------  ----------   -----------    ----------   --------   -----------

Outstanding at beginning of year......     502,810  $     5.11       702,790    $     4.71    659,340   $     4.11
Granted...............................      18,000       13.92            --            --     55,000        12.73
Exercised.............................     (82,170)       3.69      (198,880)         3.65     (4,290)        3.83
Forfeited.............................      (5,500)      13.64        (1,100)        13.64     (7,260)       11.65
                                        ----------               -----------                 --------

Outstanding at end of year............     433,140        5.65       502,810          5.11    702,790         4.71
                                        ==========               ===========                 ========

Exercisable at end of year............     362,780        4.57       417,230          4.18    459,470         3.82
                                        ==========               ===========                 ========

Weighted average fair value
   of options granted.................  $     4.20               $        --                 $   4.18
                                        ==========               ===========                 ========


Information pertaining to options outstanding at December 31, 2003 is as follows:

                                                                 Outstanding       Expiration           Options
                                                                   Number             Date            Exercisable
                                                              ---------------    ---------------   ----------------

10/07/03 Options with an Exercise Price of $15.00..........             2,500       10/07/13                     --
07/01/03 Options with an Exercise Price of $15.00..........            10,000       07/01/13                     --
01/16/03 Options with an Exercise Price of $12.73..........             5,500       01/16/13                     --
07/10/01 Options with an Exercise Price of $12.73..........            55,000       07/10/11                 22,000
06/30/00 Options with an Exercise Price of $13.64..........             2,200       06/30/10                  1,320
06/22/99 Options with an Exercise Price of $5.45...........            87,560       06/22/09                 69,080
06/01/97 Options with an Exercise Price of $3.64...........           270,380       06/01/07                270,380
                                                              ---------------                      ----------------

Total Options Issued.......................................           433,140                               362,780
                                                              ===============                      ================

The Company's  options  outstanding have a weighted average  contractual life of
4.62 years.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 20 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the applicable regulatory agencies categorized Appalachian Community Bank, the subsidiary bank, as well capitalized under the regulatory framework for prompt corrective action. To become well capitalized the Company and its subsidiary bank must maintain minimum Total Capital, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the table below.

The Company's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                          To Be Well Capitalized
                                                                                                 Under Prompt
                                                                       For Capital             Corrective Action
                                               Actual               Adequacy Purposes             Provisions
                                       -----------------------  ------------------------  ------------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
                                       ------------  ---------  -------------   --------  --------------  --------
                                                                     (in Thousands)
As of December 31, 2003:

Total Capital
   Consolidated......................  $     38,291   11.55%    $      26,531      8.00%             N/A      N/A
   Appalachian Community Bank........        36,130   10.91            26,491      8.00   $       33,114    10.00%
Tier 1 Capital
   Consolidated......................        34,681   10.46            13,266      4.00              N/A      N/A
   Appalachian Community Bank........        32,520    9.82            13,246      4.00           19,869     6.00
Tier 1 Leverage
   Consolidated......................        34,681    8.58            16,167      4.00              N/A      N/A
   Appalachian Community Bank........        32,520    8.30            15,663      4.00           19,579     5.00

As of December 31, 2002:

Total Capital
   Consolidated......................  $     26,327    8.59%    $      24,512      8.00%             N/A      N/A
   Appalachian Community Bank........        30,537   10.00            24,425      8.00   $       30,532    10.00%
Tier 1 Capital
   Consolidated......................        23,089    7.54            12,256      4.00              N/A      N/A
   Appalachian Community Bank........        27,299    8.94            12,213      4.00           18,319     6.00
Tier 1 Leverage
   Consolidated......................        23,089    6.07            15,225      4.00              N/A      N/A
   Appalachian Community Bank                27,299    7.17            15,225      4.00           19,032     5.00

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 21 - Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company's contribution to the plan is determined by the board of directors. The Company made discretionary cash contributions to the plan of approximately $300,238 in 2003, $215,353 in 2002 and $223,678 in 2001.


Note 22 - Leases

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2003, 2002 and 2001, rental expense for operating leases was approximately $81,500, $68,412 and $50,600, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 2003, are as follows:

         Years Ending December 31,
         -------------------------
                    2004........................................................................   $         64,581
                    2005........................................................................             47,220
                    2006........................................................................             35,773
                    2007........................................................................             35,538
                    2008........................................................................             34,617
                    Thereafter..................................................................            803,252
                                                                                                   ----------------

                    Total minimum lease payments................................................   $      1,020,981
                                                                                                   ================


Note 23 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Company during 2003 and 2002. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

                                                                                      2003               2002
                                                                                 ---------------   ----------------

Balance at Beginning of Year.................................................    $     7,814,802   $      8,456,182
New loans....................................................................          1,257,065          2,373,027
Repayments...................................................................           (853,748)        (2,330,592)
Participations sold..........................................................          1,011,183           (572,269)
Change in related parties....................................................            143,261           (111,546)
                                                                                 ---------------   ----------------

Balance at End of Year.......................................................    $     9,372,563   $      7,814,802
                                                                                 ===============   ================

Deposits: Deposits held from related parties were $2,224,390 and $1,344,094 at December 31, 2003 and 2002, respectively.

Lease: The Bank leases a facility from a partnership which includes directors of the Company. The lease commenced in May 2001 and had an initial term of 24 months. The Company exercised its option to renew this lease during 2003 for a period of one year for an annual expense of $33,000. The lease will expire in May 2004.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 24 - Litigation

While the Company and its subsidiaries are party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.


Note 25 - Fair Value of Financial Instruments

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

Commitments  to Extend  Credit,  Letters of  Credit,  and  Financial  Guarantees
Written: The fair value of commitments and letters of credit is estimated to be approximately the fees charged for these arrangements.

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 25 - Fair Value of Financial Instruments - Continued

The estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:


                                                                   2003                          2002
                                                       ----------------------------  ------------------------------
                                                          Carrying       Fair           Carrying          Fair
                                                           Amount        Value           Amount           Value
                                                       ------------   -------------  -------------  ---------------
                                                                             (in thousands)

Financial Assets
   Cash and short-term investments..................   $      7,391   $       7,391  $      30,857  $        30,857
   Securities.......................................         55,363          55,363         40,375           40,375
   Loans............................................        332,306         332,859        298,063          299,334
   Accrued interest receivable......................          2,290           2,290          2,241            2,241
                                                       ------------   -------------  -------------  ---------------

     Total Financial Assets.........................   $    397,350   $     397,903  $     371,536  $       372,807
                                                       ============   =============  =============  ===============

Financial Liabilities
   Deposits.........................................   $    332,919   $     324,654  $     316,283  $       319,075
   Short-term borrowings............................          7,086           7,086          5,929            5,929
   Accrued interest payable.........................            671             671            976              976
   Long-term debt...................................         36,879          39,022         34,736           36,782
                                                       ------------   -------------  -------------  ---------------

     Total Financial Liabilities....................   $    377,555   $     371,433  $     357,924  $       362,762
                                                       ============   =============  =============  ===============

Unrecognized financial instruments
   Commitments to extend credit.....................   $     43,436   $         326  $      35,890  $           269
   Standby letters of credit........................          1,111               8          1,320               10
                                                       ------------   -------------  -------------  ---------------

     Total Unrecognized Financial
       Instruments..................................   $     44,547   $         334  $      37,210  $           279
                                                       ============   =============  =============  ===============


              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 26 - Condensed Parent Information

Statements of Financial Condition

                                                                                           December 31,
                                                                                 ----------------------------------
                                                                                      2003               2002
                                                                                 ---------------   ----------------
Assets
   Cash and due from banks...................................................    $     1,146,218   $          5,343
   Investment in subsidiaries (equity method) eliminated
     upon consolidation......................................................         34,948,116         29,828,837
   Securities available for sale.............................................            186,000                 --
   Other assets..............................................................          1,127,252            385,109
                                                                                 ---------------   ----------------

     Total Assets............................................................    $    37,407,586   $     30,219,289
                                                                                 ===============   ================

Liabilities and Shareholders' Equity
   Note payable..............................................................    $            --   $      4,600,000
   Subordinated long-term capital notes......................................          6,186,000                 --
   Other liabilities.........................................................            139,233                 --
                                                                                 ---------------   ----------------
     Total Liabilities.......................................................          6,325,233          4,600,000
                                                                                 ---------------   ----------------

     Total Shareholders' Equity..............................................         31,082,353         25,619,289
                                                                                 ---------------   ----------------

     Total Liabilities and Shareholders' Equity..............................    $    37,407,586   $     30,219,289
                                                                                 ===============   ================


Statements of Income

                                                                            Years ended December 31,
                                                              -----------------------------------------------------
                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------
Income
   Interest................................................   $            --    $            --   $             --
   Dividends from subsidiaries - eliminated
     upon consolidation....................................                --                 --            250,000
                                                              ---------------    ---------------   ----------------
                                                                           --                 --            250,000

Expenses
   Interest................................................           201,454            205,218            319,067
   Other expenses..........................................           729,245            496,725            490,156
                                                              ---------------    ---------------   ----------------
                                                                      930,699            701,943            809,223
                                                              ---------------    ---------------   ----------------

Loss before income taxes and equity in undistributed
   earnings of subsidiaries................................          (930,699)          (701,943)          (559,223)
Income tax benefits........................................           378,685            257,277            307,196
                                                              ---------------    ---------------   ----------------

Loss before equity in undistributed earnings
   of subsidiaries.........................................          (552,014)          (444,666)          (252,027)

Equity in undistributed earnings of subsidiaries...........         3,638,594          3,112,674          2,790,125
                                                              ---------------    ---------------   ----------------

     Net Income............................................   $     3,086,580    $     2,668,008   $      2,538,098
                                                              ===============    ===============   ================

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 26 - Condensed Parent Information - Continued

Statements of Cash Flow

                                                                            Years ended December 31,
                                                              -----------------------------------------------------
                                                                    2003              2002               2001
                                                              ---------------    ---------------   ----------------
Operating Activities
   Net Income..............................................   $     3,086,580    $     2,668,008   $      2,538,098
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiaries........        (3,638,594)        (3,112,674)        (2,790,125)
     Increase (decrease) in accrued interest payable.......            85,200                 --           (108,739)
     Other.................................................          (483,620)          (272,079)           224,262
                                                              ---------------    ---------------   ----------------
       Net Cash Used In Operating Activities...............          (950,434)          (716,745)          (136,504)
                                                              ---------------    ---------------   ----------------

Investing Activities
   Investment in preferred securities trust................          (186,000)                --                 --
   Capital injection in subsidiaries.......................        (1,500,000)        (1,150,000)                --
                                                              ---------------    ---------------   ----------------
       Net Cash Used In Investing Activities...............        (1,686,000)        (1,150,000)                --
                                                              ---------------    ---------------   ----------------

Financing Activities
   Proceeds from issuance of long-term debt................         6,186,000                 --                 --
   Repayment of long-term debt.............................        (4,600,000)                --                 --
   Proceeds from issuance of common stock..................           302,800            889,260            319,689
   Purchases of treasury stock.............................           (54,900)                --                 --
   Compensation associated with issuance of options........            21,739                 --                 --
   Proceeds from issuance of treasury stock................         1,923,601                 --                 --
   Cash paid in lieu of fractional shares on stock dividend            (1,931)           786,705                 --
                                                              ---------------    ---------------   ----------------
       Net Cash Provided By Financing Activities...........         3,777,309          1,675,965            319,689
                                                              ---------------    ---------------   ----------------

Net Increase (Decrease) in Cash and Cash Equivalents.......         1,140,875           (190,780)           183,185

Cash and Cash Equivalents at Beginning of Year.............             5,343            196,123             12,938
                                                              ---------------    ---------------   ----------------

Cash and Cash Equivalents at End of Year...................   $     1,146,218    $         5,343   $        196,123
                                                              ===============    ===============   ================



Cash paid during the year for:
   Interest................................................   $       116,254    $       205,218   $        427,806



              [The remainder of this page intentionally left blank]

                 APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


Note 27 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters of each of the years ended December 31, 2003, 2002 and 2001 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                         (In Thousands Except Per Share Data)
2003:
Total interest income..............   $       5,645  $       5,673   $       5,831  $       5,847  $         22,996
Total interest expense.............           2,416          2,234           1,897          1,710             8,257
Provision for loan losses..........             360            360             385            360             1,465
Net interest income after
   provision for loan losses.......           2,869          3,079           3,549          3,777            13,274
Securities gains (losses)..........             (17)            --              --             --               (17)
Total noninterest income...........             721            824             619            650             2,814
Total noninterest expense..........           2,690          2,966           3,006          3,069            11,731
Income tax expense.................             256            291             365            341             1,253
Net income.........................             627            646             797          1,017             3,087

Per Common Share:
   Basic earnings..................            0.18           0.18            0.22           0.28              0.86
   Diluted earnings................            0.17           0.17            0.21           0.26              0.81

2002:
Total interest income..............   $       5,455  $       5,614   $       5,883  $       5,940  $         22,892
Total interest expense.............           2,890          2,825           2,827          2,883            11,425
Provision for loan losses..........             146            216             306            360             1,028
Net interest income after
   provision for loan losses.......           2,419          2,573           2,750          2,697            10,439
Securities gains (losses)..........              20              7               1            258               286
Total noninterest income...........             602            721             881            447             2,651
Total noninterest expense..........           2,095          2,594           2,605          2,408             9,702
Income tax expense.................             295            245             351            115             1,006
Net income.........................             651            462             676            879             2,668

Per Common Share:
   Basic earnings..................            0.20           0.14            0.21           0.26              0.81
   Diluted earnings................            0.18           0.13            0.19           0.26              0.76

2001:
Total interest income..............   $       6,021  $       5,955   $       5,979  $       5,935  $         23,890
Total interest expense.............           3,648          3,386           3,389          3,252            13,675
Provision for loan losses..........             366            126             326            476             1,294
Net interest income after
   provision for loan losses.......           2,007          2,443           2,264          2,207             8,921
Securities gains (losses)..........              94             24             (19)            48               147
Total noninterest income...........             597            443             510            714             2,264
Total noninterest expense..........           1,832          1,859           1,940          2,200             7,831
Income tax expense.................             262            292             271            138               963
Net income.........................             604            759             544            631             2,538

Per Common Share:
   Basic earnings..................            0.19           0.25            0.17           0.20              0.81
   Diluted earnings................            0.17           0.23            0.16           0.19              0.75


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A.      CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-K and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance and Board Matters" in the Proxy Statement (the "2004 Proxy Statement") relating to the Company's 2004 annual meeting of shareholders is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company's chief executive officer and senior financial officers, a copy of which is attached to this Form 10-K as Exhibit 14.



ITEM 11.   EXECUTIVE COMPENSATION

     The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2004 Proxy Statement is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading "Ownership of Common Stock" in the 2004 Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Related Party Transactions" in the 2004 Proxy Statement is incorporated herein by reference.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The   information   appearing   under  the  caption   "Independent   Public
Accountants" in the 2004 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements.

          The following consolidated financial statements are located in Item 8 of this Report:

          Independent Auditors' Report Consolidated Statements of Financial Condition as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements Quarterly Results (Unaudited)

    2.    Financial Statement Schedules.

          Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

    3.    Exhibits.

          The following exhibits are filed or incorporated by reference as part of this Report:

         Exhibit Number                                Description of Exhibit
-----------------------------       --------------------------------------------

              3.1 Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the
                                    Company's Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 000-21383), previously filed with the Commission and incorporated herein by reference).

              3.2 Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company's Quarterly
                                    Report on Form 10-Q, dated August 15, 2003
                                    (File No. 000-21383), previously filed with the Commission and incorporated herein by reference).

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



         Exhibit Number                                Description of Exhibit
-----------------------------       --------------------------------------------


              10.4                  Pentegra Services, Inc. Employees' Savings &
                                    Profit Sharing Plan Basic Plan Document, and the following related documents: Trust
                                    Agreement by and between Appalachian
                                    Bancshares, Inc. and the Bank of New York;
                                    Custody Agreement by and between Tracy R.
                                    Newton, Kent W. Sanford and Joseph Hensley, as Trustee on behalf of the Appalachian
                                    Bancshares, Inc. Employees' Savings & Profit
                                    Sharing Plan, and the Bank of New York (with
                                    Letter Notification to the Bank of New York providing an updated list of members of the Administrative Committee); and the Internal
                                    Revenue Service Favorable Approval Letter of the Pentegra Services, Inc. Prototype
                                    Non-Standardized Profit Sharing Plan (filed as Exhibit 10.2 to the Plan's Annual Report on Form 11-K for the fiscal year ended
                                    December 31, 2001 (File No. 001-15571) and
                                    incorporated herein by reference).

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

              10.9                  2003 Stock Option Plan (included as Exhibit
                                    10.1 to the  Company's  Quarterly Report on
                                    Form 10-Q for the period ended June 30, 2003 (File No. 000-21383) and incorporated herein by reference).*

              11                    Statement re: Computation of Per Share
                                    Earnings

              12                    Statement re: Computation of Ratios

              14                    Code of Ethics for CEO and Senior Financial
                                    Officers

              21                    Subsidiaries of the Registrant


         Exhibit Number                                Description of Exhibit
-----------------------------       -------------------------------------------


              23                    Consent of Schauer, Taylor, Cox, Vise,
                                    Morgan & Fowler, P.C.

              31.1                  Certification of President and Chief
                                    Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

              31.2                  Certification of Chief Financial Officer
                                    Pursuant to Section 302 of Sarbanes-Oxley
                                    Act of 2002.

              32 Certifications Pursuant to Section 906 of arbanes-Oxley Act of 2002.

o The referenced exhibit is a compensatory contract, plan or arrangement.







(b) A current report on Form 8-K dated October 23, 2003, was filed with the Securities and Exchange Commission under Items 5 ("Other Events") and 7 ("Financial Statements and Exhibits") of such form, involving the Company's issuance of a press release announcing an increase in the regulatory capital of the Company, resulting from the issuance and sale, on August 28, 2003, of $6,000,000 of Appalachian Capital Trust I preferred securities.

     A current report on Form 8-K dated November 4, 2003, was filed with the Securities and Exchange Commission under Items 7 ("Financial Statements and Exhibits") and 12 ("Results of Operation and Financial Condition") of such form, involving the Company's issuance of a press release dated November 4, 2003, reporting the unaudited results of operations and earnings for the three months and nine months ended September 30, 2003.

     A current report on Form 8-K dated November 10, 2003, was filed with the Securities and Exchange Commission under Items 7 ("Financial Statements and Exhibits") and 12 ("Results of Operation and Financial Condition") of such form, involving the Company's issuance of a press release dated November 10, 2003, announcing a restatement of the earnings-per-share data included in its report of unaudited results of operations and earnings for the three months and nine months ended September 30, 2003, as previously reported on November 4, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2003.


                                                    APPALACHIAN BANCSHARES, INC.


                             By:      /s/ Tracy R. Newton
                                      ------------------------------------------
                                      Tracy R. Newton
                                      President and Chief Executive Officer

                             By:      /s/ Darren M. Cantlay
                                      ------------------------------------------
                                      Darren M. Cantlay
                                      Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tracy R. Newton                                         Date: March 29, 2004
--------------------------------------------
Tracy R. Newton, President, Chief
Executive Officer and Director

/s/ Alan S. Dover                                           Date: March 29, 2004
--------------------------------------------
Alan S. Dover, Director

/s/ Charles A. Edmondson                                    Date: March 29, 2004
--------------------------------------------
Charles A. Edmondson, Director

/s/ Roger E. Futch                                          Date: March 29, 2004
--------------------------------------------
Roger E. Futch, Director

/s/ Joseph C. Hensley                                       Date: March 29, 2004
--------------------------------------------
Joseph C. Hensley, Director

/s/ Frank E. Jones                                          Date: March 29, 2004
--------------------------------------------
Frank E. Jones, Director

/s/ J. Ronald Knight                                        Date: March 29, 2004
--------------------------------------------
J. Ronald Knight, Director

/s/ P. Joe Sisson                                           Date: March 29, 2004
--------------------------------------------
P. Joe Sisson, Director

/s/ Kenneth D. Warren                                       Date: March 29, 2004
--------------------------------------------
Kenneth D. Warren, Director

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):


         Exhibit Number                                Description of Exhibit                             Page
------------------------------      ------------------------------------------------------------     ----------------

              11                    Statement re: Computation of Per Share Earnings                         76

              12                    Statement re: Computation of Ratios                                     77

              14                    Code of Ethics for CEO and Senior Financial Officers                    78

              21                    Subsidiaries of the Registrant                                          79

              23                    Consent of Schauer, Taylor, Cox, Vise, Morgan & Fowler, P.C.            80

              31.1                  Certification of President and Chief Executive Officer
                                    Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.                  81

              31.2                  Certification of Chief Financial Officer Pursuant to
                                    Section 302 of Sarbanes-Oxley Act of 2002.                              82

              32                    Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.   83


EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                          Appalachian Bancshares, Inc.
                   Computation of Net Income Per Common Share

     The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001. All share amounts have been retroactively adjusted to give effect to the ten percent stock dividend issued in July 2003.

                                                                        2003               2002             2001
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $      3,086,580   $     2,668,008    $     2,538,098
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $      3,086,580   $     2,668,008    $     2,538,098
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           3,609,728         3,277,787          3,145,651
                                                                 ================   ===============    ===============

   Basic earnings per common share...........................    $           0.86    $          0.81    $          0.81
                                                                 ================    ===============    ===============

Diluted Earnings Per Share:
   Net income................................................    $      3,086,580   $     2,668,008    $     2,538,098
                                                                 ================   ===============    ===============

   Weighted average common shares
     outstanding.............................................           3,609,728         3,277,787          3,145,651

   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year.................             199,897           230,232            243,753
                                                                 ----------------   ---------------    ---------------

   Weighted average common shares outstanding -
     diluted.................................................           3,809,625         3,508,019          3,389,404
                                                                 ================   ===============    ===============

   Diluted earnings per common share.........................    $           0.81   $          0.76    $          0.75
                                                                 ================   ===============    ===============

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

                          Appalachian Bancshares, Inc.
                Computation of Ratio of Earnings to Fixed Charges

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       2003             2002              2001
                                                                  --------------    -------------    --------------
                                                                               (Dollars in thousands)

Pretax income.................................................    $        4,340    $       3,674    $        3,501
Add fixed charges:
   Interest on deposits.......................................             6,959            9,353            11,295
   Interest on borrowings.....................................             1,297            2,073             2,380
   Portion of rental expense representing interest expense....                27               23                17
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             8,283           11,449            13,692
                                                                  --------------    -------------    --------------

Income before fixed charges...................................    $       12,623    $      15,123    $       17,193
                                                                  ==============    =============    ==============

Pretax income.................................................    $        4,340    $       3,674    $        3,501
Add fixed charges (excluding interest on deposits):
   Interest on borrowings.....................................             1,297            2,073             2,380
   Portion of rental expense representing interest expense....                27               23                17
                                                                  --------------    -------------    --------------
     Total fixed charges......................................             1,324            2,096             2,397
                                                                  --------------    -------------    --------------

Income before fixed charges (excluding interest on
   deposits)..................................................    $        5,664    $       5,770    $        5,898
                                                                  ==============    =============    ==============

Ratio of Earnings to Fixed Charges
   Including interest on deposits.............................              1.52             1.32              1.26
   Excluding interest on deposits.............................              4.28             2.75              2.46

Exhibit 14 - Code of ethics for ceo and senior financial officers

                          APPALACHIAN BANCSHARES, INC.

                                 Code of Ethics
                                       For
              Chief Executive Officer and Senior Financial Officers




     The Company has a Code of Conduct applicable to all officers and certain other designated employees of the Company. The Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, Corporate Controller and senior accounting personnel identified by the Chief Financial Officer (the "senior financial officers") are bound by the provisions set forth in the Code of Conduct relating to ethical conduct, conflicts of interest and compliance with law. In addition to the Code of Conduct, the Chief Executive Officer and senior financial officers are subject to the following additional specific policies:

1. The Chief Executive Officer and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the Chief Executive Officer and each senior financial officer to promptly bring to the attention of the Chief Financial Officer and the Chairman of the Audit Committee any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Chief Financial Officer and the Chairman of the Audit Committee in assuring that the Company fulfills its responsibilities in preparation of such disclosures.

2. The Chief Executive Officer and each senior financial officer shall promptly bring to the attention of the Chief Financial Officer and the Chairman of the Audit Committee any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

3. The Chief Executive Officer and each senior financial officer shall promptly bring to the attention of the Chief Financial Officer or the Chairman of the Audit Committee any information he or she may have concerning any violation of the Company's Code of Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

4. The Chief Executive Officer and each senior financial officer shall promptly bring to the attention of the Chief Financial Officer or the Chairman of the Audit Committee any information he or she may have concerning evidence of a material violation of the securities laws or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of the Code of Conduct or of these additional policies.

5. The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of the Code of Conduct or of these additional policies by the Chief Executive Officer and the Company's senior financial officers. Such action shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Code of Conduct and to these additional procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) or termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action, and whether or not the individual in question had committed other violations in the past.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT




Subsidiaries - Direct/wholly-owned                        State of Incorporation
----------------------------------                        ----------------------

Appalachian Capital Trust I                                     Delaware

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


Subsidiaries - Indirect/wholly-owned by Appalachian Community Bank
------------------------------------------------------------------

Appalachian Information Management, Inc.                        Georgia

EXHIBIT 23 - CONSENT OF SCHAUER TAYLOR COX VISE MORGAN & FOWLER, P.C.





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8.


                               /s/ Schauer Taylor Cox Vise Morgan & Fowler, P.C.



                                   Schauer Taylor Cox Vise Morgan & FOWLER, P.C.

Birmingham, Alabama
March 29, 2004

EXHIBIT 31.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 29, 2004
                                           /s/ Tracy R. Newton
                                           -------------------------------------
                                           Tracy R. Newton
                                           President and Chief Executive Officer

EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Darren M. Cantlay, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 29, 2004

                                            /s/ Darren M. Cantlay
                                           -------------------------------------
                                           Darren M. Cantlay
                                           Chief Financial Officer

EXHIBIT 32

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Darren M. Cantlay, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:
         /s/ Tracy R. Newton
         -------------------------------------
         Tracy R. Newton
         President and Chief Executive Officer
         March 29, 2004



         /s/ Darren M. Cantlay
         -------------------------------------
         Darren M. Cantlay
         Chief Financial Officer
         March 29, 2004