Form 10-Q
period 2004-03-31
APPALACHIAN BANCSHARES INC
filed 2004-05-14
CIK 1019883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number: 000-21383
                          APPALACHIAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                           58-2242407
 ----------------------                         ------------------------------
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

                                 Yes X      No
                                    -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act - Rule 12b-2).

                                 Yes        No  X
                                    -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value    Outstanding at March 31, 2004; 3,697,359 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

                                TABLE OF CONTENTS


                                                                                                              Page No.
Part I.  Financial Information                                                                                --------

  Item 1.Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at March 31, 2004
           and December 31, 2003.....................................................................             1

         Consolidated Statements of Income For the Three Months Ended March 31,
           2004 and 2003.............................................................................             2

         Consolidated Statements of Comprehensive Income For the Three Months
           Ended March 31, 2004 and 2003.............................................................             3

         Consolidated Statements of Cash Flows For the Three Months Ended
           March 31, 2004 and 2003...................................................................             4

         Notes to Consolidated Financial Statements..................................................             5

  Item 2.Management's Discussion and Analysis of Financial Condition and
           Results of Operation......................................................................            10

  Item 3.Quantitative and Qualitative Disclosures about Market Risk..................................            17

  Item 4.Controls and Procedures.....................................................................            20

Part II. Other Information

  Item 2.Changes in Securities, Use of Proceeds and Purchases of Equity Securities...................            21

  Item 6.Exhibits and Reports on Form 8-K............................................................            21

Signatures...........................................................................................            22


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                March 31, 2004 (Unaudited) and December 31, 2003

                                                                                     March 31,
                                                                                       2004          December 31,
                                                                                    (Unaudited)          2003
                                                                                  ---------------  ----------------
Assets

Cash and due from banks......................................................     $    13,702,767  $      6,530,984
Interest bearing deposits with other banks...................................             100,925           273,841
Federal funds sold...........................................................             152,000           586,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          13,955,692         7,390,825

Securities available for sale................................................          56,688,343        55,363,327

Loans........................................................................         343,906,541       332,306,446
Allowance for loan losses....................................................          (3,915,628)       (3,609,794)
                                                                                  ---------------  ----------------
       Net Loans.............................................................         339,990,913       328,696,652

Premises and equipment, net..................................................          10,199,703         9,161,652
Accrued interest.............................................................           2,425,761         2,289,994
Cash surrender value on life insurance.......................................           2,619,709         2,592,416
Intangibles, net.............................................................           2,142,058         2,157,433
Other assets.................................................................           1,756,632         1,965,179
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   429,778,811  $    409,617,478
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    28,680,831  $     23,795,787
     Interest-bearing........................................................         326,798,474       309,123,161
                                                                                  ---------------  ----------------
       Total Deposits........................................................         355,479,305       332,918,948

   Short-term borrowings.....................................................           3,682,099         7,085,992
   Accrued interest..........................................................             577,771           670,614
   Long-term debt............................................................          30,042,858        30,692,858
   Subordinated long-term capital notes......................................           6,186,000         6,186,000
   Other liabilities.........................................................           1,053,347           980,713
                                                                                  ---------------  ----------------
       Total Liabilities.....................................................         397,021,380       378,535,125
                                                                                  ---------------  ----------------

Shareholders' Equity
   Preferred stock, 20,000,000 shares authorized, none issued................                  --               --
   Common stock, par value $0.01 per share, 20,000,000 shares authorized, 3,773,332 shares issued at March 31, 2004,
     and 3,734,686 shares issued at December 31, 2003........................              37,733            37,347
   Paid-in capital...........................................................          22,999,212        22,727,208
   Retained earnings.........................................................           9,484,613         8,588,160
   Accumulated other comprehensive income: net unrealized
     holding gains on securities available-for-sale, net of
     deferred income tax.....................................................             935,669           429,434
   Treasury stock, at cost (75,973 shares at March 31,
     2004 and at December 31, 2003)..........................................            (699,796)         (699,796)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          32,757,431        31,082,353
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity............................     $   429,778,811  $    409,617,478
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2004              2003
                                                                                  ---------------  ----------------
Interest Income
   Interest and fees on loans................................................     $     5,505,051  $      5,200,349
   Interest on investment securities:
     Taxable securities......................................................             354,435           307,406
     Nontaxable securities...................................................             162,390           179,417
   Interest on deposit in other banks........................................                 395            24,163
   Interest on federal funds sold............................................               3,390            16,144
                                                                                  ---------------  ----------------
       Total Interest Income.................................................           6,025,661         5,727,479

Interest Expense
   Interest on deposits......................................................           1,452,603         2,034,884
   Interest on federal funds purchased and securities sold under
     agreements to repurchase................................................              16,768            24,903
   Interest expense on long-term debt........................................             206,123           355,955
   Interest on subordinated debentures.......................................              63,900                --
                                                                                  ---------------  ----------------
       Total Interest Expense................................................           1,739,394         2,415,742

Net Interest Income..........................................................           4,286,267         3,311,737
Provision for loan losses....................................................             360,000           360,000
                                                                                  ---------------  ----------------

Net Interest Income After Provision for Loan Losses..........................           3,926,267         2,951,737

Noninterest Income
   Customer service fees.....................................................             283,218           188,107
   Insurance commissions.....................................................               8,965            40,993
   Mortgage origination fees.................................................             220,369           290,299
   Other operating income....................................................             162,837           119,124
   Investment securities (losses)............................................                  --           (16,978)
                                                                                  ---------------  -----------------
       Total Noninterest Income..............................................             675,389           621,545

Noninterest Expenses
   Salaries and employee benefits............................................           1,567,020         1,293,693
   Occupancy expense.........................................................             177,643           156,275
   Furniture and equipment expense...........................................             265,875           250,596
   Other operating expenses..................................................           1,267,965           990,083
                                                                                  ---------------  ----------------
       Total Noninterest Expenses............................................           3,278,503         2,690,647

Income before income taxes...................................................           1,323,153           882,635
Income tax expense...........................................................             426,700           256,000
                                                                                  ---------------  ----------------

Net Income...................................................................     $       896,453  $        626,635
                                                                                  ===============  ================

Earnings Per Common Share
   Basic.....................................................................     $          0.24  $          0.18
   Diluted...................................................................                0.23             0.17

Cash Dividends Declared
   Per Common Share..........................................................     $          0.00  $          0.00

Weighted Average Shares Outstanding
   Basic.....................................................................           3,689,545         3,484,964
   Diluted...................................................................           3,862,309         3,659,692

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2004              2003
                                                                                  ---------------  ----------------

Net Income...................................................................     $       896,453  $        626,635

Other comprehensive income, net of tax: Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period.............             767,022          (218,970)
     Reclassification adjustments for (gains) losses included in net income..                  --            16,978
                                                                                  ---------------  ----------------
     Net unrealized gains (losses)...........................................             767,022          (201,992)
   Income tax expense related to items of other comprehensive income.........            (260,787)           68,678
                                                                                  ---------------- ----------------
Other comprehensive income (loss)............................................             506,235          (133,314)
                                                                                  ---------------  ----------------

Comprehensive Income.........................................................     $     1,402,688  $        493,321
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2004              2003
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $       896,453  $        626,635
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             360,000           360,000
     Net depreciation and amortization.......................................             245,938           215,473
     Realized investment security losses.....................................                  --            16,978
     Loss on disposition of other real estate................................              56,479                --
     (Increase) decrease in accrued interest receivable......................            (135,767)          116,282
     Increase in cash surrender value of life insurance......................             (27,293)          (30,289)
     Decrease in accrued interest payable....................................             (92,843)         (157,205)
     Other, net..............................................................            (831,058)           (7,716)
                                                                                  ---------------  ----------------
       Net Cash Provided by Operating Activities.............................             471,909         1,140,158
                                                                                  ---------------  ----------------

Investing Activities
   Purchase of securities available for sale, net............................            (598,203)       (3,084,974)
   Net increase in loans to customers........................................         (11,342,915)       (6,456,957)
   Capital expenditures, net.................................................          (1,230,018)         (205,671)
   Proceeds from the disposition of foreclosed real estate...................             485,240           275,000
                                                                                  ---------------  ----------------
       Net Cash Used in Investing Activities.................................         (12,685,896)       (9,472,602)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................          17,717,557         4,074,469
   Net increase (decrease) in certificates of deposit........................           4,842,800        (4,072,910)
   Net increase (decrease) in short-term borrowings..........................          (3,403,893)        2,282,645
   Proceeds from long-term debt..............................................                  --         6,000,000
   Repayment of long-term debt...............................................            (650,000)       (2,649,999)
   Proceeds from issuance of common stock....................................             265,017           140,800
   Proceeds from sale of treasury stock......................................                  --         1,251,030
   Compensation associated with issuance of stock options....................               7,373                --
                                                                                  ---------------  ----------------
Net Cash Provided by Financing Activities....................................          18,778,854         7,026,035
                                                                                  ---------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents.........................           6,564,867        (1,306,409)

Cash and Cash Equivalents at Beginning of Period.............................           7,390,825        30,856,697
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    13,955,692  $     29,550,288
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest................................................................     $     1,832,237  $      2,572,947
     Income taxes............................................................                  --                --

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2004

Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the "Company") (a Georgia corporation) and its wholly owned subsidiaries, Appalachian Community Bank (the "Bank") and Appalachian Information Management, Inc. ("AIM"). The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas. AIM, a wholly owned subsidiary of the Bank, previously provided in-house data services to the Bank and offered data processing services to other institutions. In August 2002, management decided to discontinue operations of AIM, which ceased operations on November 12, 2002. Accordingly, the Bank entered into a data processing agreement with Fiserv Solutions, Inc., whereby the Bank outsourced those data services previously provided in-house by AIM. Although AIM has ceased operations, the Bank continues to provide limited, administrative services, formerly provided by AIM, to another bank on a subcontract basis. The discontinuance of AIM's operations did not have a material effect on the Company's operations or financial condition.

     All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The consolidated statement of financial condition at December 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the Company's consolidated financial statements for the year ended December 31, 2003, and footnotes thereto, included in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 30, 2004.


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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2004

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



Note C - Income Taxes

     The effective tax rates of approximately 32.2 percent and 29.0 percent for the three months ended March 31, 2004 and 2003, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At March 31, 2004, the Company had net unrealized gains of $1,417,679 in available-for-sale securities, which are reflected in the presented assets and resulted in an increase in shareholders' equity of $935,669, net of deferred tax benefit. There were no trading securities. The net increase in shareholders' equity, as a result of the SFAS No. 115 adjustment from December 31, 2003 to March 31, 2004, was $506,235.


Note E - Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2004

Note F - Intangibles

     Amortizable intangible assets and acquired goodwill as of March 31, 2004, and December 31, 2003, are detailed as follows:


Amortizable Intangibles

                                                                    Gross                                 Net
                                                                  Carrying         Accumulated         Carrying
                                                                   Amount         Amortization          Amount
                                                              ---------------    -------------  -------------------
As of March 31, 2004:

   Noncompete agreements....................................  $       165,000    $       165,000   $             --
   Debt issuance costs......................................          170,000             19,833            150,167
                                                              ---------------    ---------------   ----------------

   Total....................................................  $       335,000    $       184,833   $        150,167
                                                              ===============    ===============   ================

As of December 31, 2003:

   Noncompete agreements....................................  $       165,000    $       158,125   $          6,875
   Debt issuance costs......................................          170,000             11,333            158,667
                                                              ---------------    ---------------   ----------------

   Total....................................................  $       335,000    $       169,458   $        165,542
                                                              ===============    ===============   ================

     Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2004 and the year ended December 31, 2003 was $15,375 and $93,831, respectively. Aggregate annual amortization expense estimated for the years ending December 31, 2004 and 2005 is $40,875 and $34,000, respectively.

Acquired Goodwill

                                                                                    March 31,        December 31,
                                                                                      2004               2003
                                                                                 ---------------   ----------------

Goodwill from bank acquisition..............................................     $     1,991,891   $      1,991,891
                                                                                 ===============   ================


Note G - Stock Based Compensation

     The Company has long-term incentive stock option plans and an employee stock purchase plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The difference between the compensation cost as reported and the

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2004

cost that would have been reported if SFAS No. 123 were applied to all options was immaterial for the quarters ended March 31, 2004 and 2003.

     The Company has adopted its 1997 Employee Stock Incentive Plan and its 1997 Directors' Non-qualified Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees to purchase shares of the Company's common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. On April 1, 2003, the Company approved and adopted the 2003 Stock Option Plan, under which it has granted no options.

     The Company has issued incentive stock options to certain key employees, of which options to purchase 130,200 shares of the Company's common stock are outstanding at March 31, 2004, at exercise prices ranging from $3.64 to $15.00 (the fair market values on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options, primarily to directors of the Company, of which 275,240 are outstanding at March 31, 2004, at exercise prices ranging from $3.64 to $5.45 (the fair market value on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

 Note H - Commitments and Contingencies

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

Following is a discussion of these commitments:

     Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2004

party is the contract amount. As of March 31, 2004 and December 31, 2003, the Company has issued standby letters of credit of approximately $1,355,000 and $1,111,000, respectively. The Company records a liability for the estimated fair value of these standby letters of credit based on the fees charged for these arrangements.

     Loan Commitments: As of March 31, 2004, and December 31, 2003, the Company had commitments outstanding to extend credit totaling approximately $53,292,000 and $43,436,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

     Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.


 Note I - Subsequent Events


     On April 7, 2004, the Company paid approximately $750,000 for additional property to be used for future expansion. This site consists of a building on approximately 6.3 acres of land directly across from the main office of the Company.


 Note J - Subordinated Long-term Capital Notes


     On August 28, 2003, Appalachian Capital Trust I ("the Trust"), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust's floating-rate, cumulative, trust-preferred securities (the "Trust Preferred Securities") in a private placement of the Trust Preferred Securities. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the "Subordinated Debentures") of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust, on a subordinated basis, with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. 46, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Subject to certain limitations, the proceeds of the Trust Preferred Securities qualify as additional Tier 1 capital for the Company.

     The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-Looking Statements

     Certain of the statements made in this Report and in documents incorporated by reference herein, as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Gilmer, Fannin and Union Counties, (iii) rapid fluctuations in interest rates, (iv) the inability of the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

     This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, appearing in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

     The Company's operations are conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company's financial condition and results of operations are discussed in detail below.


FINANCIAL CONDITION

March 31, 2004 compared to December 31, 2003

Loans

     Loans comprised the largest single category of the Company's earning assets at March 31, 2004. Loans, net of unearned income and allowance for loan losses, were 79.1% of total assets at March 31, 2004. Total net loans were $339,990,913 at March 31, 2003, representing a 3.4% increase from $328,696,652 at December 31, 2003. Loan demand in the local markets has increased due to the current interest rate environment.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

Investment Securities and Other Earning Assets

     Investment securities at March 31, 2004 were $56,688,343 compared with $55,363,327 at December 31, 2003, reflecting a 2.4% increase of $1,325,016.
Federal funds sold were $152,000 at March 31, 2004, compared to the December 31, 2003 total of $586,000, a 74.1% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. The Bank's federal funds sold are used as a tool in managing the daily cash needs of the Bank. The decrease in the federal funds sold is due to management's close monitoring of the funding position of the bank. The funds were used to purchase investment securities.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 1.51% at December 31, 2003 to 2.14% at March 31, 2004. Total non-performing assets at March 31, 2004, were $1,832,360, which consisted of $114,700 in consumer loans, $697,710 in loans secured by real estate, 17,250 in other loans and $1,002,700 of foreclosed real estate. Nonperforming assets at December 31, 2003 were approximately $2.4 million. The ratio of total nonperforming assets to total assets decreased from 0.58% at December 31, 2003 to 0.43% at March 31, 2004, and the ratio of nonperforming loans to total loans decreased from 0.50% at December 31, 2003 to 0.24% at March 31, 2004. The decrease in nonperforming assets is due to management's close monitoring of the loan portfolio and active management of past due loans. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

     Total deposits at March 31, 2004 were $355,479,305, an increase of $22,560,357 over total deposits of $332,918,948 at year-end 2003. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $4,885,044, or 20.5%, from year-end 2003 to $28,680,831 at March 31, 2004, and interest-bearing deposits increased $17,675,313, or 5.7%, during the same period to $326,798,474. Over the past 12 months, the Company has focused on increasing its core deposit base and during the first quarter of 2004 the Company recognized the benefits of developing these relationships. The increase in the interest-bearing deposit base is related to the supplementation of the Company's funding with the use of brokered and national CDs.


Short-term Borrowings

Short-term borrowings at March 31, 2004 and December 31, 2003 consist of the following:


                                                                                    March 31,        December 31,
                                                                                      2004               2003
                                                                                 ---------------   ----------------
Federal funds purchased.....................................................     $     1,133,000   $      3,000,000
Securities sold under agreements to repurchase..............................           2,549,099          4,085,992
                                                                                 ---------------   ----------------
                                                                                 $     3,682,099   $      7,085,992
                                                                                 ===============   ================

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

     Securities sold under agreements to repurchase totaled $2,549,099 at March 31, 2004, a $1,536,893 decrease from the December 31, 2003 total of $4,085,992.
The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

     The outstanding balance of federal funds purchased at March 31, 2004 decreased by $1,867,000 from December 31, 2003.

Shareholders' Equity

     Shareholders' equity increased $1,675,078, from $31,082,353 at December 31, 2003 to $32,757,431 at March 31, 2004. This increase was mainly attributable to net earnings of $896,453, an increase of $506,235 in the unrealized gain on AFS securities, and proceeds from the issuance of stock of $265,018.

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

     The objective of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, so that the Bank can meet the investment objectives of the Company's shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $224.8 million, or 65.4%, of the total loan portfolio at March 31, 2004, and investment securities maturing in one year or less equaled approximately $10.4 million or 18.4% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $21 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position. At March 31, 2004, the outstanding balance of the Bank's federal funds purchased was $1,133,000.

     In an effort to maintain and improve the liquidity position of the Bank, management applied for, and obtained, membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

by having a funding source to match longer term loans. The Bank's credit line stands at approximately $61,360,000 as of March 31, 2004. This line is subject to collateral availability. At March 31, 2004, the outstanding balance of the Bank's credit line was $30,042,858.

Capital Resources

     A strong capital position is vital to the continued profitability of the Company, because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Trust Preferred Securities. The Company received approval from the Federal Reserve to issue trust-preferred securities. The Company issued $6 million in floating rate securities on August 28, 2003. The issuance of the trust-preferred securities (the "Trust-Preferred Securities") made the Company "well capitalized" according to regulatory capital guidelines. Certain of the details related to the Trust-Preferred Securities discussed in "Note J - Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures" under "Notes to Consolidated Financial Statements," included under Item 1 of Part I of this Quarterly Report on Form 10-Q and under "Item 2 Changes in Securities and Use of Proceeds", in Part II hereof. The Trust Preferred Securities have a maturity date of August 28, 2033, with quarterly interest payable on the 8th day of each February, May, August and November, at the rate of 3% over the three-month London Interbank Offered Rate, as reported at the end of the preceding calendar quarter. The Company, in addition to the repayment, on September 9, 2003, of its correspondent-bank credit lines, in the amount of $4,009,634, also, on September 29, 2003, contributed $500,000 of the proceeds of the issuance of the Trust-Preferred Securities to the capital of the Bank, retaining the remaining balance thereof, in the amount of $1,490,366, for operating expenses and as a future source of capital for the Bank.

     Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital, proceeds of the Trust Preferred Securities and retained earnings (less intangible assets), amounted to $36 million at March 31, 2004. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $39.9 million at March 31, 2004. The Company's percentage ratios as calculated under regulatory guidelines for risk-weighted assets were 10.5% and 11.6% for Tier 1 Capital and Total Capital, respectively, at March 31, 2004, exceeding the minimum ratios of 4.0% and 8.0%, respectively. Another important indicator of capital adequacy in the banking industry is the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as the ratio which (x) the Company's Tier 1 Capital bears to (y) the average total consolidated assets minus intangibles. At March 31, 2004, the Company's Tier 1 leverage ratio was 8.7% exceeding the regulatory minimum requirement of 4.0%.

     There have been no cash dividends during 2003 or 2004 paid by the Bank to the Company.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

Summary

     Net earnings for the three months ended March 31, 2004 were $896,453, compared to net earnings of $626,635 for the same period in 2003. This 43.1% increase in net earnings is primarily attributable to the interest and fee income generated by an increase in the Bank's loan portfolio, as well as a decrease in interest rates on deposit liabilities due to management's focus on funds management. Net interest income increased $974,530, or 29.4%, during the first three months of 2004, compared to the same period in 2003; noninterest expenses increased $587,856, or 21.8%, during the same period, while noninterest income increased by $53,844, or 8.7%. Total interest expense decreased $676,348, or 28.0%, during the first three months of 2004, compared to the same period in 2003.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2004 increased $298,182, or 5.2%, from the same period in 2003. Interest expense for the three months ended March 31, 2004 decreased $676,348, or 28.0%, compared to the same period in 2003. The overall increase in net interest income is the result of management's close monitoring of the Company's cost of funds and the use of alternative funding sources to supplement its funding needs. Loan demand has continued to be strong, and management is working to maintain the spread between the yield on loans and the cost of funding them.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans.

     For the three months ended March 31, 2004 and 2003, the provision for loan losses was $360,000. Management is comfortable with the controls in place to identify potential credit problems and feels that at this time they have all been identified and properly recognized.

     Charge-offs exceeded recoveries by $54,166 for the three months ended March 31, 2004. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.1% at both March 31, 2004 and year-end 2003.

Noninterest Income

     Noninterest income for the three months ended March 31, 2004 was $675,389, compared to $621,545 for the same period in 2003. This increase was primarily due to an increase in the collection of service charges on deposit accounts.

Noninterest Expenses

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

     Noninterest expenses increased by $587,856 for the quarter ended March 31, 2004, compared to the same period in 2003. Salaries and employee benefits increased by $273,327 for the three months ended March 31, 2004, or 21.1%, compared to the same period in 2003. This increase was due to the Company's decision to strengthen its management in anticipation of future growth, as well as the continued staff increases necessary for the Bank's new branch in Blue Ridge, Georgia. Occupancy costs increased by $21,368, and furniture and equipment expense increased by $15,279, compared to the same period in 2003. Other operating expenses increased by $277,882 for the first quarter of 2004, as compared to the same period in 2003, due mainly to the additional growth of the Blue Ridge branch and the overall growth of the Company.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes for the three months ended March 31, 2004 was $426,700, an increase of $170,700, compared to the same period in 2003. The increase in the provision is associated with the Company's larger taxable net earnings for the first quarter 2004, in addition to the fact that the non-taxable items remained relatively constant.

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

Off-Balance Sheet Arrangements

     For a discussion of the Company's off-balance sheet arrangements, please see the discussion in "Note H - Commitments and Contingencies" under "Notes to Consolidated Financial Statements," included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2004, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2003. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

     The following tables show interest rate sensitivity gaps for these different intervals, as of December 31, 2003.

                       Interest Rate Sensitivity Analysis

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                              (In thousands, except ratios)

Interest-earning assets (1)
   Loans............................  $    22,353  $   112,122  $    82,653  $   105,881  $     8,171   $   331,180
   Securities:
     Taxable........................          415           --        6,947       23,652        9,994        41,008
     Tax-exempt.....................           --           --           --          276       14,079        14,355
   Time deposits in other banks.....          274           --           --           --           --           274
   Federal funds sold...............          586           --           --           --           --           586
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           23,628      112,122       89,600      129,809       32,244       387,403
                                      -----------  -----------  -----------  -----------  -----------   -----------
Interest-bearing liabilities (2)
   Demand deposits (3)..............       25,236       25,236       25,236           --           --        75,708
   Savings deposits (3).............       16,202       16,203       16,203           --           --        48,608
   Time deposits....................       12,230       26,714       95,827       50,036           --       184,807
   Other short-term borrowings......        7,086           --           --           --           --         7,086
   Long-term debt...................          100          550        6,593       18,450       11,186        36,879
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                           60,854       68,703      143,859       68,486       11,186       353,088
                                      -----------  -----------  -----------  -----------  -----------   -----------

Interest sensitivity gap............  $   (37,226) $    43,419  $   (54,259) $    61,323  $    21,058   $    34,315
                                      ===========  ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   (37,226) $     6,193  $   (48,066) $    13,257  $    34,315
                                      ===========  ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.39         1.63          0.62         1.90        2.88
                                      ===========  ===========  ============ ============ ===========

Cumulative ratio....................         0.39         1.05          0.82         1.06        1.10
                                      ===========  ===========  ============ ============ ===========

Ratio of cumulative gap to total
   interest-earning assets..........        (0.10)        0.02         (0.12)        0.03        0.09
                                      ===========  ===========  ============ ============ ===========


(1)  Excludes nonaccrual loans and securities.

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

     The above table indicates that, in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods, where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity, there is an excess of interest-bearing liabilities over earning assets of approximately $37 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $48 million. During this one-year time frame, 77.4% of all interest-bearing liabilities will reprice, compared to 58.2% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004

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

Market Risk

     Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company's primary market risk is interest-rate risk.

     The primary objective of Asset/Liability Management of the Company is to manage interest-rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive liabilities. The relationship of rate-sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years.

     The Company has not experienced a high level of volatility in net interest income, primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

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

                          APPALACHIAN BANCSHARES, INC.
                                 March 31, 2004


                                                                                         Percentage Increase
                                                                                        (Decrease) in Interest
                                                                                         Income/Expense Given
                                                                                         Interest Rate Shifts
                                                                                   ------------------------------
                                                                                     Down 200           Up 200
                                                                                   Basis Points      Basis Points
                                                                                   --------------    ------------
For the Twelve Months After December 31, 2003

Projected change in:
   Interest income ..........................................................             (20.40)%         19.28%
   Interest expense .........................................................             (35.54)          48.77

   Net interest income.......................................................             (13.64)           6.12


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There were no significant changes in internal controls or other factors during the period covering this quarterly report that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information


Item 2.  Changes  in  Securities,  Use  of  Proceeds  and  Purchases  of  Equity
         Securities

     On August 28, 2003, the Company, through its affiliate Appalachian Capital Trust I, issued $6,000,000 in variable-rate trust preferred securities known as Appalachian Capital Trust I Preferred Securities (the "Trust Preferred Securities"). The Trust Preferred Securities were issued and sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. An underwriting fee of 3% of the amount of issuance was payable to Citigroup under the terms of the transaction. The Company, on September 9, 2003, used $4,009,634 of the proceeds from the issuance of the Trust Preferred
Securities (the "Trust Preferred Proceeds") to prepay its outstanding correspondent-bank lines of credit. The Company then, on September 29, 2003, contributed $500,000 of the Trust Preferred Proceeds to the capital of the Bank, retaining the remaining balance of the Trust Preferred Proceeds, in the amount of $1,490,366, for operating expenses and as a future source of capital for the Bank.

     The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2004.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following Exhibits are filed with this report:

  Exhibit No.                                     Exhibit
  -----------  --------------------------------------------------------------------------------

          3.1  Articles of Incorporation of the Company, as Restated (incorporated by reference to Exhibit 3.1 to the Company's  Quarterly Report on Form 10-Q, dated August 15,
               2003 (File No. 000-21383)).

          3.2  Bylaws of the Company, as Restated  (incorporated by reference to Exhibit 3.2 to the  Company's  Quarterly  Report on Form 10-Q,  dated August 15, 2003 (File No.
               000-21383)).

          11   Computation of Earnings Per Share.

          31.1 Certification  of President and Chief Executive  Officer Pursuant to Section 302
               of Sarbanes-Oxley Act of 2002.

          31.2 Certification   of  Chief   Financial   Officer   Pursuant  to  Section  302  of
               Sarbanes-Oxley Act of 2002.

          32   Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  A current  report on Form 8-K dated  March 5, 2004 was  furnished  to the  Securities  and
          Exchange  Commission under Items 7 ("Financial  Statements and Exhibits") and 12 ("Results
          of Operation and Financial Condition") of such form, involving the Company's issuance of a press release  dated March 5, 2004  reporting  the  unaudited  results of  operations  and earnings for the three months and twelve months ended December 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    APPALACHIAN BANCSHARES, INC.

Dated:   May 14, 2004                                      /s/ Tracy R. Newton
                                                         -----------------------
                                                         Tracy R. Newton
                                                         President and CEO


Dated:   May 14, 2004                                      /s/ Darren M. Cantlay
                                                         -----------------------
                                                         Darren M. Cantlay
                                                         Chief Financial Officer

                                  EXHIBIT INDEX



  Exhibit No.                                     Exhibit
  -----------  --------------------------------------------------------------------------------

     3.1  Articles of Incorporation of the Company,  as Restated  (incorporated by reference to
          Exhibit 3.1 to the  Company's  Quarterly  Report on Form 10-Q,  dated August 15, 2003
          (File No. 000-21383)).

     3.2  Bylaws of the Company,  as Restated  (incorporated by reference to Exhibit 3.2 to the
          Company's Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 000-21383)).

     11   Computation of Earnings Per Share.

     31.1 Certificate  of  President  and Chief  Executive  Officer  Pursuant to Section 302 of
          Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley  Act
          of 2002.

     32   Certificates Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   Exhibit 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE


The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2004 and 2003. All share amounts for 2003 have been retroactively adjusted for the ten percent stock dividend effective July 1, 2003.


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2004              2003
                                                                                  ---------------  ----------------

Basic Earnings Per Share:
   Net Income................................................................     $       896,453  $        626,635
                                                                                  ===============  ================

   Earnings on common shares.................................................     $       896,453  $        626,635
                                                                                  ===============  ================

   Weighted average common shares outstanding - basic........................           3,689,545         3,484,964
                                                                                  ===============  ================

   Basic earnings per common share...........................................     $          0.24  $           0.18
                                                                                  ===============  ================

Diluted Earnings Per Share:
   Net Income................................................................     $       896,453  $        626,635
                                                                                  ===============  ================

   Weighted average common shares outstanding - diluted......................           3,862,309         3,659,692
                                                                                  ===============  ================

   Diluted earnings per common share.........................................     $          0.23  $           0.17
                                                                                  ===============  ================

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

     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

     The  Company's  other   certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]; and

     (c) Disclosed in this report any change in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:  May 14, 2004

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

     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

     The  Company's  other   certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]; and

     (c) Disclosed in this report any change in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: May 14, 2004

  /s/ Darren M. Cantlay
-------------------------------------
Darren M. Cantlay
Chief Financial Officer

                                                                      EXHIBIT 32

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Darren C. Cantlay, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 14, 2004                     By:   /s/ Tracy R. Newton
                                           -------------------------------------
                                           Tracy R. Newton
                                           President and Chief Executive Officer


Date:  May 14, 2004                     By:   /s/ Darren M. Cantlay
                                           -------------------------------------
                                           Darren M. Cantlay
                                           Chief Financial Officer