Form 10-Q
period 2004-06-30
APPALACHIAN BANCSHARES INC
filed 2004-08-13
CIK 1019883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[__] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____



                        Commission File Number: 000-21383
                          APPALACHIAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


           Georgia                                         58-2242407
   ------------------------                     -------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__    No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act - Rule 12b-2).
                               Yes _____    No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.01 par value   Outstanding at July 31, 2004; 3,736,079 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


                                TABLE OF CONTENTS


                                                                                                             Page No.
Part I.  Financial Information                                                                               --------

  Item 1.Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at June 30, 2004
           and December 31, 2003.....................................................................             1

         Consolidated Statements of Income For the Three Months
           and Six Months Ended June 30, 2004 and 2003...............................................             2

         Consolidated Statements of Comprehensive Income For the Three Months
           and Six Months Ended June 30, 2004 and 2003...............................................             3

         Consolidated Statements of Cash Flows For the Six Months Ended
           June 30, 2004 and 2003....................................................................             4

         Notes to Consolidated Financial Statements..................................................             5

  Item 2.Management's Discussion and Analysis of Financial Condition and
           Results of Operation......................................................................            11

  Item 3.Quantitative and Qualitative Disclosures about Market Risk.................................             19

  Item 4.Controls and Procedures....................................................................             22

Part II. Other Information

  Item 2.Changes in Securities, Use of Proceeds and Purchases of Equity Securities..................             23

  Item 4.Submission of Matters to a Vote of Security Holders........................................             23

  Item 6.Exhibits and Reports on Form 8-K...........................................................             24

Signatures...........................................................................................            25


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 June 30, 2004 (Unaudited) and December 31, 2003

                                                                                       June 30,
                                                                                         2004           December 31,
                                                                                      (Unaudited)         2003
                                                                                  ---------------  ----------------

Cash and due from banks......................................................     $    11,180,006  $      6,530,984
Interest bearing deposits with other banks...................................              92,621           273,841
Federal funds sold...........................................................             788,000           586,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          12,060,627         7,390,825

Securities available for sale................................................          56,393,630        55,363,327

Loans........................................................................         363,881,269       332,306,446
Allowance for loan losses....................................................          (4,179,636)       (3,609,794)
                                                                                  ---------------  ----------------

       Net Loans.............................................................         359,701,633       328,696,652

Premises and equipment, net..................................................          11,799,692         9,161,652
Accrued interest.............................................................           2,467,547         2,289,994
Cash surrender value on life insurance.......................................           7,672,693         2,592,416
Intangibles, net.............................................................           2,133,558         2,157,433
Other assets.................................................................           1,975,793         1,965,179
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   454,205,173  $    409,617,478
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    28,758,447  $     23,795,787
     Interest-bearing........................................................         336,012,706       309,123,161
                                                                                  ---------------  ----------------
       Total Deposits........................................................         364,771,153       332,918,948

   Short-term borrowings.....................................................           7,646,011         7,085,992
   Accrued interest..........................................................             527,819           670,614
   Long-term debt............................................................          41,421,429        30,692,858
   Subordinated long-term capital notes......................................           6,186,000         6,186,000
   Other liabilities.........................................................           1,030,392           980,713
                                                                                  ---------------  ----------------

       Total Liabilities.....................................................         421,582,804       378,535,125

Shareholders' Equity
   Preferred stock, 20,000,000 shares authorized, none issued................                  --               --
   Common stock, par value $0.01 per share, 20,000,000 shares authorized, 3,812,052 shares issued at June 30, 2004,
     and 3,734,686 shares issued at December 31, 2003........................              38,121            37,347
   Paid-in capital...........................................................          23,145,961        22,727,208
   Retained earnings.........................................................          10,464,417         8,588,160
   Accumulated other comprehensive income (loss): net unrealized holding gains (losses) on securities available-for-sale, net of
     deferred income tax.....................................................            (326,334)          429,434
   Treasury stock, at cost (75,973 shares at June 30,
     2004 and at December 31, 2003)..........................................            (699,796)         (699,796)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          32,622,369        31,082,353
                                                                                  ---------------  ----------------


       Total Liabilities and Shareholders' Equity............................     $   454,205,173  $    409,617,478
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                               ------------------------------    ----------------------------------
                                                     2004             2003             2004               2003
                                               -------------    -------------    --------------    ----------------
Interest Income
   Interest and fees on loans.............     $   5,776,538    $   5,351,780    $   11,281,589    $     10,552,129
   Interest on investment securities:
     Taxable securities...................           316,348          217,317           670,783             524,723
     Nontaxable securities................           162,576          177,617           324,966             357,034
   Interest on deposit in other banks.....             1,055            4,549             1,450              28,712
   Interest on federal funds sold.........             3,810           12,979             7,200              29,123
                                               -------------    -------------    --------------    ----------------

       Total Interest Income..............         6,260,327        5,764,242        12,285,988          11,491,721

Interest Expense
   Interest on deposits...................         1,470,413        1,909,119         2,923,016           3,944,003
   Interest on federal funds purchased
     and securities sold under
     agreements to repurchase.............            24,198           18,992            40,966              43,895
   Interest expense on long-term debt.....           234,289          306,000           440,412             661,955
   Interest on subordinated debentures....            64,500               --           128,400                  --
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         1,793,400        2,234,111         3,532,794           4,649,853

Net Interest Income.......................         4,466,927        3,530,131         8,753,194           6,841,868
Provision for loan losses.................           291,107          360,000           651,107             720,000

Net Interest Income After
   Provision for Loan Losses..............         4,175,820        3,170,131         8,102,087           6,121,868

Noninterest Income
   Customer service fees..................           292,106          202,651           575,324             390,758
   Insurance commissions..................            17,366            5,719            26,331              46,712
   Mortgage origination fees..............           223,547          411,321           443,916             701,620
   Other operating income.................           172,525          113,936           335,362             233,060
   Investment securities gains (losses)...           (22,633)              --           (22,633)            (16,978)
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Income...........           682,911          733,627         1,358,300           1,355,172

Noninterest Expenses
   Salaries and employee benefits.........         1,675,991        1,366,235         3,243,011           2,694,128
   Occupancy expense......................           196,976          158,334           374,619             314,609
   Furniture and equipment expense........           277,012          237,337           542,887             487,933
   Other operating expenses...............         1,286,948        1,204,357         2,554,913           2,160,240
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         3,436,927        2,966,263         6,715,430           5,656,910

Income before income taxes................         1,421,804          937,495         2,744,957           1,820,130
Income tax expense........................           442,000          291,000           868,700             547,000
                                               -------------    -------------    --------------    ----------------
Net Income................................     $     979,804    $     646,495    $    1,876,257    $      1,273,130
                                               =============    =============    ==============    ================
Earnings Per Common Share
   Basic..................................     $       0.26     $        0.18    $         0.51    $          0.36
   Diluted................................             0.25              0.17              0.48               0.34

Cash Dividends Declared
   Per Common Share.......................     $       0.00     $        0.00    $         0.00    $          0.00

Weighted Average Shares Outstanding
   Basic..................................         3,731,399        3,632,324         3,710,836           3,559,051
   Diluted................................         3,885,700        3,815,640         3,874,363           3,753,174

                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                 (Unaudited)


                                                          Three Months Ended                Six Months Ended
                                                     -----------------------------    -----------------------------
                                                               June 30,                         June 30,
                                                          2004           2003              2004           2003
                                                     -------------   -------------    -------------  --------------
Net Income........................................   $     979,804   $     646,495    $   1,876,257  $    1,273,130

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during the period..................      (1,934,756)        717,951       (1,167,736)        498,981
     Reclassification adjustments for (gains)
       losses included in net income..............          22,633              --           22,633          16,978
                                                     -------------   -------------    -------------  --------------
       Net unrealized gains (losses)..............      (1,912,123)        717,951       (1,145,103)        515,959
   Income tax expense related to items of
     other comprehensive income (loss)............         650,122        (244,103)         389,335        (175,426)
                                                     -------------   -------------    -------------  --------------
Other comprehensive income (loss).................      (1,262,001)        473,848         (755,768)        340,533
                                                     -------------   -------------    -------------  --------------

Comprehensive Income (Loss).......................   $    (282,197)  $   1,120,343    $   1,120,489  $    1,613,663
                                                     =============   =============    =============  ==============


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                       June 30,
                                                                                         2004          December 31,
                                                                                      (Unaudited)         2003
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $     1,876,257  $      1,273,130
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             651,107           720,000
     Net depreciation and amortization.......................................             503,975           429,448
     Realized investment security losses.....................................              22,633            16,978
     Loss on disposition of other real estate................................             183,857                --
     (Increase) decrease in accrued interest receivable......................            (177,553)           64,497
     Increase in cash surrender value of life insurance......................             (80,277)          (54,586)
     Decrease in accrued interest payable....................................            (142,795)         (202,566)
     Other, net..............................................................             (23,957)          830,131
                                                                                  ---------------  ----------------

       Net Cash Provided by (Used in) Operating Activities...................           2,813,247         3,077,032

Investing Activities
   Purchase of securities available for sale, net............................          (2,276,808)      (11,605,631)
   Net increase in loans to customers........................................         (32,455,297)      (15,344,003)
   Capital expenditures, net.................................................          (3,028,562)         (342,121)
   Purchase of  insurance contracts..........................................          (5,000,000)               --
   Proceeds from the disposition of foreclosed real estate...................           1,056,900           375,000
                                                                                  ---------------  ----------------

       Net Cash Used in Investing Activities.................................         (41,703,767)      (26,916,755)

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................          30,015,865         6,494,412
   Net increase (decrease) in certificates of deposit........................           1,836,340         5,240,120
   Net increase (decrease) in short-term borrowings..........................             560,019          (796,973)
   Proceeds from long-term debt..............................................          25,400,000        16,000,000
   Repayment of long-term debt...............................................         (14,671,429)      (16,928,428)
   Proceeds from issuance of common stock....................................             405,959           302,800
   Proceeds from sale of treasury stock......................................                  --         1,923,595
   Compensation associated with issuance of stock options....................              13,568             6,543
                                                                                  ---------------  ----------------

Net Cash Provided by Financing Activities....................................          43,560,322        12,242,069

Net Increase (Decrease) in Cash and Cash Equivalents.........................           4,669,802       (11,597,654)

Cash and Cash Equivalents at Beginning of Period.............................           7,390,825        30,856,697
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    12,060,627  $     19,259,043
                                                                                  ===============  ================

Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest................................................................     $     3,675,589  $      4,852,419
     Income taxes............................................................             955,000            50,000


                 See notes to consolidated financial statements

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004

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

     All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004

Note B - Critical Accounting Policies - Continued

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


Note C - Income Taxes

     The effective tax rates of approximately 31.6% and 30.0% for the six months ended June 30, 2004 and 2003, respectively, and 31.1 % and 31.0% for the three months ended June 30, 2004 and 2003, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At June 30, 2004, the Company had net unrealized losses of $494,444 in available-for-sale securities, which are reflected in the presented assets and resulted in a decrease in shareholders' equity of $326,334, net of deferred tax benefit for the six months ended June 30, 2004. There were no trading securities. The net decrease in shareholders' equity, as a result of the SFAS No. 115 adjustment from December 31, 2003 to June 30, 2004, was $755,768.


Note E - Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004


Note F - Intangibles

     Amortizable intangible assets and acquired goodwill as of June 30, 2004, and December 31, 2003, are detailed as follows:

Amortizable Intangibles
-----------------------

                                                                    Gross                                 Net
                                                                  Carrying         Accumulated         Carrying
                                                                   Amount         Amortization          Amount
                                                              ---------------    ---------------   ----------------

As of June 30, 2004:
   Noncompete agreements....................................  $       165,000    $       165,000   $             --
   Debt issuance costs......................................          170,000             28,333            141,667
                                                              ---------------    ---------------   ----------------

   Total....................................................  $       335,000    $       193,333   $        141,667
                                                              ===============    ===============   ================
As of December 31, 2003:

   Noncompete agreements....................................  $       165,000    $       158,125   $          6,875
   Debt issuance costs......................................          170,000             11,333            158,667
                                                              ---------------    ---------------   ----------------

   Total....................................................  $       335,000    $       169,458   $        165,542
                                                              ===============    ===============   ================

     Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2004 and the year ended December 31, 2003 was $23,875 and $93,831, respectively. Aggregate annual amortization expense estimated for the years ending December 31, 2004 and 2005 is $40,875 and $34,000, respectively.

Acquired Goodwill
-----------------

                                                                                      June 30,         December 31,
                                                                                        2004               2003
                                                                                 ---------------   ----------------

Goodwill from bank acquisition..............................................     $     1,991,891   $      1,991,891
                                                                                 ===============   ================

Note G - Stock Based Compensation

     The Company has long-term incentive stock option plans and an employee stock purchase plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The table below illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards each period.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004

Note G - Stock Based Compensation - Continued

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

     The Company has issued incentive stock options to certain key employees, of which options to purchase 130,200 shares of the Company's common stock are outstanding at June 30, 2004, at exercise prices ranging from $3.64 to $15.00 (the fair market values on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options, primarily to directors of the Company, of which 236,520 are outstanding at June 30, 2004, at exercise prices ranging from $3.64 to $5.45 (the fair market value on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company's actual and pro forma information follows:

                                      Three Months Ended June 30,      Six Months Ended June 30,
                                     -----------------------------   -----------------------------
                                         2004             2003           2004            2003
                                      ------------    ------------   -------------   -------------
Net Income

As Reported.........................  $    979,804    $    646,495   $   1,876,257   $   1,273,130

Add: Stock-based compensation
     expense included in net income,
     net of related taxes...........         6,195           4,623          13,568           6,543

Deduct: Total stock-based employee
        compensation expense
        determined under fair value
        based method for all
        awards, net of tax..........       (15,521)         (9,758)        (32,323)        (28,769)
                                      ------------    ------------   -------------   -------------

Pro forma net income................  $    970,478    $    641,360   $   1,857,502   $   1,250,904
                                      ============    ============   =============   =============

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004


 Note G - Stock Based Compensation - Continued


                                      Three Months Ended June 30,      Six Months Ended June 30,
                                     -----------------------------   -----------------------------
                                         2004             2003           2004            2003
                                      ------------    ------------   -------------   -------------

Basic earnings per share:

As Reported.........................  $       0.26    $       0.18   $       0.51    $       0.36
                                      ============    ============   ============    ============

Pro forma...........................  $       0.26    $       0.18   $       0.50    $       0.35
                                      ============    ============   ============    ============

Diluted earnings per share:

As Reported.........................  $       0.25    $       0.17   $       0.48    $       0.34
                                      ============    ============   ============    ============

Pro forma...........................  $       0.25    $       0.17   $       0.48    $       0.33
                                      ============    ============   ============    ============


 Note H - Commitments and Contingencies

     In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these commitments and contingencies.

Following is a discussion of these commitments and contingencies:

     Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of June 30, 2004 and December 31, 2003, the Company has issued standby letters of credit of approximately $1,293,000 and $1,111,000, respectively. The Company records a liability for the estimated fair value of these standby letters of credit based on the fees charged for these arrangements.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004


 Note H - Commitments and Contingencies - Continued

     Loan Commitments: As of June 30, 2004, and December 31, 2003, the Company had commitments outstanding to extend credit totaling approximately $58,437,000 and $43,436,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

     Litigation: The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.


 Note I - Subordinated Long-term Capital Notes

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


 Note J - Other Developments

     On April 7, 2004, the Company paid approximately $750,000 for additional property to be used for future expansion. This site consists of a building on approximately 6.3 acres of land directly across from the main office of the Company.

     Appalachian Community Bank, during the quarter ended June 30, 2004, purchased, for a single-premium payment, cash-value life insurance on the lives of each of its directors and officers, the total number of these insured persons being twenty-five. The Bank is the owner and beneficiary of the life insurance coverage on each of these insured persons, including the surrender value thereof. The amount paid by the Bank for the coverage of each insured person was the same amount of premium for each of the insured persons, although the amount of insurance coverage on each of the insured persons differs, depending upon, among other things, the age of the particular insured person. The single premium amount paid by the Bank for the purchase of the life insurance during the quarter was $5 million.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004

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


FINANCIAL CONDITION

June 30, 2004 compared to December 31, 2003

Loans

     Loans comprised the largest single category of the Company's earning assets at June 30, 2004. Loans, net of unearned income and allowance for loan losses, were 79.2% of total assets at June 30, 2004. Total net loans were $359,701,633 at June 30, 2004, representing a 9.4% increase from $328,696,652 at December 31, 2003. Loan demand in the local markets has increased due to the current interest rate environment, as well as the amount of development occurring in the markets that we serve.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


Investment Securities and Other Earning Assets

     Investment securities at June 30, 2004 were $56,393,630 compared with $55,363,327 at December 31, 2003, reflecting a 1.9% increase of $1,030,303.
Federal funds sold were $788,000 at June 30, 2004, compared to the December 31, 2003 total of $586,000, a 34.5% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. The Bank's federal funds sold are used as a tool in managing the daily cash needs of the Bank.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 1.51% at December 31, 2003 to 2.13% at June 30, 2004. Total non-performing assets at June 30, 2004, were $1,959,655, which consisted of: $1,538,078 in loans secured by real estate; $70,787 in consumer loans; $12,845 in commercial, financial and agricultural loans; $31,145 in other loans; and $306,800 of foreclosed real estate. Nonperforming assets at December 31, 2003 were approximately $2.4 million. The ratio of total nonperforming assets to total assets decreased from 0.58% at December 31, 2003 to 0.43% at June 30, 2004, and the ratio of nonperforming loans to total loans decreased from 0.50% at December 31, 2003 to 0.45% at June 30, 2004. The decrease in nonperforming assets is due to management's close monitoring of the loan portfolio and active management of past due loans. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

     Total deposits at June 30, 2004 were $364,771,153, an increase of $31,852,205 over total deposits of $332,918,948 at year-end 2003. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $4,962,660, or 20.9%, from year-end 2003 to $28,758,447 at June 30, 2004, and interest-bearing deposits increased $26,889,545, or 8.7%, during the same period to $336,012,706. Over the past 12 months, the Company has focused on increasing its core deposit base and during the first two quarters of 2004 the Company recognized the benefits of developing these relationships. The increase in the interest-bearing deposit base is related to the supplementation of the Company's funding with the use of brokered and national CDs.

Short-term Borrowings

Short-term borrowings at June 30, 2004 and December 31, 2003 consist of the following:

                                                                                    June 30,         December 31,
                                                                                      2004               2003
                                                                                 ---------------   ----------------
Federal funds purchased.....................................................     $     4,000,000   $      3,000,000
Securities sold under agreements to repurchase..............................           3,646,011          4,085,992
                                                                                 ---------------   ----------------
                                                                                 $     7,646,011   $      7,085,992
                                                                                 ===============   ================

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


     Securities sold under agreements to repurchase totaled $3,646,011 at June 30, 2004, a $439,981 decrease from the December 31, 2003 total of $4,085,992.
The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

     The outstanding balance of federal funds purchased at June 30, 2004 increased by $1,000,000 from December 31, 2003.

Shareholders' Equity

     Shareholders' equity increased $1,540,016, from $31,082,353 at December 31, 2003 to $32,622,369 at June 30, 2004. This increase was mainly attributable to net earnings of $1,876,257, and proceeds from the issuance of stock of $419,527. These funds offset the decrease of $755,768 in the unrealized gains/losses on AFS securities.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $241.5 million, or 66.4%, of the total loan portfolio at June 30, 2004, and investment securities maturing in one year or less equaled approximately $7.2 million or 12.8% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $24 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position. At June 30, 2004, the outstanding balance of the Bank's federal funds purchased was $4,000,000.

     In an effort to maintain and improve the liquidity position of the Bank, management applied for, and obtained, membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


by having a funding source to match longer term loans. The Bank's credit line stands at approximately $64,410,000 as of June 30, 2004. This line is subject to collateral availability. At June 30, 2004, the outstanding balance of the Bank's credit line was $41,421,429.

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

     Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to guidelines mandating minimum risk-based capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital, proceeds of the Trust Preferred Securities and retained earnings (less intangible assets), amounted to $37.1 million at June 30, 2004. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $41.3 million at June 30, 2004. The Company's percentage ratios as calculated under regulatory guidelines for risk-weighted assets were 10.1% and 11.2% for Tier 1 Capital and Total Capital, respectively, at June 30, 2004, exceeding the minimum ratios of 4.0% and 8.0%, respectively. Another important indicator of capital adequacy in the banking industry is the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as the ratio which (x) the Company's Tier 1 Capital bears to (y) the average total consolidated assets minus intangibles. At June 30, 2004, the Company's Tier 1 leverage ratio was 8.4%, exceeding the regulatory minimum requirement of 4.0%.

     There have been no cash dividends during 2003 or 2004 paid by the Bank to the Company.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


         RESULTS OF OPERATIONS


Three and six months ended June 30, 2004 and 2003

Summary

     Net earnings for the six months ended June 30, 2004 were $1,876,257, compared to net earnings of $1,273,130 for the same period in 2003. This 47.4% increase in net earnings is primarily attributable to the interest and fee income generated by an increase in the Bank's loan portfolio, as well as a decrease in interest rates on deposit liabilities due to management's focus on funds management. Net interest income increased $1,911,326, or 27.9%, during the first six months of 2004, compared to the same period in 2003; noninterest expenses increased $1,058,520, or 18.7%, during the same period, while noninterest income increased by only $3,128, or 0.23%. Total interest expense decreased $1,117,059, or 24.0%, during the first six months of 2004, compared to the same period in 2003.

     Net earnings for the three months ended June 30, 2004, were $979,804 compared to net earnings of $646,495 for the three months ended ended June 30, 2003. This represents a 51.6% increase as compared to the same period in 2003 and is a result of the same causes noted for the six months ended June 30, 2004 and 2003. Total interest expense decreased by $440,711 compared to the same period in 2003. Net interest income increased $936,796 during the three months ended June 30, 2004, as compared to the same period in 2003; noninterest expenses increased $470,664 during the same period, while noninterest income decreased by $50,716.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2004 increased $794,267, or 6.9%, from the same period in 2003. Interest expense for the six months ended June 30, 2004 decreased $1,117,059, or 24.0%, compared to the same period in 2003.

     Net interest income increased $936,796 or 26.5% during the three months ended ended June 30, 2004, as compared to the same period in 2003, resulting from an increase of $496,085, or 8.6%, in revenue from earning assets, coupled with a decrease in total interest expense of $440,711, or 19.7%.

     Generally, the overall increase in net interest income, for the three months and six months ended June 30, 2004, is the result of management's close monitoring of the Company's cost of funds and the use of alternative funding sources to supplement its funding needs. Loan demand has continued to be strong, and management is working to maintain the spread between the yield on loans and the cost of funding them.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


$651,107 for the six months ended June 30, 2004, compared to $720,000 for the same period of 2003. Charge-offs exceeded recoveries by $81,265 for the six months ended June 30, 2004. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.1% at June 30, 2004, and at year-end 2003.

     For the three months ended June 30, 2004 and 2003, the provision for loan losses was $291,107 and $360,000, respectively. Management is comfortable with the controls in place to identify potential credit problems and feels that at this time they have all been identified and properly recognized. Charge-offs exceeded recoveries by $27,099 for the three months ended June 30, 2004.

Noninterest Income

     Noninterest income for the six months ended June 30, 2004 was $1,358,300, compared to $1,355,172 for the same period in 2003. There was an increase of approximately $185,000 in the collection of service charges on deposit accounts, a decrease of approximately $258,000 in mortgage origination fees, as well as an increase in income related to our merchant credit card program.


     Noninterest income decreased by $50,716 or 6.9% in the three months ended June 30, 2004, as compared to the same period in 2003. The primary reason for the decrease was related to the drop in mortgage originations, compared to the same period in 2003, which resulted in a reduction in mortgage origination fees of approximately $188,000, or 45.7%, compared to the same period in 2003.

Noninterest Expenses

     Noninterest expenses increased by $1,058,520, or 18.7%, for the six months ended June 30, 2004, compared to the same period in 2003, relating, in part to an increase in salaries and employee benefits of $548,883, or 20.4%, for the six months ended June 30, 2004, compared to the same period in 2003. This increase salaries and employee benefits was due to the Company's decision to strengthen its management in anticipation of future growth, as well as the continued staff increases necessary for the Bank's new branch in Blue Ridge, Georgia. Occupancy costs increased by $60,010, and furniture and equipment expense increased by $54,954, compared to the same period in 2003. Other operating expenses increased by $394,673 for the half of 2004, as compared to the same period in 2003, due mainly to the opening of the Blue Ridge branch as well as the overall growth of the Company.

     Noninterest expenses increased by $470,664, or 15.9%, for the quarter ended June 30, 2004, as compared to the same period in 2003. Salaries and employee benefits increased by $309,756, or 22.7% for the three months ended June 30, 2004, compared to the same period in 2003. Occupancy costs increased by $38,642, furniture and equipment expense increased $39,675 and other operating expenses increased by $82,591 for the second quarter of 2004 as compared to the same period in 2003.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes for the six months ended June 30, 2004 was $868,700, an increase of $321,700, compared to the same period in 2003. The increase in the provision is associated with the Company's larger taxable net earnings for the first six months of 2004, in addition to the fact that the non-taxable items remained relatively constant. The effective tax rates were 31.6% and 30.0% for the six months ended June 30, 2004 and 2003, respectively.

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


     The provision for income taxes for the quarter ended June 30, 2004 was $442,000 compared to $291,000 for the same quarter in 2003. The effective tax rates were 31.1% and 31.0% for the quarters ended June 30, 2004 and 2003, respectively.

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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


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

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

     In  March  2004,  the  Securities  and  Exchange  Commission  issued  Staff
Accounting   Bulletin  (SAB)  issued  SAB  No.  105, Application  of  Accounting
Principles to Loan Commitments. SAB 105

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect its application to have a material impact on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

     For a discussion of the Company's off-balance sheet arrangements, please see the discussion in "Note H - Commitments and Contingencies" under "Notes to Consolidated Financial Statements," included in Item 1 of Part I in this Quarterly Report on Form 10-Q.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2004, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2003. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


     The following tables show interest rate sensitivity gaps for these different intervals, as of December 31, 2003.

                       Interest Rate Sensitivity Analysis

                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                       ----------- -----------  -----------  -----------  -----------   -----------
                                                              (In thousands, except ratios)

Interest-earning assets (1)
   Loans............................  $    22,353  $   112,122  $    82,653  $   105,881  $     8,171   $   331,180
   Securities:
     Taxable........................          415           --        6,947       23,652        9,994        41,008
     Tax-exempt.....................           --           --           --          276       14,079        14,355
   Time deposits in other banks.....          274           --           --           --           --           274
   Federal funds sold...............          586           --           --           --           --           586
                                       ----------- -----------  -----------  -----------  -----------   -----------
                                           23,628      112,122       89,600      129,809       32,244       387,403
                                       ----------- -----------  -----------  -----------  -----------   -----------

Interest-bearing liabilities (2)
   Demand deposits (3)..............       25,236       25,236       25,236           --           --        75,708
   Savings deposits (3).............       16,202       16,203       16,203           --           --        48,608
   Time deposits....................       12,230       26,714       95,827       50,036           --       184,807
   Other short-term borrowings......        7,086           --           --           --           --         7,086
   Long-term debt...................          100          550        6,593       18,450       11,186        36,879
                                       ----------- -----------  -----------  -----------  -----------   -----------
                                           60,854       68,703      143,859       68,486       11,186       353,088
                                       ----------- -----------  -----------  -----------  -----------   -----------
Interest sensitivity gap............  $   (37,226) $    43,419  $   (54,259) $    61,323  $    21,058   $    34,315
                                      ============ ===========  ===========  ===========  ===========   ===========

Cumulative interest sensitivity gap.  $   (37,226) $     6,193  $   (48,066) $    13,257  $    34,315
                                      ============ ===========  ===========  ===========  ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.39         1.63         0.62         1.90         2.88
                                      ============ ===========  ===========  ===========  ===========

Cumulative ratio....................         0.39         1.05         0.82         1.06         1.10
                                      ============ ===========  ===========  ===========  ===========

Ratio of cumulative gap to total
   interest-earning assets..........        (0.10)        0.02        (0.12)        0.03         0.09
                                      ============ ===========  ===========  ===========  ===========




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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004




                                                                                         Percentage Increase
                                                                                        (Decrease) in Interest
                                                                                        Income/Expense Given
                                                                                        Interest Rate Shifts
                                                                                     ---------------------------
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

                          APPALACHIAN BANCSHARES, INC.
                                  June 30, 2004


PART II - Other Information


Item 2.Changes in Securities, Use of Proceeds and Purchases of Equity Securities

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

     The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2004.


Item 4.  Submission of Matters to a Vote for Security Holders

     The annual meeting of the shareholders of the Company was held on May 18, 2004 (the "Annual Meeting"), for the purposes of electing the Class I directors to the Board of Directors of the Company.

     The Company's bylaws provide that the Board of Directors shall consist of not less than four nor more than twenty-five directors, with the exact number to be fixed by resolution of the Board of Directors from time to time. The Board of Directors has fixed the number of directors at nine. The Company's Articles of Incorporation provide for a classified Board of Directors, consisting of three classes - Class I, Class II and Class III, whereby one-third of the Company's directors are elected each year, as a class, at the Company's annual meeting of shareholders to serve a three-year term. The Class I directors were elected at the Annual Meeting. Each of the Class I director nominees served as a Class I director prior to the Annual Meeting.

     The following persons were nominated and elected to the Board of Directors as Class I directors, for a term expiring at the 2007 Annual Meeting:


                                                          Term
          Director                  Class               Of Office                       Number of Votes:
--------------------                -----               ---------              -------------------------------
                                                                                   For                Withheld
                                                                               ---------              ---------
Alan S. Dover                         I               Three Years              2,637,424                  88
Charles A. Edmondson                  I               Three Years              2,637,424                  88
Roger E. Futch                        I               Three Years              2,637,336                 176

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits. The following Exhibits are filed with this report:

          Exhibit No.                                     Exhibit
          ----------      ------------------------------------------------------------------------------------------------
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

            11            Computation of Earnings Per Share.

            31.1          Certification   of  President  and  Chief   Executive   Officer   Pursuant  to  Section  302  of
                          Sarbanes-Oxley Act of 2002.

            31.2          Certification of Chief Financial Officer Pursuant to Section 302
                          of Sarbanes-Oxley Act of 2002.

            32            Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of
                          2002.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 2004, the period for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          APPALACHIAN BANCSHARES, INC.


Dated:   August 12, 2004                   /s/ Tracy R. Newton
                                           -------------------------------
                                           Tracy R. Newton
                                           President and CEO


Dated:   August 12, 2004                   /s/ Darren M. Cantlay
                                           -------------------------------
                                           Darren M. Cantlay
                                           Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit No.                                               Exhibit
-----------       ----------------------------------------------------------------------------------------------------------------
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

     32           Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

EXHIBIT 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2004 and 2003. All share amounts for 2003 have been retroactively adjusted for the ten percent stock dividend effective July 1, 2003.


                                                              Three Months                     Six Months
                                                             Ended June 30,                  Ended June 30,
                                                  -----------------------------    -----------------------------
                                                          2004            2003             2004           2003
                                                  -------------    -------------   -------------  --------------
Basic Earnings Per Share:
   Net Income.................................    $     979,804    $     646,495   $   1,876,257  $    1,273,130
                                                  =============    =============   =============  ==============

   Earnings on common shares..................    $     979,804    $     646,495   $   1,876,257  $    1,273,130
                                                  =============    =============   =============  ==============

   Weighted average common shares
     outstanding - basic......................        3,731,399        3,632,324       3,710,836       3,559,051
                                                  =============    =============   =============  ==============

   Basic earnings per common share............    $        0.26    $        0.18   $        0.51  $         0.36
                                                  =============    =============   =============  ==============

Diluted Earnings Per Share:
   Net Income.................................    $     979,804    $     646,495   $   1,876,257  $    1,273,130
                                                  =============    =============   =============  ==============

   Weighted average common shares
     outstanding - diluted....................        3,885,700        3,815,640       3,874,363       3,753,174
                                                  =============    =============   =============  ==============

   Diluted earnings per common share..........    $        0.25    $        0.17   $        0.48  $         0.34
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


Date: August 12, 2004

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


Date: August 12, 2004

/s/ Darren M. Cantlay
------------------------
Darren M. Cantlay
Chief Financial Officer

EXHIBIT 32

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection  with the Quarterly  Report of Appalachian  Bancshares,  Inc. (the
"Company")  on Form  10-Q for the  quarterly  period  ended  June 30,  2004 (the
"Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Darren M. Cantlay, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 12, 2004                By: /s/ Tracy R. Newton
                                         -------------------------------------
                                         Tracy R. Newton
                                         President and Chief Executive Officer

Date:  August 12, 2004                By: /s/ Darren M. Cantlay
                                         -------------------------------------
                                         Darren M. Cantlay
                                         Chief Financial Officer