Form 10-Q
period 2004-09-30
APPALACHIAN BANCSHARES INC
filed 2004-11-12
CIK 1019883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    Form 10-Q



[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer
                       (as defined in Exchange Act - Rule12b-2).
                              Yes                 No        X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value  Outstanding at November 1, 2004; 3,737,979 Shares

                                    Form 10-Q
                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


                                TABLE OF CONTENTS


                                                                                                         Page No.
Part I.  Financial Information

  Item 1.         Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at September 30, 2004
           and December 31, 2003.....................................................................             1

         Consolidated Statements of Income For the Three Months
           and Nine Months Ended September 30, 2004 and 2003.........................................             2

         Consolidated Statements of Comprehensive Income For the Three Months
           and Nine Months Ended September 30, 2004 and 2003.........................................             3

         Consolidated Statements of Cash Flows For the Nine Months Ended
           September 30, 2004 and 2003...............................................................             4

         Notes to Consolidated Financial Statements..................................................             5

  Item 2 Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................            11

  Item 3 Quantitative and Qualitative Disclosures about Market Risk..................................            19

  Item 4 Controls and Procedures.....................................................................            22

Part II. Other Information

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.................................            23

  Item 6 Exhibits....................................................................................            23

Signatures...........................................................................................            24


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

              September 30, 2004 (Unaudited) and December 31, 2003

                                                                                   September 30,
                                                                                       2004          December 31,
                                                                                    (Unaudited)          2003
Assets

Cash and due from banks......................................................     $     7,154,144  $      6,530,984
Interest bearing deposits with other banks...................................           9,720,789           273,841
Federal funds sold...........................................................           1,790,000           586,000
       Cash and Cash Equivalents.............................................          18,664,933         7,390,825

Securities available-for-sale................................................          56,198,872        55,363,327

Loans........................................................................         370,062,492       332,306,446
Allowance for loan losses....................................................          (4,256,628)       (3,609,794)
       Net Loans.............................................................         365,805,864       328,696,652

Premises and equipment, net..................................................          12,923,619         9,161,652
Accrued interest.............................................................           2,522,125         2,289,994
Cash surrender value of life insurance.......................................           7,753,072         2,592,416
Intangibles, net.............................................................           2,125,058         2,157,433
Other assets.................................................................           1,379,917         1,965,179

       Total Assets..........................................................     $   467,373,460  $    409,617,478

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing.....................................................     $    31,780,016  $     23,795,787
     Interest-bearing........................................................         339,285,086       309,123,161
       Total Deposits........................................................         371,065,102       332,918,948

   Short-term borrowings.....................................................          13,018,035         7,085,992
   Accrued interest..........................................................             586,151           670,614
   Long-term debt............................................................          40,371,429        30,692,858
   Subordinated long-term capital notes......................................           6,186,000         6,186,000
   Other liabilities.........................................................           1,549,953           980,713
       Total Liabilities.....................................................         432,776,670       378,535,125

Shareholders' Equity
   Preferred stock, 20,000,000 shares authorized, none issued................                  --               --
   Common stock, par value $0.01 per share, 20,000,000 shares authorized, 3,812,052 shares issued at September 30, 2004,
     and 3,734,686 shares issued at December 31, 2003........................              38,121            37,347
   Paid-in capital...........................................................          23,170,052        22,727,208
   Retained earnings.........................................................          11,532,519         8,588,160
   Accumulated other comprehensive income:  net unrealized
     holding gains on securities available-for-sale, net of
     deferred income tax.....................................................             555,894           429,434
   Treasury stock, at cost (75,973 shares at September 30,
     2004 and at December 31, 2003)..........................................            (699,796)         (699,796)
       Total Shareholders' Equity............................................          34,596,790        31,082,353

       Total Liabilities and Shareholders' Equity............................     $   467,373,460  $    409,617,478

                 See notes to consolidated financial statements
                                                                   1

                          APPALACHIAN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                   2004              2003             2004               2003
Interest Income
   Interest and fees on loans.............     $   6,028,139    $   5,357,283    $   17,309,728    $     15,909,412
   Interest on investment securities:
     Taxable securities...................           335,412          182,740         1,006,195             707,463
     Nontaxable securities................           162,881          182,017           487,847             539,051
   Interest on deposits in other banks....               623              104             2,073              28,816
   Interest on federal funds sold.........             8,589            5,261            15,789              34,384
       Total Interest Income..............         6,535,644        5,727,405        18,821,632          17,219,126

Interest Expense
   Interest on deposits...................         1,585,469        1,572,091         4,508,485           5,516,094
   Interest on federal funds purchased
     and securities sold under
     agreements to repurchase.............            35,884           20,443            76,850              64,338
   Interest expense on long-term debt.....           235,204          283,254           675,616             945,209
   Interest on subordinated debentures....            70,000           21,300           198,400              21,300
       Total Interest Expense.............         1,926,557        1,897,088         5,459,351           6,546,941

Net Interest Income.......................         4,609,087        3,830,317        13,362,281          10,672,185
Provision for loan losses.................           274,000          385,000           925,107           1,105,000

Net Interest Income After
   Provision for Loan Losses..............         4,335,087        3,445,317        12,437,174           9,567,185

Noninterest Income
   Customer service fees..................           312,051          207,362           887,375             598,120
   Insurance commissions..................            12,736            8,507            39,067              55,219
   Mortgage origination fees..............           196,357          358,585           640,273           1,060,205
   Other operating income.................           204,779          147,712           540,141             380,772
   Investment securities losses...........                --               --           (22,633)            (16,978)
       Total Noninterest Income...........           725,923          722,166         2,084,223           2,077,338

Noninterest Expenses
   Salaries and employee benefits.........         1,786,710        1,467,070         5,029,721           4,161,198
   Occupancy expense......................           229,557          149,708           604,176             464,317
   Furniture and equipment expense........           301,597          236,636           844,484             724,569
   Other operating expenses...............         1,190,044        1,152,216         3,744,957           3,312,456
       Total Noninterest Expenses.........         3,507,908        3,005,630        10,223,338           8,662,540

Income before income taxes................         1,553,102        1,161,853         4,298,059           2,981,983
Income tax expense........................           485,000          365,000         1,353,700             912,000

Net Income................................     $   1,068,102    $     796,853    $    2,944,359    $      2,069,983

Earnings Per Common Share
   Basic..................................     $       0.29     $        0.22    $         0.79    $          0.58
   Diluted................................             0.27              0.21              0.76               0.55

Cash Dividends Declared
   Per Common Share.......................     $       0.00     $        0.00    $         0.00    $          0.00

Weighted Average Shares Outstanding
   Basic..................................         3,736,079        3,660,485         3,719,312           3,599,384
   Diluted................................         3,894,699        3,822,959         3,879,415           3,771,632

                 See notes to consolidated financial statements
                                                                   2

                          APPALACHIAN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                          2004           2003              2004           2003

Net Income........................................   $   1,068,102   $     796,853    $   2,944,359  $    2,069,983

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during the period..................       1,336,709        (779,005)         168,973        (280,024)
     Reclassification adjustments for losses
       included in net income.....................              --              --           22,633          16,978
       Net unrealized gains (losses)..............       1,336,709        (779,005)         191,606        (263,046)
   Income tax expense related to items of
     other comprehensive income (loss)............        (454,481)        264,862          (65,146)         89,436
Other comprehensive income (loss).................         882,228        (514,143)         126,460        (173,610)

Comprehensive Income..............................   $   1,950,330   $     282,710    $   3,070,819  $    1,896,373

                 See notes to consolidated financial statements
                                                                   3

                          APPALACHIAN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                          2004              2003
Operating Activities
   Net income................................................................     $     2,944,359  $      2,069,983
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses...............................................             925,107         1,105,000
     Net depreciation and amortization.......................................             774,826           638,095
     Realized investment security losses.....................................              22,633            16,978
     Loss on disposition of other real estate................................             180,717                --
     (Increase) decrease in accrued interest receivable......................            (232,131)           10,134
     Increase in cash surrender value of life insurance......................            (160,656)          (81,880)
     Decrease in accrued interest payable....................................             (84,463)         (339,449)
     Other, net..............................................................             645,569         1,296,377
       Net Cash Provided by Operating Activities.............................           5,015,961         4,715,238

Investing Activities
   Purchase of securities available-for-sale, net............................            (783,192)      (11,103,857)
   Net increase in loans to customers........................................         (38,511,591)      (27,777,409)
   Capital expenditures, net.................................................          (4,387,419)         (470,659)
   Purchase of insurance contracts...........................................          (5,000,000)               --
   Proceeds from the disposition of foreclosed real estate...................             739,963           698,113
       Net Cash Used in Investing Activities.................................         (47,942,239)      (38,653,812)

Financing Activities
   Net increase in demand deposits, NOW accounts,
     and savings accounts....................................................          33,627,223         7,008,132
   Net increase (decrease) in certificates of deposit........................           4,518,931        (3,519,970)
   Net increase (decrease) in short-term borrowings..........................           5,932,043          (416,819)
   Proceeds from long-term debt..............................................          40,400,000        33,550,000
   Repayment of long-term debt...............................................         (30,721,429)      (24,571,428)
   Proceeds from issuance of common stock....................................             405,958           302,800
   Payments to repurchase common stock.......................................                  --           (54,900)
   Proceeds from sale of treasury stock......................................                  --         1,923,595
   Cash paid in lieu of fractional shares on stock dividend..................                  --            (1,931)
   Compensation associated with issuance of stock options....................              37,660            13,599
Net Cash Provided by Financing Activities....................................          54,200,386        14,233,078

Net Increase (Decrease) in Cash and Cash Equivalents.........................          11,274,108       (19,705,496)

Cash and Cash Equivalents at Beginning of Period.............................           7,390,825        30,856,697

Cash and Cash Equivalents at End of Period...................................     $    18,664,933  $     11,151,201

Supplemental Disclosures of Cash Flow Information

   Cash paid during the period for:
     Interest................................................................     $     5,543,814  $      6,886,390
     Income taxes............................................................           1,270,000           230,000


                 See notes to consolidated financial statements
                                                                   4

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


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

     All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


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


Note C - Income Taxes

     The effective tax rates of approximately 31.5% and 30.6% for the nine months ended September 30, 2004 and 2003, respectively, and 31.2 % and 31.4% for the three months ended September 30, 2004 and 2003, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.


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

     At September 30, 2004, the Company had net unrealized gains of $842,264 in available-for-sale securities, which are reflected in the presented assets and resulted in an increase in shareholders' equity of $555,894, net of deferred tax benefit for the nine months ended September 30, 2004. There were no trading securities. The net increase in shareholders' equity, as a result of the SFAS No. 115 adjustment from December 31, 2003 to September 30, 2004, was $126,460.


Note E - Segment Information

     All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


Note F - Intangibles

         Amortizable intangible assets and acquired goodwill as of September 30, 2004, and December 31, 2003, are detailed as follows:

Amortizable Intangibles

                                                                    Gross                                 Net
                                                                  Carrying         Accumulated         Carrying
                                                                   Amount         Amortization          Amount
As of September 30, 2004:

   Noncompete agreements....................................  $       165,000    $       165,000   $             --
   Debt issuance costs......................................          170,000             36,833            133,167

   Total....................................................  $       335,000    $       201,833   $        133,167

As of December 31, 2003:

   Noncompete agreements....................................  $       165,000    $       158,125   $          6,875
   Debt issuance costs......................................          170,000             11,333            158,667

   Total....................................................  $       335,000    $       169,458   $        165,542

     Aggregate amortization expense for amortizable intangible assets for the nine months ended September 30, 2004 and the year ended December 31, 2003 was $32,375 and $93,831, respectively. Aggregate annual amortization expense estimated for the years ending December 31, 2004 and 2005 is $40,875 and $34,000, respectively.

Acquired Goodwill

                                                                                  September 30,    December 31,
                                                                                      2004               2003

Goodwill from bank acquisition..............................................     $     1,991,891   $      1,991,891


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

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004




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

     The Company has issued incentive stock options to certain key employees, of which options to purchase 129,700 shares of the Company's common stock are outstanding at September 30, 2004, at exercise prices ranging from $3.64 to $15.00 (the fair market values on the grant dates, adjusted for subsequent stock splits and stock dividends). The majority of these options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

     The Company has also issued nonqualified stock options, primarily to directors of the Company, of which 236,520 are outstanding at September 30, 2004, at exercise prices ranging from $3.64 to $5.45 (the fair market value on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company's actual and pro forma information follows:

                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                           2004                2003                2004                 2003

Net Income

As Reported.........................  $     1,068,102   $         796,853  $     2,944,359   $         2,069,983

Add:  Stock-based compensation expense
      included in net income, net of
      related taxes.................           24,092               7,056           37,660                13,599

Deduct:  Total stock-based employee
         compensation expense
         determined under fair value
         based method for all awards,
         net of tax.................          (28,650)            (17,006)         (51,320)              (45,775)

Pro forma net income................  $     1,063,544   $         786,903  $     2,930,699    $        2,037,807

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


 Note G - Stock Based Compensation - Continued


                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                             2004               2003                 2004                2003

Basic earnings per share:

As Reported.........................  $           0.29    $           0.22   $              0.79  $            0.58

Pro forma...........................  $           0.28    $           0.21   $              0.79  $            0.57

Diluted earnings per share:

As Reported.........................  $           0.27    $           0.21   $              0.76  $            0.55

Pro forma...........................  $           0.27    $           0.21   $              0.76  $            0.54


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

Following is a discussion of these commitments and contingencies:

     Standby Letters of Credit: These are agreements used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of September 30, 2004 and December 31, 2003, the Company has issued standby letters of credit of approximately $1,285,000 and $1,111,000, respectively. The Company records the contract amount of the letters of credit as an asset and records a corresponding liability in the same amount until the letters of credit are exercised. Upon exercise, the amount exercised is recorded as a loan.

                          APPALACHIAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


 Note H - Commitments and Contingencies - Continued

     Loan Commitments: As of September 30, 2004, and December 31, 2003, the Company had commitments outstanding to extend credit totaling approximately $56,515,000 and $43,436,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

     Litigation: The Company is party to litigation and claims that arise in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, relating to such litigation and claims are not material to the financial statements.


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


 Note J - Other Developments

     On April 7, 2004, the Company paid approximately $750,000 for additional property in Ellijay, Georgia, to be used for a new corporate office facility. During the quarter ended September 30, 2004, the Company began site preparation, and completion of this facility is expected in the summer of 2005.

     During August 2004, the Company paid approximately $1 million for additional property to be used for a new branch office. The property consists of approximately 2 acres located in the new Highlands Shopping Center, in East Ellijay on Highway 515 South.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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


FINANCIAL CONDITION

September 30, 2004 compared to December 31, 2003

Loans

     Loans comprised the largest single category of the Company's earning assets at September 30, 2004. Loans, net of unearned income and allowance for loan losses, were 78.3% of total assets at September 30, 2004. Total net loans were $365,805,864 at September 30, 2004, representing an 11.3% increase from $328,696,652 at December 31, 2003. Loan demand in the local markets has remained strong due to the current interest rate environment, the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


Investment Securities and Other Earning Assets

     Investment securities at September 30, 2004 were $56,198,872 compared with $55,363,327 at December 31, 2003, reflecting a 1.5% increase of $835,545.
Federal funds sold were $1,790,000 at September 30, 2004, compared to the December 31, 2003 total of $586,000, a 205.5% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. The Bank's federal funds sold are used as a tool in managing the daily cash needs of the Bank.

Asset Quality

     Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 1.5% at December 31, 2003 to 1.9% at September 30, 2004. Total non-performing assets at September 30, 2004, were $2,283,740, which consisted of: $1,751,920 in loans secured by real estate; $24,629 in consumer loans; $12,964 in commercial, financial and agricultural loans; $189,287 in other loans; and $304,940 of foreclosed real estate. Nonperforming assets at December 31, 2003 were approximately $2.4 million. The ratio of total nonperforming assets to total assets decreased from 0.58% at December 31, 2003 to 0.49% at September 30, 2004, and the ratio of nonperforming loans to total loans increased from 0.50% at December 31, 2003 to 0.53% at September 30, 2004. The decrease in nonperforming assets is due to management's close monitoring of the loan portfolio and active management of past due loans. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

     Total deposits at September 30, 2004 were $371,065,102, an increase of $38,146,154 over total deposits of $332,918,948 at year-end 2003. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $7,984,229, or 33.6%, from year-end 2003 to $31,780,016 at September 30, 2004, and interest-bearing deposits increased $30,161,925, or 9.8%, during the same period to $339,285,086. Over the past 12 months, the Company has focused on increasing its core deposit base and during the first three quarters of 2004 the Company recognized the benefits of developing these relationships. The increase in the interest-bearing deposit base is related to the supplementation of the Company's funding with the use of brokered and national CDs, as well as local CD deposit specials.

Short-term Borrowings

Short-term borrowings at September 30, 2004 and December 31, 2003 consist of the following:

                                                                                  September 30,    December 31,
                                                                                      2004               2003

Federal funds purchased.....................................................     $            --   $      3,000,000
Securities sold under agreements to repurchase..............................          13,018,035          4,085,992

                                                                                 $    13,018,035   $      7,085,992

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


     Securities sold under agreements to repurchase totaled $13,018,035 at September 30, 2004, an $8,932,043 increase from the December 31, 2003 total of $4,085,992. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank's corporate customers that participate in repurchase agreements.

     The outstanding balance of federal funds purchased at September 30, 2004 decreased by $3,000,000 from December 31, 2003.

Shareholders' Equity

     Shareholders' equity increased $3,514,437, from $31,082,353 at December 31, 2003 to $34,596,790 at September 30, 2004. This increase was mainly attributable to net earnings of $2,944,359, proceeds from the issuance of stock of $443,618, as well as an increase of 126,460 in the unrealized gains on available for sale securities.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature or reprice in one year or less equaled approximately $253.3 million, or 68.4%, of the total loan portfolio at September 30, 2004, and investment securities that are estimated to mature or reprice in one year or less equaled approximately $6.9 million or 12.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $24 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position. At September 30, 2004, the outstanding balance of the Bank's federal funds purchased was $-0-.

     In an effort to maintain and improve the liquidity position of the Bank, management applied for, and obtained, membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank,

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004




the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank's credit line stands at $68,060,000 as of September 30, 2004. This line is subject to collateral availability. At September 30, 2004, the outstanding balance of the Bank's credit line was $40,371,429.

Capital Resources

     A strong capital position is vital to the continued profitability of the Company, because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

     Trust Preferred Securities. The Company received approval from the Federal Reserve to issue trust-preferred securities. The Company issued $6 million in floating rate securities on August 28, 2003. The issuance of the trust-preferred securities (the "Trust-Preferred Securities") made the Company "well capitalized" according to regulatory capital guidelines. Certain of the details related to the Trust-Preferred Securities discussed in "Note J - Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures" and under "Notes to Consolidated Financial Statements," included under Item 1 of
Part I of this Quarterly Report on Form 10-Q. The Trust Preferred Securities have a maturity date of August 28, 2033, with quarterly interest payable on the 8th day of each February, May, August and November, at the rate of 3% over the three-month London Interbank Offered Rate, as reported at the end of the preceding calendar quarter. The Company, in addition to the repayment, on September 9, 2003, of its correspondent-bank credit lines, in the amount of $4,009,634, also, on September 29, 2003, contributed $500,000 of the proceeds of the issuance of the Trust-Preferred Securities to the capital of the Bank, retaining the remaining balance thereof, in the amount of $1,490,366, for operating expenses and as a future source of capital for the Bank.

     Capital Standards. Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to regulatory guidelines mandating minimum "risk-based" and "leverage" capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, paid-in capital, proceeds of the Trust Preferred Securities and retained earnings (less intangible assets), amounted to $38.2 million at September 30, 2004. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $42.5 million at September 30, 2004. The Company's percentage ratios as calculated under regulatory guidelines for risk-weighted assets were 10.1% and 11.2% for Tier 1 Capital and Total Capital, respectively, at September 30, 2004, exceeding the minimum ratios of 4.0% and 8.0%, respectively. Another important indicator of capital adequacy in the banking industry is the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as the ratio which (x) the Company's Tier 1 Capital bears to (y) the average total consolidated assets minus intangibles. At September 30, 2004, the Company's Tier 1 leverage ratio was 8.4%, exceeding the regulatory minimum requirement of 4.0%.

     There have been no cash dividends, during 2003 or 2004, paid by the Bank to the Company or by the Company to its shareholders.

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004

RESULTS OF OPERATIONS


Three and nine months ended September 30, 2004 and 2003

Summary

     Net earnings for the nine months ended September 30, 2004 were $2,944,359, compared to net earnings of $2,069,983 for the same period in 2003. This 42.2% increase in net earnings is primarily attributable to the interest and fee income generated by an increase in the Bank's loan portfolio, as well as a decrease in interest rates on deposit liabilities due to management's focus on funds management. Net interest income increased $2,690,096, or 25.2%, during the first nine months of 2004, compared to the same period in 2003; noninterest expenses increased $1,560,798, or 18.0%, during the same period, while noninterest income increased by only $6,885, or 0.3%. Total interest expense decreased $1,087,590, or 16.6%, during the first nine months of 2004, compared to the same period in 2003.

     Net earnings for the three months ended September 30, 2004, were $1,068,102, compared to net earnings of $796,853 for the three months ended September 30, 2003. This represents a 34.0% increase as compared to the same period in 2003 and is a result of the same causes noted for the nine months ended September 30, 2004 and 2003. Total interest expense increased by $29,469 compared to the same period in 2003. Net interest income increased $778,770 during the three months ended September 30, 2004, as compared to the same period in 2003; noninterest expenses increased $502,278 during the same period, while noninterest income increased by $3,757.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2004 increased $1,602,506, or 9.3%, from the same period in 2003. Interest expense for the nine months ended September 30, 2004 decreased $1,087,590, or 16.6%, compared to the same period in 2003.

     Net interest income increased $778,770 or 20.3% during the three months ended September 30, 2004, as compared to the same period in 2003, resulting from an increase of $808,239, or 14.1%, in revenue from earning assets, coupled with an increase in total interest expense of $29,469, or 1.6%.

     Generally, the overall increase in net interest income, for the three months and nine months ended September 30, 2004, is the result of management's close monitoring of the Company's cost of funds and the use of alternative funding sources to supplement its funding needs. Loan demand has continued to be strong, and management is working to maintain the spread between the yield on loans and the cost of funding them.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


for loan losses was $925,107 for the nine months ended September 30, 2004, compared to $1,105,000 for the same period of 2003. Charge-offs exceeded recoveries by $278,273 for the nine months ended September 30, 2004. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.15% and 1.09% at September 30, 2004, and at year-end 2003, respectively.

     For the three months ended September 30, 2004 and 2003, the provision for loan losses was $274,000 and $385,000, respectively. Management is comfortable with the controls in place to identify potential credit problems and feels that at this time they have all been identified and properly recognized. Charge-offs exceeded recoveries by $197,008 for the three months ended September 30, 2004.

Noninterest Income

     Noninterest income for the nine months ended September 30, 2004 was $2,084,223, compared to $2,077,338 for the same period in 2003. There was an increase of $289,255 in the collection of service charges on deposit accounts, and a decrease of $419,932 in mortgage origination fees. Other operating income increased by $159,369 for the first nine months of 2004, as compared to the same period in 2003. These increases consisted of approximately $81,000 in additional earnings on the cash surrender value of life insurance and approximately $40,000 in additional income related to our merchant credit card program, as well as increases in various other fees. Due to the drop off in mortgage originations, the Company is looking for other ways to supplement the income. Additional products and services will be added to supplement our earnings and limit our reliance on market conditions.

     Noninterest income increased by only $3,757 or 0.5% in the three months ended September 30, 2004, as compared to the same period in 2003. Although mortgage origination fees dropped $162,228 during the quarter, service charges on deposit accounts increased by $104,689. Other operation income increased by $57,067 for the quarter ended September 30, 2004, as compared to the same period in 2003. These increases consisted of additional earnings on the cash surrender value of life insurance of approximately $54,000, and additional income related to our merchant credit card program of approximately $18,000.

Noninterest Expenses

     Noninterest expenses increased by $1,560,798, or 18.0%, for the nine months ended September 30, 2004, compared to the same period in 2003, relating, in part to an increase in salaries and employee benefits of $868,523, or 20.9%, for the nine months ended September 30, 2004, compared to the same period in 2003. This increase in salaries and employee benefits was due to the Company's decision to strengthen its management in anticipation of future growth, as well as the continued staff increases necessary for the Bank's new branch in Blue Ridge, Georgia. Occupancy costs increased by $139,859, and furniture and equipment expense increased by $119,915, compared to the same period in 2003. Other operating expenses increased by $432,501 for the first nine months of 2004, as compared to the same period in 2003, due in part to compliance with the Sarbanes-Oxley Act of 2002, as well as the overall growth of the Company.

     Noninterest expenses increased by $502,278, or 16.7%, for the quarter ended September 30, 2004, as compared to the same period in 2003. Salaries and employee benefits increased by $319,640, or 21.8%, for the three months ended September 30, 2004, compared to the same period in 2003. Occupancy costs increased by $79,849, furniture and equipment expense increased $64,961 and

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004

other operating expenses increased by $37,828 for the second quarter of 2004, as compared to the same period in 2003.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes for the nine months ended September 30, 2004 was $1,353,700, an increase of $441,700, compared to the same period in 2003. The increase in the provision is associated with the Company's larger taxable net earnings for the first nine months of 2004, in addition to the fact that the non-taxable items remained relatively constant. The effective tax rates were 31.5% and 30.6% for the nine months ended September 30, 2004 and 2003, respectively.



     The provision for income taxes for the quarter ended September 30, 2004 was $485,000 compared to $365,000 for the same quarter in 2003. The effective tax rates were 31.2% and 31.4% for the quarters ended September 30, 2004 and 2003, respectively.

Recently Issued Accounting Standards

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes the current practice of accounting for, and the disclosures related to, guarantees. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is a change from the current practice of generally only recording a liability when a loss is probable and reasonably estimable. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to the date of Interpretation No. 45 are not to be revised or restated to reflect the interpretation's provisions. Neither the adoption of the disclosure requirements of Interpretation No. 45 nor the adoption of the initial recognition and initial measurement provisions of Interpretation No. 45 had a material impact on the Company's consolidated financial statements.

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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on our consolidated financial position or results of operations.

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

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) issued SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the financial statements.

Off-Balance Sheet Arrangements

     For a discussion of the Company's off-balance sheet arrangements, please see the discussion in "Note H - Commitments and Contingencies" under "Notes to Consolidated Financial Statements," included in Item 1 of Part I in this Quarterly Report on Form 10-Q.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2004, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2003. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Interest Rate Sensitivity Management

     Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolios of assets and liabilities. These repricing characteristics

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


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

                       Interest Rate Sensitivity Analysis


                                         0-30         31-90        90-365         1-5        Over 5
                                         Days         Days          Days         Years        Years        Total
                                                              (In thousands, except ratios)

Interest-earning assets (1)
   Loans............................  $    22,353  $   112,122  $    82,653  $   105,881  $     8,171   $   331,180
   Securities:
     Taxable........................          415            -        6,947       23,652        9,994        41,008
     Tax-exempt.....................            -            -            -          276       14,079        14,355
   Time deposits in other banks.....          274            -            -            -            -           274
   Federal funds sold...............          586            -            -            -            -           586
                                           23,628      112,122       89,600      129,809       32,244       387,403
Interest-bearing liabilities (2)
   Demand deposits (3)..............       25,236       25,236       25,236            -            -        75,708
   Savings deposits (3).............       16,202       16,203       16,203            -            -        48,608
   Time deposits....................       12,230       26,714       95,827       50,036            -       184,807
   Other short-term borrowings......        7,086            -            -            -            -         7,086
   Long-term debt...................          100          550        6,593       18,450       11,186        36,879
                                           60,854       68,703      143,859       68,486       11,186       353,088

Interest sensitivity gap............  $   (37,226) $    43,419  $   (54,259) $    61,323  $    21,058   $    34,315

Cumulative interest sensitivity gap.  $   (37,226) $     6,193  $   (48,066) $    13,257  $    34,315

Ratio of interest-earning assets to
   interest-bearing liabilities.....         0.39         1.63          0.62         1.90         2.88

Cumulative ratio....................         0.39         1.05          0.82         1.06         1.10

Ratio of cumulative gap to total
   interest-earning assets..........        (0.10)        0.02         (0.12)        0.03         0.09




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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


                                                                                         Percentage Increase
                                                                                        (Decrease) in Interest
                                                                                        Income/Expense Given
                                                                                        Interest Rate Shifts
                                                                                     Down 200           Up 200
                                                                                   Basis Points     Basis Points
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

                          APPALACHIAN BANCSHARES, INC.
                               September 30, 2004


PART II - Other Information


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The Company did not sell any unregistered equity securities of the Company or repurchase any shares of its common stock during the quarter ended September 30, 2004.



Item 6.  Exhibits

      The following Exhibits are filed with this report:


          Exhibit No.                                     Exhibit

             3.1          Articles of Incorporation of the Company, as Restated  (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 000-21383)).

             3.2          Bylaws of the Company,  as Restated  (incorporated  by reference to Exhibit 3.2 to the Companyss
                          Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 000-21383)).

            10.1          Form of Change in Control  Agreement for Named Executive  Officers (and  description of benefits for each Named Executive Officer).

            10.2          Form of Salary Continuation  Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer).

            10.3          Form of Salary  Continuation  Agreement for the  Directors of  Appalachian  Community  Bank (and
                          description of benefits for each of the Directors).

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


                          APPALACHIAN BANCSHARES, INC.


Dated:   November 12, 2004                    /s/ Tracy R. Newton
                                              ----------------------------------
                                              Tracy R. Newton
                                              President and CEO


Dated:   November 12, 2004                    /s/ Darren M. Cantlay
                                              ----------------------------------
                                              Darren M. Cantlay
                                              Chief Financial Officer

                                                             EXHIBIT INDEX



Exhibit No.                                               Exhibit

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

     10.1         Form of Change in Control  Agreement for Named Executive  Officers (and description of benefits for each
                  Named Executive Officer).

     10.2         Form of Salary  Continuation  Agreement for Named  Executive  Officers (and  description of benefits for each Named Executive Officer).

     10.3         Form of Salary Continuation  Agreement for the Directors of Appalachian  Community Bank (and description of benefits for each  of the Directors).

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

      32          Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


 EXHIBIT 11


                          APPALACHIAN BANCSHARES, INC.

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2004 and 2003. All share amounts for 2003 have been retroactively adjusted for the ten percent stock dividend effective July 1, 2003.


                                                              Three Months                     Nine Months
                                                           Ended September 30,             Ended September 30,
                                                          2004            2003             2004           2003

Basic Earnings Per Share:
   Net Income....................................    $   1,068,102    $     796,853   $   2,944,359  $    2,069,983

   Earnings on common shares.....................    $   1,068,102    $     796,853   $   2,944,359  $    2,069,983

   Weighted average common shares
     outstanding - basic.........................        3,736,079        3,660,485       3,719,312       3,599,384

   Basic earnings per common share...............    $        0.29    $        0.22   $        0.79  $         0.58

Diluted Earnings Per Share:
   Net Income....................................    $   1,068,102    $     796,853   $   2,944,359  $    2,069,983

   Weighted average common shares
     outstanding - diluted.......................        3,894,699        3,822,959       3,879,415       3,771,632

   Diluted earnings per common share.............    $        0.27    $        0.21   $        0.76  $         0.55


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


Date: November 12, 2004

  /s/ Tracy R. Newton
--------------------------
Tracy R. Newton
President and Chief Executive Officer

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


Date: November 12, 2004

  /s/ Darren M. Cantlay
----------------------------
Darren M. Cantlay
Chief Financial Officer

EXHIBIT 32

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Appalachian Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004 (the "Report"), the undersigned, Tracy R. Newton, President and Chief Executive Officer of the Company, and Darren M. Cantlay, Chief Financial Officer, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 12, 2004      By:   /s/ Tracy R. Newton
                                    -----------------------------------------
                                    Tracy R. Newton
                                    President and Chief Executive Officer

Date:  November 12, 2004      By:   /s/ Darren M. Cantlay
                                    ------------------------------------------
                                    Darren M. Cantlay
                                    Chief Financial Officer