Form 10-K
period 2004-12-31
APPALACHIAN BANCSHARES INC
filed 2005-03-29
CIK 1019883

United States
Securities and Exchange Commission
Washington, D.C. 20549

___________________
FORM 10-K
ANNUAL REPORT
___________________
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 000-21383

Appalachian Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification Number)

829 Industrial Boulevard
Ellijay, Georgia	30540
(Address of Principal Executive Offices)	(Zip Code)
(706) 276-8000
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    Yes ☐ No ☒

There is no established trading market for the registrant’s capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at June 30, 2004 was $56,041,185, based on a per share price of $15 of the registrant’s Common Stock, which is the price of the last trade of which management is aware on or before such date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 14, 2005, there were 3,812,999 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

APPALACHIAN BANCSHARES, INC.

2004 Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

General

Appalachian Bancshares, Inc. (the “Company”) is a bank holding company which was formed in May 1996 as a Georgia corporation. The Company’s executive office is located at 829 Industrial Boulevard, Ellijay, Georgia, and its telephone number at such location is (706) 276-8000. The Company offers a full range of banking services through Appalachian Community Bank, its commercial bank subsidiary (the “Bank”). The Bank is a Georgia banking corporation and a wholly owned subsidiary of the Company. As of December 31, 2004, the assets of the Bank constituted virtually all of the assets of the Company.

During 2001, the Bank (f/k/a Gilmer County Bank) was merged with and into Appalachian Community Bank and simultaneously changed its name to Appalachian Community Bank. The merger was consummated to facilitate greater cost efficiencies of operations, centralized management, consistency of regulatory compliance, and to provide a stronger capital base from which to offer a range of services to individuals and small to medium sized businesses in north Georgia. The name change of Gilmer County Bank, from Gilmer County Bank to Appalachian Community Bank, was desired to more clearly depict the overall geographic region which the Bank services. For the immediate future, however, those branches of the Bank that are located in Gilmer County continue to operate under the trade name of “Gilmer County Bank.”

The Company is authorized to engage in any activity in which a corporation is permitted, by law, to engage, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company’s holding company structure provides it with the flexibility to expand and diversify its business activities through newly formed subsidiaries or through acquisitions. While management of the Company has no present plans to engage in any other business activities, management may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

Banking Services and Operations

The Bank conducts business from four locations in three adjacent north Georgia counties (Gilmer, Fannin and Union) and has correspondent relationships with several banks, including The Bankers Bank, SunTrust Bank, SouthTrust Bank, National Bank of Commerce of Birmingham, Synovus and the Federal Home Loan Bank of Atlanta. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The principal business of the Bank is to attract and accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank’s loans and investments are: (i) demand, time, savings, and other deposits (including negotiable order of withdrawal (“NOW”) accounts); (ii) amortization and prepayment of loans granted, (iii) sales to other lenders or institutions of loans or participation in loans; (iv) fees paid by other lenders or institutions for servicing loans sold by the Bank to such lenders or institutions; and (v) borrowings. The principal sources of income for the Bank are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Bank are: (i) interest paid on savings and other deposits (including NOW accounts); (ii) interest paid on borrowings by the Bank; (iii) employee compensation; (iv) office expenses; and (v) other overhead expenses.

Employees

Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. At December 31, 2004, the Bank had a total of 153 employees, 135 of which were full-time employees. The Company and the Bank are not parties to any collective bargaining agreements with employees, and management believes that employee relations are generally good.

Lending Activities

General. The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank’s lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Bank makes consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. Loans to the construction industry constituted approximately 22.2% of the Bank’s total loans at December 31, 2004. Loans to the poultry industry constituted approximately 5.2% of the Bank’s total loans at December 31, 2004. Loans to the Hotel/Motel industry constituted approximately 5.1% of the Bank’s total loans at December 31, 2004.

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

Real Estate Loans. Loans secured by real estate are the primary component of the Bank’s loan portfolio, constituting approximately $320 million, or 84.7%, of the Bank’s total loans at December 31, 2004. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans.

Commercial Loans. The Bank makes loans for commercial purposes to various lines of businesses. At December 31, 2004, the Bank held approximately $32 million, or 8.5% of the Bank’s total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 2004, the Bank held approximately $21 million in consumer loans, representing 5.6% of the Bank’s total loans.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or the officers’ loan committee. Individual officers’ lending limits range from $15,000 to $500,000, depending on seniority and the type of loan. The officers’ loan committee, which consists of the president, executive vice president and senior vice president of the Bank, has a lending limit of $1,000,000 secured and up to $100,000 unsecured. Loans exceeding $1,000,000 require the approval of the majority of the directors’ loan committee, which is made up of six of the Bank’s directors.

The Bank has a continuous loan review procedure, involving multiple officers of the Bank, designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan decreases. The Bank has contracted with a specialist for an independent assessment of the loan portfolio. The specialist reviews loans on a quarterly basis.

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

The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2004.

Deposit Mix

December 31, 2004

Non-interest bearing demand	8.62%
Interest-bearing demand	21.18%
Savings	17.50%
Time deposits	24.20%
Certificates of deposit of $100,000 or more	28.50%
Total	100.00%

The Bank is a member of the Star ATM network of automated teller machines, which permits the Bank’s customers to perform certain transactions in numerous cities throughout Georgia and in other states. The Bank’s charter provides for trust powers but only upon application to the Georgia Department of Banking and Finance (the “DBF”). To date, the Bank has not submitted, and has no plans to submit, such an application.

Competition

The banking business is highly competitive. The Bank competes with other commercial banks, thrift institutions, credit unions, and money market mutual fund providers operating in Ellijay, Georgia (Gilmer County), Blue Ridge, Georgia (Fannin County), Blairsville, Georgia (Union County) and elsewhere. Some of these competitors have significantly greater resources and higher lending limits (by virtue of their greater capitalization). Credit unions and money market mutual fund providers with which the Bank competes may have competitive advantages as a result of being subject to different, and possibly less stringent, regulatory requirements.

As of December 31, 2004, one locally owned bank and three non-locally-owned banks had offices in Gilmer County, two locally-owned banks and one non-locally-owned bank had offices in Blairsville (Union County), and four non-locally-owned banks had offices in Fannin County. In addition, many local businesses and individuals have deposits outside the primary service area of the Bank.

Monetary Policies

The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Supervision and Regulation

The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company’s business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company’s business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

The Company

General. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), as well as other federal and state laws governing the banking business. The Board of Governors of the Federal Reserve is the primary regulator of the Company, and supervises the Company’s activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the DBF and the FDIC. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

Bank Holding Company Regulation. In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
•	merge or consolidate with another bank holding company; or
•	acquire substantially all of the assets of any additional banks.

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

Financial Services Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), enacted on November 12, 1999, amended the BHC Act and:

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;
•	allows insurers and other financial services companies to acquire banks;
•	allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;
•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If the Company, which has not obtained qualification as a “financial holding company,” were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company’s banking subsidiaries were to cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company’s ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the “CRA”), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions with Affiliates. The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Source of Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Subsidiary Dividends. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company’s revenues results from amounts paid as dividends to the Company by the Bank. The DBF’s approval must be obtained before the Bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the Bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

State Law Restrictions. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

The Bank

General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia DBF, as well as the FDIC. Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank’s state. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has “opted in” to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC and the Federal Reserve, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”) and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Future Legislation. Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition or results of operation.

ITEM 2.	PROPERTIES

The Company's main office is located at 829 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The 9,780 square foot building is located on approximately 1.22 acres and is owned by the Bank. The building includes five teller stations, twenty offices, three drive-in stations and an ATM. This location houses the Company’s and the Bank’s offices and storage areas. The Bank branch at this location operates under the trade name “Gilmer County Bank.” Adjacent to this location, the Bank constructed a community building on leased property. This building is used for a meeting area, as well as for the Bank’s customers to use for various community functions. The Bank pays annual rent of $600 for this property. This lease will be up for renewal in 2006.

The Bank’s branch located on Highway 515 in Blairsville, Georgia has a drive-in window, five teller stations, eleven offices and an ATM. The building is owned by the Bank. The second floor of this location is vacant and may be used by the Bank for future expansion.

The Bank’s branch located in East Ellijay, Georgia, which operates under the trade name “Gilmer County Bank,” has three teller stations, a drive-in window and an ATM. The Bank has a long-term lease for this location in which the rent increases two percent annually. In 2004, the Bank paid $31,848 in annual rent.

The Bank’s Blue Ridge, Georgia branch moved into its permanent location in July 2004. This branch has a drive-in window, six teller stations, eight offices, and an ATM. There is also a community building at this location that is available for the Bank to use as a meeting area, as well as for its customers to use for various community functions. The buildings sit on approximately 2.6 acres and are owned by the Bank.

The Bank’s operations center is located in a building owned by the Bank located at 9 Russell Drive, Ellijay, Georgia, which houses the Bank’s computer center, accounting, bookkeeping and data processing services. In addition, the building contains an additional 8,000 approximate square feet of commercial space, which is leased by the Bank to two separate third parties for a total of $67,200 per year. One of these leases will be up for renewal in 2005 for a negotiable payment. The Bank also leases a building directly behind the operations building, which contains additional operations employees. The Bank has a two-year lease for this space and pays annual rent of $16,800. During 2004, the Bank purchased approximately 6.3 acres of land and entered into a contract to construct a new operations center directly across from the main office. Completion of this building is expected in December 2005.

In August 2004, the Company purchased additional property in East Ellijay to be used for a new branch office. There are no plans for construction of this office at present. An ATM has been placed at this location. The property consists of approximately 2 acres located on Highway 515 South in the new Highlands Shopping Center.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for the Company’s common stock, $0.01 par value per share (the “Common Stock”), which has been traded inactively in private transactions. In 1998, Wachovia Securities, Inc. was approved as a market maker for the Company’s Common Stock.

In July 2003, the Company paid a ten percent stock dividend (the “Stock Dividend”) to shareholders of record as of May 27, 2003. All amounts presented in this Form 10-K and in the Consolidated Financial Statements have been adjusted to reflect the Stock Dividend. The Stock Dividend created a small decrease in shareholders’ equity as a result of cash paid in lieu of fractional shares in the amount of $1,931. There were no stock dividends paid in 2004.

Management has reviewed the limited information available as to the ranges at which the Common Stock has been sold and is aware of trades that occurred during 2004. To the best of management’s knowledge, the last trade in December 2004 was executed at a price of $16.00 per share. The per share price data regarding the Common Stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.

	Estimated Price
	Range Per Share
	High	Low
2004:
First Quarter	$15.00	$14.50
Second Quarter	15.00	15.00
Third Quarter	16.00	16.00
Fourth Quarter	17.00	16.00

2003:
First Quarter	$16.00	$15.00
Second Quarter	15.00	15.00
Third Quarter	15.00	15.00
Fourth Quarter	15.00	13.37

Holders

At March 14, 2005, the Company had 3,812,999 shares of Common Stock outstanding held by approximately 1,408 shareholders of record.

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

[The remainder of this page intentionally left blank]

Securities Authorized for Issuance Under Equity Compensation Plans

At a prior Annual Meeting, the Company’s shareholders adopted a Stock Compensation Program (the “Stock Program”). The following table reflects the number of shares to be issued upon the exercise of options granted under the Stock Program, the weighted-average exercise price of all such options, and the total number of shares of Common Stock reserved for the issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2004.

	(a)	(b)	(c)
Number of
Equity Securities
Remaining
Available for
	Number of		Future Issuance
	Securities		Under the
	to be Issued	Weighted-average	Stock Programs
	Upon the Exercise	Exercise Price	(Excluding Securities
	of Outstanding	of Outstanding	Reflected in Column
Plan Category	Options	Options	(a))

Equity Compensation Plans
Approved by Shareholders	360,300	$6.07	228,900
Equity Compensation Plans
Not Approved by Shareholders	—	—	—

Total	360,300	$6.07	228,900

[The remainder of this page intentionally left blank]

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the year ended December 31, 2004, and the previous four years. All averages are daily averages.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Earnings Summary
Interest income	$25,736	$23,090	$22,892	$23,890	$21,970
Interest expense	7,558	8,257	11,425	13,675	13,325
Net interest income	18,178	14,833	11,467	10,215	8,645
Provision for loan losses	1,235	1,465	1,028	1,294	922
Noninterest income	2,829	2,703	2,937	2,411	1,159
Noninterest expense	13,840	11,732	9,702	7,831	6,381
Income tax expense	1,885	1,253	1,006	963	872
Net income	4,047	3,086	2,668	2,538	1,629

Per Share Data
(Adjusted to give effect to stock splits/dividends)
Net income - basic	$1.09	$0.86	$0.81	$0.81	$0.54
Net income - diluted	1.04	0.81	0.76	0.75	0.50
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00

Selected Period End Balances
Total assets	$472,811	$409,617	$384,024	$319,679	$270,943
Loans	377,352	332,307	298,063	250,569	214,124
Securities	64,655	55,363	40,375	49,394	32,541
Earning assets	444,566	388,530	354,593	303,923	253,263
Deposits	381,498	332,919	316,283	264,028	214,169
Long-term borrowings	38,136	36,879	34,736	29,654	34,539
Shareholders’ equity	36,083	31,082	25,619	20,591	17,669
Shares outstanding	3,765	3,659	3,439	3,170	3,143

Selected Average Balances
Total assets	$446,074	$393,553	$354,164	$299,167	$259,799
Loans	360,261	316,605	276,733	234,031	204,436
Securities	56,981	49,951	50,933	40,462	34,393
Earning assets	419,586	370,654	333,777	280,884	243,038
Deposits	362,316	320,833	290,961	241,933	206,787
Long-term borrowings	30,946	35,782	34,017	33,028	29,024
Shareholders’ equity	33,102	28,447	22,454	19,821	15,045
Shares outstanding - basic	3,724	3,610	3,278	3,146	3,031

Ratios
Return on average assets	0.91%	0.78%	0.75%	0.85%	0.63%
Return on average equity	12.23	10.85	11.88	12.80	10.83
Net interest spread	4.23	3.93	3.32	3.75	3.39
Total capital	11.45	11.55	8.59	8.32	8.25
Tier 1 capital	10.32	10.46	7.54	7.16	7.22
Leverage ratio	8.53	8.58	6.07	5.87	5.72
Average equity to average assets	7.42	7.23	6.34	6.63	5.79

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the Consolidated Financial Statements and notes thereto. Therefore, the MD&A should be read in conjunction with information provided in the Company’s Consolidated Financial Statements and notes thereto. Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Forward-Looking Statements

Certain of the statements made in this Form 10-K and in documents incorporated by reference herein, including matters discussed in the MD&A, as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation:

•	increased competition with other financial institutions;
•	lack of sustained economic growth in Georgia, in particular Gilmer, Fannin and Union Counties;
•	rapid fluctuations in interest rates;
•	the inability of the Bank to maintain regulatory capital standards; and
•	changes in the legislative and regulatory environment.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Summary

The Company’s net income of $4,047,014 for the year ended December 31, 2004 represents an increase of $960,434 or 31.1% from 2003. The Company’s net income of $3,086,580 for the year ended December 31, 2003, represents an increase of $418,572 or 15.7% from 2002. The Company’s net income of $2,668,008 for the year ended December 31, 2002, represented an increase of $129,910 or 5.1% from 2001. The increase in net income for these periods relates to: (i) increased loan growth; (ii) management funding through the use of local deposits; and (iii) alternative funding sources.

Earnings per share increased to $1.09 ($1.04 on a diluted basis) in 2004, up from $0.86 ($0.81 on a diluted basis) in 2003, and $0.81 ($0.76 on a diluted basis) in 2002. Return on average assets, which reflects the Bank’s ability to utilize its assets, was 0.91% in 2004, compared to 0.78% in 2003, and 0.75% in 2002. Return on average shareholders’ equity increased to 12.23% in 2004 after having decreased to 10.85% in 2003, and compared to 11.88% in 2002. This increase in 2004 was due to management’s focus on using net income to fund growth. The increase in the net interest margin was the main factor in generating the income internally to fund the growth. The decline in 2003 was due to the sale of 128,240 shares of treasury stock to improve the Company’s capital position as well as prepare for the anticipated growth. The effects of the stock-based compensation expense as well as the exercise of 72,340 options in 2004 and 82,170 options in 2003 generated proceeds of $502,209 and $529,330, respectively. During 2004, the Company issued and sold 33,546 shares to its 401(k) plan for $503,191. There were no shares sold to the 401(k) plan during 2003, and during 2002, the Company issued and sold 12,859 shares to its 401(k) plan for $163,660. During 2002 and 2003, the Company sold an aggregate of 180,687 shares of common stock for net proceeds of $2,710,306 to support future expansion.

The Company plans to continue its objectives of maintaining asset quality and providing superior service to its customers. The Company’s strategic plan in the short run includes controlled growth with a focus on developing banking relationships. The Company strives to provide the best value in deposit services and loan products to its customers. The Company continues to place a strong focus on improving its net interest margin. In 2003, pricing models were put in place to assist loan officers with structuring loan products to fit our customers’ needs, as well as deposit pricing models to assist with funds management. The Company is also taking advantage of alternative funding sources when needed, including but not limited to the national CD market, brokered CD market, the Federal Home Loan Bank and repurchase agreements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of generally accepted accounting principles in the preparation of the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical. The judgments and assumptions used by management are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Refer to Note 1, Summary of Significant Accounting Policies, and Note 6, Allowances for Loan Losses, in the Consolidated Financial Statements, and this Item 7 for a description of the estimation processes and methodology related to the allowance for loan losses.

Financial Condition

Earning Assets

The Bank’s earning assets, which include deposits with other banks, federal funds sold, securities and loans, averaged $419,586,000, or 94.1% of average total assets in 2004, $370,654,000, or 94.2% of average total assets, in 2003, and $333,777,000, or 94.2% of average total assets, in 2002. The mix of average earning assets comprised the following percentages:

	December 31,
	2004	2003	2002

Deposits with other banks	0.08%	0.21%	0.30%
Federal funds sold	0.48	0.89	1.53
Investment securities	13.58	13.48	15.26
Loans	85.86	85.42	82.91

The mix of average earning assets reflects management’s attempt to maximize interest income while maintaining acceptable levels of risk.

[The remainder of this page intentionally left blank]

The management of the Company considers many criteria in managing earning assets, including creditworthiness, diversification, maturity, and interest rate sensitivity. The following table sets forth the Company’s interest-earning assets by category at December 31 in each of the last three years.

	December 31,
	2004	2003	2002
	(In thousands)

Interest-bearing deposits with banks	$403	$274	$8,399
Securities	64,655	55,363	40,375
Federal funds sold	2,156	586	7,756
Loans:
Real estate	319,543	271,217	238,768
Commercial and other	57,809	61,090	59,295
Total loans	377,352	332,307	298,063

Interest-earning assets	$444,566	$388,530	$354,593

The Bank has intentionally avoided the growing national market in loans to finance leveraged buy-outs, and has participated in no nationally syndicated leveraged buy-out loans. It has also avoided exposure to lesser developed country (“LDC”) debt, and has no LDC loans in its portfolio.

Federal Funds Sold

Management maintains federal funds sold as a tool in managing the Bank’s daily cash needs. Federal funds sold at December 31, 2004 and 2003 were $2,156,000 and $586,000, respectively. Average federal funds sold for 2004 was approximately $1,994,000, or 0.48% of average earning assets, and for 2003 was approximately $3,314,000, or 0.89% of average earning assets. The federal funds sold account is a daily clearing account. The increase in year-end federal funds resulted from the timing of funding loan demand. The Bank continues to try to minimize federal funds sold in this low rate environment to maximize its use of earning assets.

Securities Portfolio

At December 31, 2004 and 2003, all of the Bank’s securities were classified as available-for-sale.

The composition of the Bank’s securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control the Bank’s interest rate position while, at the same time, producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2004, gross securities sales were $4,283,834 and maturities were $12,472,586, representing 7.52% and 21.89%, respectively, of the average portfolio for the year. Net losses associated with sales and maturities totaled $22,633 in 2004. Gross unrealized gains in the portfolio amounted to $909,432 at year-end 2004 and unrealized losses amounted to $336,721. During 2003, gross securities sales were $5,385,808 and maturities were $23,121,518, representing 9.25% and 46.29%, respectively, of the average portfolio for the year. Net losses associated with sales and maturities totaled $16,978 in 2003. Gross unrealized gains in the portfolio amounted to $966,919 at year-end 2003 and unrealized losses amounted to $316,263.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Bank’s purchases of mortgage-backed securities during 2004, 2003 and 2002 did not include securities with these characteristics. The recoverability of the Bank’s investments in mortgage-backed securities is reviewed periodically, and the Company intends to make appropriate adjustments to income for impaired values.

The following table presents the carrying amounts of the securities portfolio at December 31 in each of the last three years.

Securities Portfolio

	December 31,
	2004	2003	2002
	(In thousands)

Securities Available-for-Sale:
U.S. treasury and government agencies	$31,744	$20,074	$8,579
State and municipal securities	14,277	19,205	14,759
Mortgage-backed securities	14,927	14,355	15,314
Equity securities	3,707	1,729	1,723

Total	$64,655	$55,363	$40,375

In 2004, average taxable securities were 75.1% of the portfolio, compared to 69.9% in 2003 and 68.2% in 2002.

The maturities and weighted average yields of the investments in the 2004 portfolio of securities are presented below. The average maturity of the securities portfolio at December 31, 2004 was 8.95 years with an average yield of 5.05%. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations.

Security Portfolio Maturity Schedule

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Amounts in thousands, except percentages)
Securities Available-for-Sale

U.S. Government agencies	$—	0.00%	$28,751	3.23%	$2,993	3.38%	$—	0.00%
State and municipal	—	0.00	356	6.74	2,617	20.41	11,304	7.42
Mortgage-backed securities	—	0.00	213	5.66	1,215	4.46	13,499	3.89
Equity securities	—	0.00	—	0.00	—	0.00	3,707	2.70

Total Securities	$—	0.00	$29,320	3.29	$6,825	10.10	$28,510	5.14

There were no securities held by the Company of which the aggregate value on December 31, 2004 exceeded ten percent of shareholders’ equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

There has been no significant impact on the Company’s Consolidated Financial Statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Loan Portfolio

Loans make up the largest component of the Bank’s earning assets. At December 31, 2004, the Bank’s total loans were $377,351,501, compared to total loans of $332,306,446 at the end of 2003. In 2004, average net loans represented 84.9% of average earning assets and 79.8% of total average assets, while in 2003 average net loans represented 85.4% of average earning assets and 80.4% of total average assets. This was the result of continued strong loan demand and the expansion of the Bank’s branch in Blue Ridge, Georgia. The ratio of total loans to total deposits was 98.9% in 2004 and 99.8% in 2003.

The following table shows the classification of loans by major category at December 31, 2004, and for each of the preceding four years.

Loan Portfolio

	December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Commercial, financial and agricultural	$31,920	8.5%	$34,613	10.4%	$33,449	11.2%	$29,092	11.6%	$36,320	17.0%
Real estate - construction	145,588	38.6	104,619	31.5	73,242	24.6	54,255	21.7	22,057	10.3
Real estate - other (1)	173,955	46.1	166,598	50.1	165,526	55.5	147,852	59.0	136,718	63.8
Consumer	20,957	5.6	20,535	6.2	20,296	6.8	19,370	7.7	17,254	8.1
Other loans	4,932	1.2	5,942	1.8	5,550	1.9	—	0.0	1,775	0.8
	377,352	100.0%	332,307	100.0%	298,063	100.0%	250,569	100.0%	214,124	100.0%
Allowance for loan losses	(4,349)		(3,610)		(3,238)		(2,995)		(2,211)

Net loans	$373,003		$328,697		$294,825		$247,574		$211,913

(1)	The “real estate - other” category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.

The following table shows the maturity distribution of selected loan classifications at December 31, 2004, and an analysis of these loans maturing in over one year.

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure for Loans
	Maturity				Maturing Over One Year
		Over One
	One	Year	Over		Predetermined	Floating or
	Year or	Through	Five		Interest	Adjustable
	Less	Five Years	Years	Total	Rate	Rate
	(Dollars in thousands)

Commercial, financial and agricultural	$25,464	$6,018	$438	$31,920	$5,318	$1,138
Real estate - construction	129,541	15,965	82	145,588	13,436	2,611

Total	$155,005	$21,983	$520	$177,508	$18,754	$3,749

For the purposes of this schedule, loans that have reached the fixed contractual floor rate are treated as having a pre-determined interest rate.

Summary of Loan Loss Experience

The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $4,348,618 in the allowance for loan losses at December 31, 2004, (1.15% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio, based upon the Bank’s historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Bank’s loan portfolio.

[The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Bank’s loans, net of unearned income, and the allowance for loan losses for 2004, and for each of the preceding four years.

Analysis of Loan Loss Experience

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$3,610	$3,238	$2,995	$2,211	$1,849
Loans charged off:
Commercial, financial, and agricultural	30	277	89	240	404
Real estate-construction	240	28	50	—	—
Real estate - other	158	638	427	134	49
Consumer	127	265	250	170	138
Total loans charged off	555	1,208	816	544	591

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	35	25	5	8	9
Real estate-construction	—	3	—	—	—
Real estate-other	2	50	—	6	—
Consumer	22	37	26	20	22
Total recoveries on loans previously charged off	59	115	31	34	31

Net loans charged off	496	1,093	785	510	560

Provision for loan losses	1,235	1,465	1,028	1,294	922

Allowance for loan losses, at end of period	$4,349	$3,610	$3,238	$2,995	$2,211

Loans, net of unearned income, at end of period	$377,352	$332,307	$298,063	$250,569	$214,124

Average loans, net of unearned income, outstanding for the period	$360,261	$316,605	$276,733	$234,031	$204,436

Ratios:

Allowance at end of period to loans, net of unearned income	1.15%	1.09%	1.09%	1.20%	1.03%
Allowance at end of period to average loans, net of unearned income	1.21	1.14	1.17	1.28	1.08
Net charge-offs to average loans, net of unearned income	0.14	0.35	0.28	0.22	0.27
Net charge-offs to allowance at end of period	11.40	30.28	24.24	17.03	25.33
Recoveries to prior year charge-offs	4.88	14.09	5.70	5.75	4.07

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

[The remainder of this page intentionally left blank]

Management allocated the allowance for loan losses to specific loan classes as follows:

Allocation of Allowance for Loan Losses

	December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Domestic Loans (1)
Commercial, financial and agricultural	$548	8%	$1,257	10%	$1,615	11%	$807	12%	$387	17%

Real estate - construction	421	39	184	32	85	25	193	22	199	10
Real estate - other	2,138	46	1,277	50	1,044	55	1,760	59	1,381	64
Consumer	425	6	267	6	168	7	235	7	244	8
Other	817	1	625	2	326	2	—	—	—	1

Total	$4,349	100%	$3,610	100%	$3,238	100%	$2,995	100%	$2,211	100%

________________
(1) The Bank had no foreign loans.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Bank’s policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis.

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2004, and for each of the preceding four years.

Nonperforming Assets
	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Nonaccruing loans	$1,524	$1,127	$4,823	$1,642	$385
Loans past due 90 days or more	34	521	334	12	24
Restructured loans	—	—	—	—	—
Total nonperforming loans	1,558	1,648	5,157	1,654	409
Nonaccruing securities	—	—	—	—	—
Other real estate	516	737	986	133	147

Total nonperforming assets	$2,074	$2,385	$6,143	$1,787	$556

Ratios:
Loan loss allowance to total nonperforming assets	2.10	1.51	0.53	1.68	3.98

Total nonperforming loans to total loans
(net of unearned interest)	0.41%	0.50%	1.73%	0.66%	0.26%

Total nonperforming assets to total assets	0.44%	0.58%	1.60%	0.56%	0.21%

It is the general policy of the Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. For each of the five years in the period ended December 31, 2004, the difference between gross interest income that would have been recorded in such period, if the nonaccruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period’s net income, was negligible.

There has been no significant impact on the Company’s consolidated financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

Deposits

The Company’s primary source of funds is derived from deposits of the Bank’s customers. Average deposits increased 12.9%, from approximately $320,833,000 in 2003 to approximately $362,316,000 in 2004. At December 31, 2004, total deposits were $381,498,171, of which $348,601,825 (91.4%) were interest bearing; at December 31, 2003, total deposits were $332,918,948, of which $309,123,161 (92.9%) were interest bearing; and at December 31, 2002, total deposits were $316,282,756, of which $294,385,698 (93.1%) were interest bearing. The continued growth of the Bank fueled the growth in the deposit base. The Company intends to emphasize internal deposit growth in order to expand the consumer bases of the Bank and to continue to fund asset growth when appropriate. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $23,371,264 at December 31, 2004.

The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2004, 2003 and 2002, are as follows:

	Years ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$30,840	0.00%	$22,056	0.00%	$19,549	0.00%

Interest-bearing demand deposits	82,617	1.15	83,040	1.42	62,492	1.93
Savings deposits	61,281	1.16	45,318	0.92	41,359	1.72
Time deposits	187,578	2.42	170,419	3.15	167,561	4.44
Total interest-bearing deposits	331,476	1.87	298,777	2.33	271,412	3.45

Total average deposits	$362,316	1.71	$320,833	2.17	$290,961	3.21

The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2004: average noninterest-bearing demand deposits, 8.51 percent; and average savings deposits, 8.59 percent. Of average time deposits, approximately 49.64 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more, issued by the Bank at December 31, 2004, are summarized in the table below.

Maturities of Large Time Deposits

Time
Certificates
of Deposit
(Amounts in
thousands)

Three months or less	$22,555
Over three through six months	12,721
Over six through twelve months	50,034
Over twelve months	23,378

Total	$108,688

Short-term Borrowings

Securities sold under agreements to repurchase amounted to $6,263,790 at December 31, 2004, compared to $4,085,992 at December 31, 2003, and $5,928,624 at December 31, 2002. The weighted average rates were 1.36%, 1.23% and 1.60% for 2004, 2003 and 2002, respectively. Securities sold under agreements to repurchase averaged $6,093,745 during 2004, $5,488,443 during 2003, and $4,061,294 during 2002. The maximum amount outstanding at any month end during 2004 was $13,018,035, during 2003 was $8,211,269, and during 2002 was $5,928,624. The total amount of securities sold under agreements to repurchase are associated with the cash flow needs of the Bank’s corporate customers who participate in repurchase agreements. The Company also had a short-term line of credit with the Federal Home Loan Bank with balances of $9,205,750, $5,000,000 and $-0- at December 31, 2004, 2003 and 2002, respectively. The short-term line of credit with the Federal Home Loan Bank is in the form of a daily rate credit. It floats daily based on the overnight funds market. The line of credit has a one year term and matures in May of each year. At December 31, 2004, the Bank had $24,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. The Bank had federal funds purchased that amounted to $-0- at year-end 2004, and $3,000,000 at year-end 2003, compared to $-0- at year-end 2002.

Long-term Debt

Borrowed funds consist primarily of long-term debt. The Bank is approved to borrow up to approximately $70,040,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in the loan and securities portfolios. The unused portion of these available funds amounted to approximately $29,000,000 at year-end 2004. Long-term debt consisted of various commitments with scheduled maturities from one to six years. In addition, during 2002 the Company borrowed $4.6 million from another financial institution (See “Capital Resources: Term Loan” below). This loan was repaid during 2003.

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating rate cumulative trust preferred securities (the “Trust Preferred Securities”) in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. 46R, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

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

The following table sets forth the expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2004.

Maturities of Long-term Debt
(In thousands)

	2005	2006	2007	2008	2009

Interest on indebtedness	$1,300	$1,096	$991	$858	$792
Repayment of principal	6,200	2,700	2,700	5,350	5,000

	$7,500	$3,796	$3,691	$6,208	$5,792

Shareholders’ Equity

Shareholders’ equity increased $5,000,969, from December 31, 2003 to December 31, 2004, due in part to net earnings of $4,047,014. The Company issued 33,546 shares of stock to its 401(k) Plan during 2004 for $503,191. In addition, the effects of the stock-based compensation expense as well as the exercise of 72,340 options during 2004 increased equity by $502,209, including the tax benefit.

All amounts presented in this report and in the consolidated financial statements are adjusted to reflect the 10% stock dividend effected in July 2003. See Item 5, “Market Information.”

Return on Equity and Assets

The following table summarizes certain financial ratios for the Company for the years ended December 31, 2004, 2003 and 2002.

Return on Equity and Assets

	Year ended December 31,
	2004	2003	2002

Return on average assets	0.91%	0.78%	0.75%
Return on average equity	12.23	10.85	11.88
Dividend payout ratio	0.00	0.00	0.00
Average equity to average assets ratio	7.42	7.23	6.34

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. A majority of the Company’s capital requirements have come from proceeds from the Bank’s initial stock offering in 1994, proceeds of $2.65 million from a private placement of Common Stock in November 1998, and proceeds of $4.4 million from a public offering in 2000. In 2002, capital requirements came from proceeds of $787,000 from a private offering of Common Stock, proceeds of $1.0 million from the exercise of options, and through the retention of earnings and the sale of Common Stock to the Company’s 401(k) plan. In 2003, capital requirements were derived from proceeds of $1.9 million from a private offering of Common Stock, proceeds of $529,000 from the effects of stock-based compensation expense and through the exercise of options. In 2004 capital requirements were derived from proceeds from the sale of Common Stock to the Company’s 401(k) plan for $503,000, as well as the effects of stock-based compensation expense and from the exercise of options of $502,000.

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating rate cumulative trust preferred securities (the “Trust Preferred Securities”) in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. The Company accounts for the Trust Preferred Securities as a minority interest of $186,000 and as a long-term debt liability in the amount of $6,186,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital and are presented in the Consolidated Financial Statements as “Subordinated long-term capital notes”.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

Term Loan. On April 3, 2002, the Company obtained a $4.6 million term loan under a Loan and Stock Pledge Agreement and a Promissory Note (collectively, the “Term Loan”) with Crescent Bank and Trust Company. The Company used $4.6 million of the proceeds of the Term Loan to repay that certain loan and stock pledge agreement, dated April 3, 2000, previously entered into by and between the Company and Crescent Bank and Trust Company. Interest on the outstanding amounts under the Term Loan was payable quarterly, commencing July 1, 2002, at the prime rate (as defined in the Promissory Note) less twenty-five (25) basis points. The Company began making interest payments on July 1, 2002. Principal was due in seven equal annual installments, each in the amount of $657,000, beginning on March 31, 2003. The entire outstanding balance of the Term Loan, together with all accrued and unpaid interest, would have been due and payable in a final installment on March 31, 2010. The Term Loan contained certain affirmative and negative covenants, including, but not limited to, requiring the Company to cause the Bank at all times to maintain certain minimum capital ratios, and to maintain a minimum ratio of loan and lease losses to gross loans. In September 2003, the Company paid off this entire balance with part of the proceeds from the trust preferred issuance.

Federal Capital Standards. The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company’s Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $39.7 million at December 31, 2004. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, is referred to as Total Capital and was $44.1 million at year-end 2004. The Company’s percentage ratios as calculated under regulatory guidelines were 10.32% and 11.45% for Tier 1 and Total Capital, respectively, at year-end 2004. The Company’s Tier 1 Capital and Total Capital exceeded the minimum ratios of 4% and 8%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2004, the Company’s leverage ratio was 8.53%, exceeding the regulatory minimum requirement of 4%.

The table below illustrates the Company’s regulatory capital ratios under federal guidelines at December 31, 2004, 2003 and 2002:

Capital Adequacy Ratios

	Statutory	Years ended December 31,
	Minimum	2004	2003	2002
		(Dollars in thousands)

Tier 1 Capital		$39,713	$34,681	$23,089

Tier 2 Capital		4,349	3,610	3,238

Total Qualifying Capital		$44,062	$38,291	$26,327

Risk Adjusted Total Assets (including off-balance sheet exposures)		$384,847	$331,638	$306,405

Tier 1 Risk-Based Capital Ratio	4.0%	10.32%	10.46%	7.54%

Total Risk-Basked Capital Ratio	8.0	11.45	11.55	8.59

Leverage Ratio	4.0	8.53	8.58	6.07

There were no dividends paid by the Bank to the Company for the years 2004, 2003 and 2002.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank’s abilities to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform its primary function as financial intermediary and, therefore, would not be able to meet the production and growth needs of the communities it serves.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $155 million or 41.1% of the total loan portfolio at December 31, 2004, and there were no investment securities maturing in one year or less at December 31, 2004.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At the end of fiscal 2004, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $24,000,000.

In an effort to maintain and improve the liquidity position of the Bank, management applied for membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The Bank’s credit line stands at approximately $70,040,000 as of December 31, 2004. This line is subject to collateral availability. At December 31, 2004, the outstanding balance of the Bank’s credit line was approximately $31,950,000. See Note 11 to the Notes to Consolidated Financial Statements herein.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the Consolidated Financial Statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank uses the same credit policies and underwriting procedures for making off-balance sheet credit commitments and financial guarantees as it does for on-balance sheet extensions of credit. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Bank’s allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Bank’s customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Bank agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2004 and 2003, the Bank has issued standby letters of credit of approximately $1,403,000 and $1,111,000. The Bank records the contract amount of the letters of credit as an asset and records a corresponding liability in the same amount until the letters of credit are exercised. Upon exercise, the amount exercised is recorded as a loan.

Loan Commitments: As of December 31, 2004 and 2003, the Bank had commitments outstanding to extend credit totaling approximately $59,005,000 and $43,436,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Contract: On November 10, 2004, the Company’s wholly owned subsidiary, Appalachian Community Bank, entered into an agreement for construction of the Bank’s new operations building in Ellijay, Georgia. The total cost of the construction of the building is expected to be approximately $2,715,000. The building is expected to be completed in December 2005.

Contractual Obligations

The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table shows aggregate information about their contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2004.

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$44,461	$7,500	$7,487	$12,000	$17,474
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,010	48	72	71	819
Time Deposits	206,652	156,027	43,863	6,762	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$252,123	$163,575	$51,422	$18,833	$18,293

Interest Rate Sensitivity Management

Interest rate sensitivity is a function of the repricing characteristics of the Bank’s portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Bank’s current portfolio that is subject to repricing in future time periods. The differences are known as interest rate sensitivity gaps and are usually calculated separately for segments of time, ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

[The remainder of this page intentionally left blank]

The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2004.

Interest Rate Sensitivity Analysis

	0-30	31-90	90-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total
	(In thousands, except ratios)

Interest-earning assets (1)
Loans	$142,467	$30,938	$92,802	$104,753	$4,868	$375,828
Securities:
Taxable	11,194	2,628	17,760	10,968	7,828	50,378
Tax-exempt	273	306	588	7,805	5,305	14,277
Time deposits in other banks	403	—	—	—	—	403
Federal funds sold	2,156	—	—	—	—	2,156
	156,493	33,872	111,150	123,526	18,001	443,042
Interest-bearing liabilities (2)
Demand deposits (3)	26,932	26,932	26,932	—	—	80,796
Savings deposits (3)	22,259	22,259	22,260	—	—	66,778
Time deposits	20,999	31,783	101,222	47,024	—	201,028
Other short-term borrowings	15,470	—	—	—	—	15,470
Long-term debt	100	450	5,650	15,750	16,186	38,136
	85,760	81,424	156,064	62,774	16,186	402,208

Interest sensitivity gap	$70,733	$(47,552)	$(44,914)	$60,752	$1,815	$40,834

Cumulative interest sensitivity gap	$70,733	$23,181	$(21,733)	$39,019	$40,834

Ratio of interest-earning assets to interest-bearing liabilities	1.82	0.42	0.71	1.97	1.11

Cumulative ratio	1.82	1.14	0.93	1.10	1.10

Ratio of cumulative gap to total interest-earning assets	0.16	0.05	(0.05)	0.09	0.09

________________
(1)	Excludes nonaccrual loans and securities.
(2)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3)	Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

The above table indicates that, in a rising interest rate environment, the Company’s earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets, if rates move simultaneously. As seen in the preceding table, for the first 30 days of repricing opportunity, there is an excess of earning assets over interest-bearing liabilities of approximately $71 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $22 million. During this one-year time frame, 80.4% of all interest-bearing liabilities will reprice compared to 68.1% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

The table below shows, for the periods indicated, the daily average balances outstanding for the major categories of interest-earning assets and interest-bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities.

Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Years Ended December 31,
	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
Assets
Earning assets:
Loans, net of unearned income (1)	$360,261	$23,669	6.57%	$316,605	$21,321	6.73%	$276,733	$20,420	7.38%
Securities:
Taxable	42,790	1,402	3.28	34,938	1,059	3.03	34,718	1,647	4.74
Tax-exempt	14,191	989	6.97	15,013	1,073	7.15	16,215	1,201	7.41
Total securities	56,981	2,391	4.20	49,951	2,132	4.27	50,933	2,848	5.59

Interest-bearing deposits	350	5	1.43	784	30	3.83	1,007	13	1.29
Federal funds sold	1,994	26	1.30	3,314	37	1.12	5,104	79	1.55
Total interest- earning assets (2)	419,586	26,091	6.22	370,654	23,520	6.35	333,777	23,360	7.00

Non interest-earning assets:
Cash and due from banks	6,767			8,118			6,909
Premises and equipment	11,525			8,795			7,835
Accrued interest and other assets	12,290			9,436			8,790
Allowance for loan losses	(4,094)			(3,450)			(3,147)

Total assets	$446,074			$393,553			$354,164

Liabilities and Shareholders’ Equity

Interest-bearing liabilities:
Demand deposits	$82,617	952	1.15%	$83,040	1,178	1.42%	$62,492	1,209	1.93%
Savings deposits	61,281	713	1.16	45,318	418	0.92	41,359	712	1.72
Time deposits	187,578	4,544	2.42	170,419	5,363	3.15	167,561	7,432	4.44
Total deposits	331,476	6,209	1.87	298,777	6,959	2.33	271,412	9,353	3.45

Other short-term borrowings	17,953	123	0.69	9,964	83	0.83	4,667	77	1.65
Long-term debt	30,946	1,226	3.96	32,240	1,214	3.77	34,017	1,995	5.86
Total interest- bearing liabilities	380,375	7,558	1.99	340,981	8,256	2.42	310,096	11,425	3.68

Noninterest-bearing liabilities:
Demand deposits	30,840			22,056			19,549
Accrued interest and other liabilities	1,757			2,069			2,065
Shareholders’ equity	33,102			28,447			22,454

Total liabilities and shareholders’ equity	$446,074			$393,553			$354,164

Net interest income/net interest spread		18,533	4.23%		15,264	3.93%		11,935	3.32%

Net yield on earning assets			4.42%			4.12%			3.58%
Taxable equivalent adjustment:
Loans		17			63			57
Investment securities		338			367			411
Total taxable equivalent adjustment		355			430			468

Net interest income		$18,178			$14,834			$11,467

________________
(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)
Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following tables set forth, for the years ended December 31, 2004, 2003 and 2002, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year’s rate. The change due to rate is calculated by multiplying the change in rate by the prior year’s volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

Rate/Volume Variance Analysis
Taxable Equivalent Basis

	Average Volume			Change in Volume		Average Rate
	2004	2003	2002	2004-2003	2003-2002	2004	2003	2002
Earning assets:	(Dollars in thousands)

Loans, net of unearned income (1)	$360,261	$316,605	$276,733	$43,656	$39,872	6.57%	6.73%	7.38%

Investment Securities:
Taxable	42,790	34,938	34,718	7,852	220	3.28	3.03	4.74
Tax exempt	14,191	15,013	16,215	(822)	(1,202)	6.97	7.15	7.41
Total investment securities	56,981	49,951	50,933	7,030	(982)	4.20	4.27	5.59
Interest-bearing deposits with other banks	350	784	1,007	(434)	(223)	1.43	3.83	1.29
Federal funds sold	1,994	3,314	5,104	(1,320)	(1,790)	1.30	1.12	1.55
Total earning assets	$419,586	$370,654	$333,777	$48,932	$36,877	6.22	6.35	7.00

Interest-bearing liabilities:
Deposits:
Demand	$82,617	$83,040	$62,492	$29,728	$20,548	1.15	1.42	1.93
Savings	61,281	45,318	41,359	(14,188)	3,959	1.16	0.92	1.72
Time	187,578	170,419	167,561	17,159	2,858	2.42	3.15	4.44
Total deposits	331,476	298,777	271,412	32,699	27,365	1.87	2.33	3.45

Other short-term borrowings	17,953	6,422	4,667	7,989	1,755	0.69	0.83	1.65
Long-term debt	30,946	35,782	34,017	(1,294)	1,765	3.96	3.77	5.86
Total interest-bearing liabilities	$380,375	$340,981	$310,096	$39,394	$30,885	1.99	2.42	3.68

Net interest income/net interest spread						4.23	3.93	3.32

Net yield on earning assets						4.42	4.12	3.58

Net cost of funds						1.80	2.23	3.42

	Interest					Variance Attributed to (1)
	Income/Expense			Variance		2004		2003
	2004	2003	2002	2004-2003	2003-2002	Volume	Rate	Volume	Rate
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$23,669	$21,321	$20,420	$2,348	$901	$2,879	$(531)	$2,782	$(1,881)
Investment Securities:
Taxable	1,402	1,059	1,647	343	(588)	252	91	10	(598)
Tax exempt	989	1,073	1,201	(84)	(128)	(58)	(26)	(87)	(41)
Total investment securities	2,391	2,132	2,848	259	(716)	194	65	(77)	(639)

Interest-bearing deposits with other banks	5	30	13	(25)	17	(12)	(13)	(3)	20
Federal funds sold	26	37	79	(11)	(42)	(16)	5	(23)	(19)
Total earning assets	26,091	23,520	23,360	2,571	160	3,045	(474)	2,679	(2,519)

Interest-bearing liabilities:
Deposits:
Demand	952	1,178	1,209	(226)	(31)	(6)	(220)	339	(370)
Savings	713	418	712	295	(294)	169	126	63	(357)
Time	4,544	5,363	7,432	(819)	(2,069)	502	(1,321)	125	(2,194)
Total deposits	6,209	6,959	9,353	(750)	(2,394)	665	(1,415)	527	(2,921)

Other short-term borrowings	123	83	77	40	6	57	(17)	57	(51)
Long-term debt	1,226	1,214	1,995	12	(781)	(50)	62	(99)	(682)
Total interest-bearing liabilities	7,558	8,256	11,425	(698)	(3,169)	672	(1,370)	485	(3,654)

Net interest income/net interest spread	$18,533	$15,264	$11,935	$3,269	$3,329	$2,373	$896	$2,194	$1,135

________________
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Results of Operations

Comparison of Years Ended December 31, 2004, 2003, and 2002

Net Interest Income

Net interest income is the principal source of the Company’s earnings stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. Net interest income increased $3,269,852 or 21.4% to $18,533,832 for 2004, compared to $15,263,980 for 2003. Net interest income increased $3,328,764, or 27.9% for the year ended December 31, 2003, compared to $11,935,216 at December 31, 2002. The increase was attributable to the strong loan demand in the local markets as well as the shift from high cost certificate of deposit funding to lower cost core deposits and the use of alternative funding. The shift began in 2003 and has continued through 2004. Currently, certificates of deposits account for approximately 50% of the deposit funding.

Interest and fees earned on loans increased 11.0% to $23,669,693 in 2004, compared to $21,320,975 in 2003. The 2003 balance represented an increase of 4.4% compared to $20,421,039 in 2002. These increases were primarily attributable to the steady increase in the Bank’s loan portfolio, which increased 13.6% during 2004.

Interest earned on taxable securities increased 32.4% to $1,401,522 in 2004 from $1,058,688 in 2003, while interest earned on non-taxable securities decreased from $1,073,295 to $988,739 during the same period. Interest earned on taxable securities decreased 35.7% to $1,050,688 in 2003 from $1,646,592 in 2002, while interest earned on non-taxable securities decreased from $1,200,993 to $1,073,295 during the same period. The increase in interest earned on taxable securities in 2004 is attributable to an overall increase in the portfolio of 16.8% for 2004 as well as actively managing it to meet liquidity needs of the Bank.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2004 was 4.42% compared to a net interest margin of 4.12% in 2003 and 3.58% in 2002.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread calculation provides a more direct perspective on the effect of market interest rate movements. The net interest spread was 4.23% in 2004, compared to 3.93% in 2003 and 3.32% in 2002.

Interest Expense

Total interest expense for the years ended December 31, 2004, 2003, and 2002 was $7,557,979, $8,256,564 and $11,425,388, respectively. This represents a decrease of $698,585, or 8.5% from 2003 to 2004, and a decrease of $3,168,824, or 27.7% from 2002 to 2003. The decreases were caused by the short-term nature of the Bank’s certificate of deposits portfolio as well as a focus on core deposit growth. Management has been focused on developing relationships with customers to grow the noninterest-bearing as well as other core deposits. The average rate paid on interest-bearing deposits in 2004, 2003 and 2002 was 1.87%, 2.33%, and 3.45%, respectively. The effect of these changes was to decrease the interest expense on interest-bearing deposits to $6,209,262 in 2004, from $6,959,433 in 2003, and $9,352,768 in 2002. This was a decrease in the interest expense on interest-bearing deposits from 2003 to 2004 of $750,171, or 10.8%, and a decrease from 2002 to 2003 of 25.6%.

Noninterest Income

Noninterest income for 2004, 2003 and 2002 totaled $2,829,488, $2,703,395 and $2,937,144, respectively. These amounts are primarily from customer service fees, insurance commissions and fees on services to customers. Mortgage origination fees increased from 1,049,443 in 2002 to $1,276,787 in 2003 then decreased to $800,981 in 2004. These fluctuations were primarily due to a high volume of mortgage refinancings in 2003 due to the historically low interest rates. The subsequent rise in rates during 2004 caused some of the slowdown for the year. Customer service fees decreased from 1,058,298 in 2002 to 844,669 in 2003, but increased to 1,233,655 in 2004. The increase in customer service fees is related to some of the new products rolled out during 2004. Management will continue to work on increasing noninterest income in 2005.

Noninterest Expenses

Noninterest expenses totaled $13,840,008 in 2004, $11,731,985 in 2003, and $9,702,148 in 2002. Salaries and employee benefits increased $1,238,789, or 21.9% to 6,884,579 in 2004 and $790,885 or 16.3% to $5,645,790 from 2002 to 2003, due to the opening of the new full service branch in Blue Ridge, Georgia as well as the expense of complying with the Sarbanes-Oxley Act of 2002. Occupancy, furniture and equipment expenses totaled $1,955,683 in 2004, an increase of 21.3% over 2003, due to the completion of construction of the new Blue Ridge branch. Occupancy, furniture and equipment expenses increased $74,542, or 4.8% from 2002 to 2003 due to the fact that 2003 was the first full year of operations of the original Blue Ridge branch. Advertising expenses increased $266,036, or 51.6% to 782,072 in 2004 and decreased $50,648 or 8.9% from 2002 to 2003. The advertising expense increase for 2004 is related to the marketing of the new Blue Ridge location as well as new products that were rolled out during 2004. Education expenses are up 33.6% or $65,959 for 2004. This is due to a focus on utilizing technology to serve our customers more efficiently. The FDIC and State assessments are down due to the improved capital position of the Bank. The major portion of the increase in other expenses of $353,606 during 2004 is due to losses on disposal of repossessed property.

The table below sets forth the Company’s noninterest expenses for the periods indicated.

	2004	2003	2002

Salaries and employee benefits	$6,885	$5,646	$4,855
Occupancy, furniture and equipment expense	1,956	1,612	1,538
Professional fees	987	948	678
Advertising	782	516	567
Data processing	537	570	84
Director and committee fees	427	315	306
Stationery and supplies	367	338	308
Education	262	196	95
Postage	163	150	164
Taxes and licenses	160	276	157
FDIC and state assessments	101	179	78
Correspondent bank charges	91	90	78
Insurance	72	185	119
Dues and subscriptions	58	40	46
Checking account expense	45	41	60
Amortization	41	94	76
Other	906	536	493

Total noninterest expenses	$13,840	$11,732	$9,702

Income Taxes

Net operating income of $5,932,346 in 2004 resulted in $1,885,332 of income tax expense, which represents an income tax rate of 31.8%. The Company’s net operating income of $4,339,895 in 2003 resulted in $1,253,315 of income tax expense, which represented an income tax rate of 28.9%. The Company’s net operating income of $3,673,948 in 2002 resulted in $1,005,940 of income tax expense, which represented an income tax rate of 27.4%.

Impact of Inflation and Changing Prices

The asset and liability structure of a bank is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the ability of the Bank to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Company’s primary market risk is interest rate risk.

The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years.

The Company has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

The Company uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of the Company’s net interest income and shareholders’ equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income.

The estimated impact on the Company’s net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company’s estimate of how interest-bearing transaction accounts will reprice in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

	Percentage Increase
	(Decrease) in Interest
	Income/Expense Given
	Interest Rate Shifts
	Down 200	Up 200
	Basis Points	Basis Points
For the Twelve Months After December 31, 2004

Projected change in:
Interest income	(20.34)%	17.91%
Interest expense	(35.26)	38.43

Net interest income	(10.54)	4.43

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company’s consolidated operating results or financial position.

In December 2003, the FASB revised previously issued SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company’s consolidated operating results or financial position.

In December 2003, the FASB revised previously issued Financial Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on its consolidated financial position or results of operations.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A is incorporated by reference from the following sections of Item 7 of this report: “Interest Rate Sensitivity Management” and “Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages below.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm	35

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003	36

Consolidated Statements of Income for the Years Ended
December 31, 2004, 2003 and 2002	37

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2004, 2003 and 2002	38

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	39

Notes to Consolidated Financial Statements	40

Quarterly Results (Unaudited)	67

Schauer Taylor Cox Vise & Morgan, P.C.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the accompanying consolidated statements of financial condition of Appalachian Bancshares, Inc. (a Georgia corporation) and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

Birmingham, Alabama
March 17, 2005
/s/ Schauer Taylor Cox Vise & Morgan, P.C.

Telephone - 205.822.3488	150 Olde Towne Road	Wats - 800.466.3488
Fax - 205.822.3541 or 205.822.0645	Birmingham, Alabama 35216	Email - Firm@schauertaylor.com

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$4,953,563	$6,530,984
Interest-bearing deposits with other banks	403,532	273,841
Federal funds sold	2,156,000	586,000
Cash and Cash Equivalents	7,513,095	7,390,825

Securities available-for-sale	64,654,722	55,363,327

Loans, net of unearned income	377,351,501	332,306,446
Allowance for loan losses	(4,348,618)	(3,609,794)
Net Loans	373,002,883	328,696,652

Premises and equipment, net	12,988,640	9,161,652
Accrued interest	2,901,737	2,289,994
Cash surrender value on life insurance	7,833,450	2,592,416
Intangibles, net	2,116,558	2,157,433
Other assets	1,800,043	1,965,179
Total Assets	$472,811,128	$409,617,478

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$32,896,346	$23,795,787
Interest-bearing deposits.	348,601,825	309,123,161
Total Deposits	381,498,171	332,918,948

Short-term borrowings	15,469,540	12,085,992
Accrued interest	540,217	670,614
Long-term debt	31,950,000	25,692,858
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	1,083,878	980,713
Total Liabilities	436,727,806	378,535,125

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
3,840,572 shares issued in 2004 and 3,734,686 shares issued in 2003	38,406	37,347
Paid-in capital	23,731,549	22,727,208
Retained earnings	12,635,174	8,588,160
Accumulated other comprehensive income: net unrealized holding
gains (losses) on securities available-for-sale, net of deferred income tax	377,989	429,434
Treasury stock, 75,973 shares at cost	(699,796)	(699,796)
Total Shareholders’ Equity	36,083,322	31,082,353

Total Liabilities and Shareholders’ Equity	$472,811,128	$409,617,478

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Interest Income
Interest and fees on loans	$23,652,087	$21,257,660	$20,363,641
Interest on investment securities:
Taxable securities	1,401,522	1,058,688	1,646,592
Nontaxable securities	650,486	706,115	790,127
Interest on deposits with other banks	5,488	30,224	13,039
Interest on federal funds sold	26,369	37,362	78,941
Total Interest Income	25,735,952	23,090,049	22,892,340

Interest Expense
Interest on deposits	6,209,262	6,959,433	9,352,768
Interest on federal funds purchased and securities sold under agreements to repurchase	123,282	82,722	76,968
Interest on long-term debt	941,835	1,129,209	1,995,652
Interest on subordinated long-term capital notes	283,600	85,200	—
Total Interest Expense	7,557,979	8,256,564	11,425,388

Net Interest Income	18,177,973	14,833,485	11,466,952
Provision for loan losses	1,235,107	1,465,000	1,028,000

Net Interest Income After Provision For Loan Losses	16,942,866	13,368,485	10,438,952

Noninterest Income
Customer service fees	1,233,655	844,669	1,058,298
Insurance commissions.	47,760	61,824	77,987
Mortgage origination fees	800,981	1,276,787	1,049,443
Investment securities gains (losses)	(22,633)	(16,978)	285,525
Other operating income	769,725	537,093	465,891
Total Noninterest Income	2,829,488	2,703,395	2,937,144

Noninterest Expenses
Salaries and employee benefits	6,884,579	5,645,790	4,854,905
Occupancy expense	814,868	631,235	615,826
Furniture and equipment expense	1,140,815	980,704	921,571
Other operating expenses	4,999,746	4,474,256	3,309,846
Total Noninterest Expenses	13,840,008	11,731,985	9,702,148

Income before income taxes	5,932,346	4,339,895	3,673,948
Income tax expense	1,885,332	1,253,315	1,005,940

Net Income	$4,047,014	$3,086,580	$2,668,008

Earnings Per Common Share
Basic	$1.09	$0.86	$0.81
Diluted	1.04	0.81	0.76

Cash Dividends Declared Per Common Share	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	3,724,095	3,609,728	3,277,787
Diluted	3,885,490	3,809,625	3,508,019

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other
				Compre-
				hensive
	Common	Paid-in	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance at December 31, 2001	$34,229	$19,245,956	$3,505,388	$60,822	$(2,255,205)	$20,591,190

Retroactive effect of 10% stock dividend	244	367,166	(367,410)	—	—	—
Net income 2002	—	—	2,668,008	—	—	2,668,008
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $199,997	—	—	—	388,228	—	388,228
Comprehensive income	—	—	—	—	—	3,056,236
Proceeds from sale of common stock to 401(k) plan	117	163,543	—	—	—	163,660
Proceeds from exercise of options	1,808	1,019,690	—	—	—	1,021,498
Proceeds from issuance of treasury stock	—	319,201	—	—	467,504	786,705

Balance at December 31, 2002	36,398	21,115,556	5,805,986	449,050	(1,787,701)	25,619,289

Retroactive effect of 10% stock dividend	202	302,273	(304,406)	—	—	(1,931)
Net income 2003	—	—	3,086,580	—	—	3,086,580
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of tax of ($10,107)	—	—	—	(19,616)	—	(19,616)
Comprehensive income	—	—	—	—	—	3,066,964
Effect of exercise and issuance of stock options	747	528,583	—	—	—	529,330
Proceeds from issuance of treasury stock	—	780,796	—	—	1,142,805	1,923,601
Acquisition of treasury stock	—	—	—	—	(54,900)	(54,900)

Balance at December 31, 2003	37,347	22,727,208	8,588,160	429,434	(699,796)	31,082,353

Net income 2004	—	—	4,047,014	—	—	4,047,014
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of tax of ($26,501)	—	—	—	(51,445)	—	(51,445)
Comprehensive income	—	—	—	—	—	3,995,569
Proceeds from sale of common stock to 401(k) plan	336	502,855	—	—	—	503,191
Effect of exercise and issuance of stock options	723	501,486	—	—	—	502,209

Balance at December 31, 2004	$38,406	$23,731,549	$12,635,174	$377,989	$(699,796)	$36,083,322

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Operating Activities
Net income	$4,047,014	$3,086,580	$2,668,008
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization, and accretion, net	1,039,402	1,312,067	1,171,023
Provision for loan losses	1,235,107	1,465,000	1,028,000
Deferred tax benefit	(22,000)	(20,000)	(49,000)
Realized security (gains) losses, net	22,633	16,978	(285,525)
Loss on disposition of other real estate	195,181	42,143	40,757
Increase in cash surrender value on life insurance	(241,034)	(109,173)	(113,377)
(Increase) decrease in accrued interest receivable	(611,743)	(49,074)	258,072
Decrease in accrued interest payable	(130,397)	(305,542)	(290,790)
Other, net	304,321	694,584	(51,421)
Net Cash Provided By Operating Activities	5,838,484	6,133,563	4,375,747

Investing Activities
Proceeds from sales of securities available-for-sale	4,261,201	5,368,830	12,597,325
Proceeds from maturity, calls and paydown of
securities available-for-sale	12,472,586	23,121,518	34,322,603
Purchase of securities available-for-sale	(26,260,504)	(43,960,542)	(37,442,014)
Net increase in loans to customers	(46,311,074)	(36,321,605)	(49,462,737)
Capital expenditures, net	(4,959,258)	(1,211,594)	(2,605,882)
Proceeds from sales of premises and equipment	241,917	27,746	—
Purchase of insurance contracts	(5,000,000)	—	—
Proceeds from disposition of foreclosed real estate	806,763	1,248,201	236,615
Net Cash Used In Investing Activities	(64,748,369)	(51,727,446)	(42,354,090)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	32,357,873	2,458,008	45,209,010
Net increase in certificates of deposit	16,221,350	14,178,184	7,045,739
Net increase in short-term borrowings	3,383,548	1,157,368	2,263,925
Issuance of long-term debt	13,500,000	33,736,000	23,000,000
Repayment of long-term debt	(7,242,858)	(31,592,858)	(17,917,857)
Compensation associated with issuance of stock options	42,301	21,739	—
Issuance of common stock	769,941	302,800	889,260
Sale of treasury stock	—	1,923,601	786,705
Purchase of treasury stock	—	(54,900)	—
Cash in lieu of fractional shares on stock dividend	—	(1,931)	—
Net Cash Provided By Financing Activities	59,032,155	22,128,011	61,276,782

Net Increase (Decrease) in Cash and Cash Equivalents	122,270	(23,465,872)	23,298,439

Cash and Cash Equivalents at Beginning of Year	7,390,825	30,856,697	7,558,258

Cash and Cash Equivalents at End of Year	$7,513,095	$7,390,825	$30,856,697

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank (the “Bank”) and Appalachian Information Management, Inc. (“AIM”). AIM was formed as a wholly-owned subsidiary of the Bank. AIM provided in-house data services to the Bank and offered data processing services to other institutions (see Note 2). In August 2002, management decided to discontinue operations of AIM, which operations ceased on November 12, 2002. Accordingly, the Bank entered into a data processing agreement with Fiserv Solutions, Inc., whereby the Bank outsourced those data services previously provided in-house by AIM. AIM has ceased offering data processing services to other institutions; however, the Bank continues to provide limited, administrative services, formerly provided by AIM, to another bank on a subcontract basis. The discontinuance of AIM’s operations has not had a material effect on the Company’s operations or financial condition. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

The Company operates predominantly in the domestic commercial banking industry. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States and to general practice within the banking industry. The following summarizes the most significant of these policies.

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

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

Securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders’ equity.

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

Allowance for Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively and reserves are established based on historical loss experience.

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

Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2004, 2003 and 2002.

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

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

Advertising Costs

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $782,000, $516,000 and $567,000, respectively.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiaries.

Stock-Based Compensation

At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in Note 18. Prior to 2003, the Company accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings for the year ended December 31, 2002, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

	Years Ended December 31,
	2004	2003	2002

Net Income, as reported	$4,047,014	$3,086,580	$2,668,008

Add: Stock-based compensation expense
included in net income, net of related taxes	42,301	21,739	—
Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards,
net of related taxes	(60,293)	(63,350)	(106,367)

Pro Forma Net Income	$4,029,022	$3,044,969	$2,561,641

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

	Years Ended December 31,
	2004	2003	2002
Basic Earnings per Common Share
As reported	$1.09	$0.86	$0.81
Pro Forma	1.08	0.84	0.78

Diluted Earnings per Common Share
As reported	1.04	0.81	0.76
Pro Forma	1.04	0.80	0.73

Weighted average fair value of options granted during the year	3.79	4.20	—

Assumptions:
Average risk free interest rate	4.07%	4.95%	—
Average expected volatility	21.30	22.53	—
Expected dividend yield	1.90	1.90	—
Expected life	7.5 years	7.5 years	—

The effects of applying SFAS No. 123 as amended by SFAS No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company’s Board.

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan covering substantially all of its employees. Eligible participating employees may elect to contribute tax-deferred contributions. Company contributions to the plan are determined by the board of directors.

Intangibles

Intangibles consist primarily of goodwill, debt issuance costs, and noncompete agreements. The goodwill intangible represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which was provided using the straight-line method over the estimated useful life of 20 years, until the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001. Debt issuance costs represent costs incurred in the Trust Preferred transaction which is more fully discussed in Note 12. The noncompete intangible represents an amount paid to a former employee who agreed to certain stipulations concerning future employment spelled out in a noncompete agreement. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of 2 years.

The adoption of new accounting standards effective January 1, 2002 mandates the discontinuance of periodic amortization and requires the Company to measure the recorded goodwill for impairment as of January 1, 2002, and at least annually thereafter. The initial assessment of the Company’s intangible asset (Goodwill) as of January 1, 2002, and the annual assessments as of December 31, 2004 and 2003, indicate that no impairment of values existed at those dates.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. See Note 16 for a further discussion of these financial instruments.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $24 million and a line of credit with the Federal Home Loan Bank (the “FHLB”) of up to approximately $70,040,000 of which approximately $29,000,000 is available and unused, subject to proper collateralization.

Segment Information

All of the Company’s offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic consolidated financial statements and related footnotes provide details related to segment reporting.

Reclassifications

Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 presentation.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company’s consolidated operating results or financial position.

In December 2003, the FASB revised previously issued SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company’s consolidated operating results or financial position.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

In December 2003, the FASB revised previously issued Financial Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The reporting and disclosure requirements of this Interpretation are effective for all financial statements of public companies for the first period ending after December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment, and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on its consolidated financial position or results of operations.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the consolidated financial statements.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005.

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

	2004	2003	2002

Weighted average of common shares outstanding	3,724,095	3,609,728	3,277,787
Effect of dilutive options	161,395	199,897	230,232
Weighted average of common shares outstanding effected for dilution	3,885,490	3,809,625	3,508,019

[The remainder of this page intentionally left blank]

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies - Continued

Comprehensive Income

Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders’ equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2004	2003	2002

Unrealized gains (losses) on securities

Unrealized holding gains (losses) arising during period	$(100,579)	$(46,701)	$873,750
Reclassification adjustments for (gains) losses included in net income	22,633	16,978	(285,525)
Net unrealized gains (losses)	(77,946)	(29,723)	588,225
Income tax related to items of other comprehensive income	26,501	10,107	(199,997)

Other comprehensive income (loss)	$(51,445)	$(19,616)	$388,228

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2004.

	Years Ended December 31,
	2004	2003	2002

Cash paid during the year for interest	$7,688,376	$8,562,106	$11,716,178

Cash paid during the year for income taxes	1,690,000	836,039	1,050,345

Non-cash Disclosures:
Loans transferred to foreclose real estate	1,563,178	1,517,302	1,477,804

Net increase (decrease) in unrealized gains and losses on securities available-for-sale	(77,946)	(29,723)	588,225

Proceeds from sales of foreclosed real estate financed through loans	793,442	532,192	294,290

Tax benefit of the exercise of non-qualified options	193,158	204,791	295,898

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 2 - Discontinued Operations

In August 2002, the Company announced its intentions to terminate the operations of its subsidiary, Appalachian Information Management, Inc. (“AIM”). The operations of AIM ceased on November 12, 2002.

Disposition of the assets of the discontinued operations began in September 2002. At December 31, 2004, the remaining assets (primarily fixed assets and prepaid expenses) net of related reserves and other liabilities are included in premises and equipment and other assets in the accompanying consolidated statements of financial condition and continue to be held for productive use.

An impairment loss of approximately $43,000 was recognized by the Company in the year 2002 related to this discontinued function.

In light of the Company discontinuing the operations of AIM, its data processing provider, the Company signed a 5-year contract with Fiserv Solutions, Inc. to provide the Company with data processing services. The contract contains a 3-year renewable option along with a detailed fee schedule for the different services it is likely to perform.

Note 3 - Restrictions On Cash and Due From Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2004 and 2003, the average amount of the required reserves was $623,000 and $302,000, respectively.

Note 4 - Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 2004 and 2003 are presented below.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available-for-Sale

December 31, 2004:
U.S. Government and agency securities	$31,982,618	$45,348	$283,784	$31,744,182
State and municipal securities	13,458,279	819,037	—	14,277,316
Mortgage-backed securities	14,934,714	45,047	52,937	14,926,824
Equity securities	3,706,400	—	—	3,706,400
	$64,082,011	$909,432	$336,721	$64,654,722

December 31, 2003:
U.S. Government and agency securities	$20,273,622	$69,052	$268,234	$20,074,440
State and municipal securities	13,572,237	782,726	—	14,354,963
Mortgage-backed securities	19,137,512	115,141	48,029	19,204,624
Equity securities	1,729,300	—	—	1,729,300
	$54,712,671	$966,919	$316,263	$55,363,327

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 4 - Securities - Continued

At December 31, 2004, the Company’s available-for-sale securities reflected net unrealized gains of $572,711 that resulted in an increase in stockholders’ equity of $377,989 net of deferred tax liability. At December 31, 2003, the Company’s available-for-sale securities reflected net unrealized gains of $650,656, which resulted in an increase in stockholders’ equity of $429,434, net of deferred tax liability.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available-for-Sale

U.S. Government and agency securities	$15,217,628	$133,822	$5,797,158	$149,962	$21,014,786	$283,784

Mortgage-backed securities	10,496,622	52,937	—	—	10,496,622	52,937

	$25,714,250	$186,759	$5,797,158	$149,962	$31,511,408	$336,721

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The losses are in four securities that are insured agencies of the United States Government and the losses can be attributable to changes in interest rates. Because the declines in value are not attributed to credit quality and the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The contractual maturities of securities available-for-sale at December 31, 2004 are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities Available-for-Sale

Due in one year or less	$—	$—
Due after one year through five years	29,536,735	29,319,713
Due after five years through ten years	6,688,875	6,825,309
Due after ten years	24,150,001	24,803,300
Equity securities	3,706,400	3,706,400

	$64,082,011	$64,654,722

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 4 - Securities - Continued

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2004, were as follows:

	2004	2003	2002

Gross realized gains	$—	$24,243	$290,227
Gross realized losses	22,633	41,221	4,702

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $2,670,400 and $1,543,300 at December 31, 2004 and 2003, respectively. In addition to the restricted investment in Federal Home Loan Bank, the Company also had an investment of $850,000 in Federal Home Loan Bank preferred stock in 2004. Equity securities also include an investment in Appalachian Capital Trust I. The amount of investment in the trust amounted to $186,000 at December 31, 2004 and 2003.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to $44,354,611 and $24,912,754 at December 31, 2004 and 2003, respectively.

Note 5 - Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003

Commercial, financial and agricultural	$31,919,880	$34,613,388
Real estate - construction	145,587,858	104,619,438
Real estate - mortgage	173,954,978	166,597,728
Consumer	20,956,568	20,534,760
Other loans	4,932,217	5,941,132
	377,351,501	332,306,446
Allowance for loan losses	(4,348,618)	(3,609,794)

Net loans	$373,002,883	$328,696,652

Total loans which the Company considered to be impaired at December 31, 2004 and 2003 were $1,524,541 and $1,126,727, respectively. All of these loans were on nonaccrual status and had related allowances of $546,016 and $169,009, respectively. Impaired loans consisted primarily of real estate - mortgage loans as of December 31, 2004 and 2003. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was approximately $1,353,000 and $2,248,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period’s net income was approximately $89,000. In the year ended December 31, 2003, the amount was $148,000.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

At December 31, 2004 and 2003, the Company had loans past due 90 days or more and still accruing interest of $34,263 and $520,741, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 5 - Loans - Continued

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to $64,349,607 and $57,189,899 at December 31, 2004 and 2003, respectively.

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002

Balance at beginning of year	$3,609,794	$3,237,898	$2,995,362

Charge-offs	(555,779)	(1,207,788)	(816,701)
Recoveries	59,496	114,684	31,237
Net charge-offs	(496,283)	(1,093,104)	(785,464)

Provision for loan losses	1,235,107	1,465,000	1,028,000

Balance at end of year	$4,348,618	$3,609,794	$3,237,898

Note 7 - Premises and Equipment

Premises and equipment were as follows:

	December 31,
	2004	2003

Land	$3,853,534	$2,080,417
Buildings and improvements	7,060,222	4,778,078
Furniture and equipment	4,083,395	3,514,899
Computer equipment and software	1,429,038	1,305,985
Automobiles	175,971	175,524
Construction in progress	272,637	676,613
	16,874,797	12,531,516
Allowance for depreciation	(3,886,157)	(3,369,864)

	$12,988,640	$9,161,652

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2004, 2003 and 2002 was $866,108, $784,918 and $679,960, respectively.

[The remainder of this page intentionally left blank]

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 8 - Intangibles

Acquired goodwill and other intangible assets as of December 31, 2004 and 2003 are detailed as follows:

Amortizable Intangibles
	Gross	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
As of December 31, 2004:

Debt issuance costs	$170,000	$45,333	$124,667

Total	$170,000	$45,333	$124,667

As of December 31, 2003:

Noncompete agreements	$165,000	$158,125	$6,875
Debt issuance costs	170,000	11,333	158,667

Total	$335,000	$169,458	$165,542

Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2004, 2003 and 2002 was $40,875, $93,831 and $75,627, respectively. Estimated annual amortization expense for the following years ending December 31 is as follows:
	2005	2006	2007	2008	2009

Estimated annual amortization expense	$34,000	$34,000	$34,000	$22,667	$—

Acquired Goodwill:
	2004	2003

Goodwill from bank acquisition	$1,991,891	$1,991,891

[The remainder of this page intentionally left blank]

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 9 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2004 and 2003 were $108,687,921 and $86,556,043, respectively. Time deposits of less than $100,000 totaled $92,340,003 and $98,250,531 at December 31, 2004 and 2003, respectively. Demand deposits reclassified as loan balances as of December 31, 2004 and 2003 amounted to $143,076 and $117,253, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2004, are as follows:

Time
Certificates
of Deposit
Years ending December 31,
2005	$153,951,983
2006	34,371,651
2007	7,011,020
2008	1,616,818
2009	4,076,452

$201,027,924

Note 10 - Short-term Borrowings

Short-term borrowings at December 31, 2004 and 2003 consist of the following:

	2004	2003

Federal funds purchased	$—	$3,000,000
Securities sold under agreements to repurchase	6,263,790	4,085,992
FHLB line of credit	9,205,750	5,000,000

	$15,469,540	$12,085,992

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003

Average balance during the year	$6,093,745	$5,488,443
Average interest rate during the year	1.36%	1.23%
Maximum month-end balance during the year	$13,018,035	$8,211,269

U.S. Agency, municipal and mortgage-backed securities underlying  the agreements at year end:

Carrying value	$5,296,047	$5,887,249
Estimated fair value	5,296,047	5,887,249

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 11 - Long-term Debt

At December 31, 2004 and 2003, the Company had notes payable totaling $31,950,000 and $25,692,858, respectively.

Long-term debt consists of the following at December 31:

	2004	2003

Notes payable on line of credit at FHLB, with varying maturities; from June 2005 through December 2014, interest rate varies from 1.81% to 6.93%, secured by residential mortgages	$31,950,000	$25,692,858

Maturities of long-term debt following December 31, 2004 are as follows:

Years ending December 31,
2005	$4,600,000
2006	2,300,000
2007	3,500,000
2008	6,550,000
2009	5,000,000
Thereafter	10,000,000
$31,950,000

Note 12 - Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating rate cumulative trust preferred securities (the “Trust Preferred Securities”) in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. In accordance with the provisions of FIN 46R, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

Note 13 - Shareholders’ Equity

At December 31, 2004 and 2003, shareholders’ equity of the Company consisted of the following:

Preferred Stock: At December 31, 2004 and 2003, 20,000,000 shares authorized, none issued and none outstanding.

Common Stock: At December 31, 2004, 20,000,000 shares authorized, 3,840,572 shares issued and 3,764,599 outstanding with a par value of $0.01 per share. At December 31, 2003, 20,000,000 shares authorized, 3,734,686 shares issued and 3,658,713 outstanding with a par value of $0.01 per share.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 13 - Shareholders’ Equity - Continued

Paid-in Capital: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs, tax benefits of non-statutory stock options and the capitalization out of retained earnings of stock dividends.

Retained Earnings: Represents the accumulated net earnings of the Company less capitalized stock dividends.

Accumulated Other Comprehensive Income: Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Treasury Stock: Represents 75,973 shares of common stock at December 31, 2004 and 2003, at cost.

In 2004, the Company issued 33,546 shares of stock to its 401(k) Plan for aggregrate proceeds of $503,191. In addition, the effects of the stock-based compensation expense as well as the exercise of 72,340 options during 2004 increased equity by $502,209, including tax benefit.

In 2003, the Company purchased 3,660 shares of its common stock for a cost of $54,900, which were added to treasury stock at cost. The Company also sold 128,240 shares of its treasury stock for $1,923,601. In addition, 82,170 options were exercised for an amount equaling $529,330, including tax benefit. A 10% stock dividend of 332,826 shares was also issued in 2003.

In 2002, the Company issued 12,859 shares of stock (retroactively adjusted for 10% stock dividend in 2003) to its 401(k) Plan for aggregate proceeds of $163,660. The Company also sold 52,447 shares of its treasury stock for aggregate proceeds of $786,705. In addition, 198,880 options (retroactively adjusted for 10% stock dividend in 2003) were exercised for aggregate proceeds of $1,021,498, including tax benefit.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Company’s ratios as of December 31, 2004 and 2003 are disclosed in the regulatory matters note following (see Note 19).

The board of directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank’s regulatory agency if the following conditions are met:

1.	Total classified assets at the most recent examination of the Bank do not exceed 80% of equity capital.

2.	The aggregate amount of dividends declared in the calendar year does not exceed 50% of the prior year’s net income.

3.	The ratio of equity capital to adjusted assets shall not be less than 6%.

As of December 31, 2004, the Bank could declare dividends of approximately $2,355,000 without regulatory consent, subject to the Bank’s compliance with regulatory capital restrictions. It is anticipated that any such dividends would be used for the payment of long-term debt service.

[The remainder of this page intentionally left blank]

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 14 - Other Operating Expenses

Other operating expenses consist of the following:

	2004	2003	2002

Professional fees	$987,499	$948,335	$675,728
Advertising	782,072	516,036	566,684
Data processing	536,713	569,915	83,572
Director and committee fees	426,505	314,500	306,282
Stationery and supplies	367,507	337,712	307,937
Education	262,190	196,231	95,107
Postage	163,254	150,268	163,746
Taxes and licenses	159,515	275,528	157,459
FDIC and state assessments	101,191	178,917	77,503
Correspondent bank charges	91,251	90,461	77,829
Insurance	71,914	185,182	118,670
Dues and subscriptions	58,182	40,403	45,594
Checking account expense	44,924	41,311	60,286
Amortization	40,875	93,833	75,624
Other	906,154	535,624	497,825

Total other operating expenses	$4,999,746	$4,474,256	$3,309,846

Note 15 - Income Taxes

Federal and state income taxes receivable (payable) as of December 31, 2004 and 2003 included in other assets and other liabilities were as follows:

	2004	2003
Current
Federal	$73,358	$151,850
State	59,763	(89,939)

The components of the net deferred income tax asset included in other assets are as follows:

	2004	2003
Deferred tax asset:
Federal	$1,216,681	$984,391
State	110,632	87,399
Total deferred income tax asset	1,327,313	1,071,790
Deferred tax liability:
Federal	(727,825)	(537,179)
State	(65,210)	(48,834)
Total deferred income tax liability	(793,035)	(586,013)
Net deferred tax asset	$534,278	$485,777

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 15 - Income Taxes - Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2004	2003

Net unrealized gains on securities available-for-sale	$(194,722)	$(221,223)
Depreciation	(595,580)	(364,790)
Allowance for loan losses	1,223,341	975,477
Deferred compensation	103,947	68,277
Other	(2,708)	28,036

	$534,278	$485,777

The components of income tax expense (benefit) for the years 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Current
Federal	$1,717,676	$1,150,739	$960,471
State	189,656	122,576	94,469
Deferred
Federal	(18,000)	(19,000)	(45,000)
State	(4,000)	(1,000)	(4,000)

	$1,885,332	$1,253,315	$1,005,940

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 2004, 2003 and 2002 of approximately $(7,695), $(5,773) and $97,079, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%

Effect on rate of:
Tax-exempt securities	(3.7)	(5.4)	(7.3)
Tax-exempt loans	(0.2)	(1.0)	(1.0)
Interest expense disallowance	0.3	0.5	0.9
State income tax, net of federal tax	2.1	1.9	1.6
Other	(0.7)	(1.1)	(0.8)

Effective income tax rate	31.8%	28.9%	27.4%

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 16 - Commitments and Contingencies

In the normal course of business, the Bank offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the Consolidated Financial Statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank uses the same credit policies and underwriting procedures for making off-balance sheet credit commitments and financial guarantees as it does for on-balance sheet extensions of credit. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Bank’s allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Bank’s customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Bank agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2004 and 2003, the Bank has issued standby letters of credit of approximately $1,403,000 and $1,111,000. The Bank records the contract amount of the letters of credit as an asset and records a corresponding liability in the same amount until the letters of credit are exercised. Upon exercise, the amount is recorded as a loan.

Loan Commitments: As of December 31, 2004 and 2003, the Bank had commitments outstanding to extend credit totaling approximately $59,005,000 and $43,436,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Bank is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

Contract: On November 10, 2004, the Company’s wholly owned subsidiary, Appalachian Community Bank, entered into an agreement for construction of the Bank’s new operations building in Ellijay, Georgia. The total cost of the construction of the building is expected to be approximately $2,715,000. The building is expected to be completed in December 2005.

Note 17 - Concentrations of Credit

All of the Bank’s loans, commitments and standby letters of credit have been granted to customers in the Bank’s market area. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 6. The commitments to extend credit relate primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Bank maintains its cash accounts at various commercial banks in Georgia. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $556,213 and $397,576 at December 31, 2004 and 2003, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 18 - Stock Option Plans

The Company has adopted its 1997 Employee Stock Incentive Plan and its 1997 Directors’ Non-qualified Stock Option Plan and the 2003 Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees to purchase shares of the Company’s $0.01 par value common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements.

The following sets forth certain information regarding stock options for the years ended December 31, 2004, 2003 and 2002. Stock option shares and prices have been adjusted to reflect the effects of the 10% stock dividend in 2003.

Fixed Options

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	433,140	$5.65	502,810	$5.11	702,790	$4.71
Granted	5,000	15.00	18,000	13.92	—	—
Exercised	(72,340)	3.68	(82,170)	3.69	(198,880)	3.65
Forfeited	(5,500)	12.73	(5,500)	13.64	(1,100)	13.64

Outstanding at end of year	360,300	6.07	433,140	5.65	502,810	5.11

Exercisable at end of year	325,660	5.29	362,780	4.57	417,230	4.18

Weighted average fair value of options granted	$3.79		$4.20		$—

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Outstanding	Expiration	Options
	Number	Date	Exercisable

09/09/04 Options with an Exercise Price of $15.00	5,000	09/09/14	5,000
10/07/03 Options with an Exercise Price of $15.00	2,500	10/07/03	500
07/01/03 Options with an Exercise Price of $15.00	10,000	07/01/13	2,000
01/16/03 Options with an Exercise Price of $12.73	5,500	01/16/13	1,100
07/10/01 Options with an Exercise Price of $12.73	49,500	07/10/11	29,700
06/30/00 Options with an Exercise Price of $13.64	2,200	06/30/10	1,760
06/22/99 Options with an Exercise Price of $5.45	85,660	06/22/09	85,660
06/01/97 Options with an Exercise Price of $3.64	199,940	06/01/07	199,940

Total Options Issued	360,300		325,660

The Company’s options outstanding have a weighted average contractual life of 3.89 years.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 19 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To become well capitalized the Company the Bank must maintain minimum Total Capital, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the table below.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:

Total Capital
Consolidated	$44,062	11.45%	$30,788	8.00%	N/A	N/A
Appalachian Community Bank	41,586	10.82	30,752	8.00	$38,440	10.00%
Tier 1 Capital
Consolidated	39,713	10.32	15,394	4.00	N/A	N/A
Appalachian Community Bank	37,237	9.69	15,376	4.00	23,064	6.00
Tier 1 Leverage
Consolidated	39,713	8.53	18,618	4.00	N/A	N/A
Appalachian Community Bank	37,237	8.01	18,597	4.00	23,246	5.00

As of December 31, 2003:

Total Capital
Consolidated	$38,291	11.55%	$26,531	8.00%	N/A	N/A
Appalachian Community Bank	36,130	10.91	26,491	8.00	$33,114	10.00%
Tier 1 Capital
Consolidated	34,681	10.46	13,266	4.00	N/A	N/A
Appalachian Community Bank	32,520	9.82	13,246	4.00	19,869	6.00
Tier 1 Leverage
Consolidated	34,681	8.58	16,167	4.00	N/A	N/A
Appalachian Community Bank	32,520	8.30	15,663	4.00	19,579	5.00

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 20 - Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; that is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company’s contribution to the plan is determined by its board of directors. The Company made discretionary cash contributions to the plan of approximately $313,200 in 2004, $300,238 in 2003 and $215,353 in 2002.

The Company also has a non-qualified deferred compensation plan covering certain employees and directors. Certain directors have a non-qualified director fee deferral plan.

The following table summarizes the benefit obligation, and expense of the plans:

	2004	2003	2002

Change in Benefit Obligation:
Benefit obligation at beginning of year	$191,088	$157,757	$145,392
Service cost	62,155	—	—
Interest cost	13,898	11,731	11,173
Participant contributions	21,600	21,600	21,600
Benefits paid	—	—	(20,408)

Benefit obligation at end of year	$288,741	$191,088	$157,757

The Company also has purchased single premium life insurance policies on certain directors and employees of the bank. The Company is the owner of the policies and the related cash surrender values thereon. The difference in the face value and the cash surrender value of the policies is payable to the employees’ designated beneficiary. Policies with an aggregate cost of $5,000,000 were purchased in 2004. There were no policies purchased in 2003. The cash surrender values recorded as an asset of the Bank at December 31, 2004 and 2003 amounted to $7,833,450 and $2,592,416, respectively.

Note 21 - Leases

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2004, 2003 and 2002, rental expense for operating leases was approximately $90,248, $81,500 and $68,412, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 2004, are as follows:

Years Ending December 31,
2005	$47,685
2006	36,385
2007	35,998
2008	35,074
2009	35,763
Thereafter	819,263

Total minimum lease payments	$1,010,168

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 22 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 2004 and 2003. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

	2004	2003

Balance at Beginning of Year	$7,988,488	$7,821,358
New loans	11,237,794	1,273,989
Repayments	(5,754,205)	(238,937)
Participations sold	(2,234,343)	(1,011,183)
Change in related parties	—	143,261

Balance at End of Year	$11,237,734	$7,988,488

Deposits: Deposits held from related parties were $3,117,444 and $2,224,390 at December 31, 2004 and 2003, respectively.

Lease: The Bank leases a facility from a partnership which includes directors of the Bank. The lease commenced in May 2001 and had an initial term of 24 months. The Bank exercised its option to renew this lease during 2003 for a period of one year for an annual expense of $33,000. The lease expired in May 2004. The Bank continues to lease this property on a month-to-month basis. The Bank is currently subleasing this property to an unrelated party.

Construction contracts: During 2004, the Bank used as a construction contractor, a company owned by one of the directors of the Company. Amounts paid to this construction contractor in 2004 amounted to $309,791. Also in 2004, the Bank committed to projects with this construction contractor for approximately $431,000, to be paid in 2005.

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

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 24 - Fair Value of Financial Instruments - Continued

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

The estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows:
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial Assets
Cash and short-term investments	$7,513	$7,513	$7,391	$7,391
Securities	64,655	64,655	55,363	55,363
Loans	377,352	377,116	332,306	332,859
Accrued interest receivable	2,902	2,902	2,290	2,290

Total Financial Assets	$452,422	$452,186	$397,350	$397,903

Financial Liabilities
Deposits	$381,498	$367,583	$332,919	$324,654
Short-term borrowings	15,470	15,470	12,086	12,086
Accrued interest payable	540	540	671	671
Long-term debt	38,136	38,048	31,879	34,022

Total Financial Liabilities	$435,644	$421,641	$377,555	$371,433

Unrecognized financial instruments
Commitments to extend credit	$59,005	$236	$43,436	$326
Standby letters of credit	1,403	6	1,111	8

Total Unrecognized Financial
Instruments	$60,408	$242	$44,547	$334

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 25 - Condensed Parent Information

Statements of Financial Condition

	December 31,
	2004	2003
Assets
Cash and due from banks	$2,150,693	$1,146,218
Investment in subsidiaries (equity method) eliminated upon consolidation	39,607,384	34,948,116
Securities available-for-sale	186,000	186,000
Other assets	498,721	1,127,252

Total Assets	$42,442,798	$37,407,586

Liabilities and Shareholders’ Equity
Subordinated long-term capital notes	$6,186,000	$6,186,000
Other liabilities	173,476	139,233
Total Liabilities	6,359,476	6,325,233

Total Shareholders’ Equity	36,083,322	31,082,353

Total Liabilities and Shareholders’ Equity	$42,442,798	$37,407,586

Statements of Income

	Years ended December 31,
	2004	2003	2002
Income
Interest	$—	$—	$—
Dividends from subsidiaries - eliminated upon consolidation	—	—	—
Other income	9,638	—	—
	9,638	—	—

Expenses
Interest	283,600	201,454	205,218
Other expenses	755,571	729,245	496,725
	1,039,171	930,699	701,943

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,029,533)	(930,699)	(701,943)
Income tax benefits	365,835	378,685	257,277

Loss before equity in undistributed earnings of subsidiaries	(663,698)	(552,014)	(444,666)

Equity in undistributed earnings of subsidiaries	4,710,712	3,638,594	3,112,674

Net Income	$4,047,014	$3,086,580	$2,668,008

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 25 - Condensed Parent Information - Continued

Statements of Cash Flow

	Years ended December 31,
	2004	2003	2002
Operating Activities
Net Income	$4,047,014	$3,086,580	$2,668,008
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(4,710,712)	(3,638,594)	(3,112,674)
Increase (decrease) in accrued interest payable	(36,938)	85,200	—
Other	892,869	(483,620)	(272,079)
Net Cash Provided by (Used In)
Operating Activities	192,233	(950,434)	(716,745)

Investing Activities
Investment in preferred securities trust	—	(186,000)	—
Capital injection in subsidiaries	—	(1,500,000)	(1,150,000)
Net Cash Used In Investing Activities	—	(1,686,000)	(1,150,000)

Financing Activities
Proceeds from issuance of subordinated long-term capital notes	—	6,186,000	—
Repayment of long-term debt	—	(4,600,000)	—
Proceeds from issuance of common stock	769,941	302,800	889,260
Purchases of treasury stock	—	(54,900)	—
Compensation associated with issuance of options	42,301	21,739	—
Proceeds from issuance of treasury stock	—	1,923,601	—
Cash paid in lieu of fractional shares on stock dividend	—	(1,931)	786,705
Net Cash Provided By Financing Activities	812,242	3,777,309	1,675,965

Net Increase (Decrease) in Cash and Cash Equivalents	1,004,475	1,140,875	(190,780)

Cash and Cash Equivalents at Beginning of Year	1,146,218	5,343	196,123

Cash and Cash Equivalents at End of Year	$2,150,693	$1,146,218	$5,343

Cash paid during the year for: Interest	$320,538	$116,254	$205,218
-

[The remainder of this page intentionally left blank]

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Note 26 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters of each of the years ended December 31, 2004, 2003 and 2002 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands except per share data)
2004:
Total interest income	$6,026	$6,260	$6,536	$6,914	$25,736
Total interest expense	1,739	1,793	1,927	2,099	7,558
Provision for loan losses	360	291	274	310	1,235
Net interest income after provision for loan losses	3,927	4,176	4,335	4,505	16,943
Securities gains (losses)	—	(23)	—	—	(23)
Total noninterest income	675	706	726	745	2,852
Total noninterest expense	3,279	3,437	3,508	3,616	13,840
Income tax expense	427	442	485	531	1,885
Net income	896	980	1,068	1,103	4,047

Per Common Share:
Basic earnings	0.24	0.26	0.29	0.30	1.09
Diluted earnings	0.23	0.25	0.27	0.29	1.04

2003:
Total interest income	$5,727	$5,764	$5,727	$5,872	$23,090
Total interest expense	2,416	2,234	1,897	1,710	8,257
Provision for loan losses	360	360	385	360	1,465
Net interest income after provision for loan losses	2,951	3,170	3,445	3,802	13,368
Securities gains (losses)	(17)	—	—	—	(17)
Total noninterest income	639	733	723	625	2,720
Total noninterest expense	2,690	2,966	3,006	3,069	11,731
Income tax expense	256	291	365	341	1,253
Net income	627	646	797	1,017	3,087

Per Common Share:
Basic earnings	0.18	0.18	0.22	0.28	0.86
Diluted earnings	0.17	0.17	0.21	0.26	0.81

2002:
Total interest income	$5,455	$5,614	$5,883	$5,940	$22,892
Total interest expense	2,890	2,825	2,827	2,883	11,425
Provision for loan losses	146	216	306	360	1,028
Net interest income after provision for loan losses	2,419	2,573	2,750	2,697	10,439
Securities gains (losses)	20	7	1	258	286
Total noninterest income	602	721	881	447	2,651
Total noninterest expense	2,095	2,594	2,605	2,408	9,702
Income tax expense	295	245	351	115	1,006
Net income	651	462	676	879	2,668

Per Common Share:
Basic earnings	0.20	0.14	0.21	0.26	0.81
Diluted earnings	0.18	0.13	0.19	0.26	0.76

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Proxy Statement (the “2005 Proxy Statement”) relating to the Company’s 2005 annual meeting of shareholders is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company’s chief executive officer and senior financial officers, a copy of which is filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the heading “Ownership of Common Stock” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Related Party Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Condition as of December 31, 2004 and 2003
		Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
		Notes to Consolidated Financial Statements
		Quarterly Results (Unaudited)

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The following exhibits are filed or incorporated by reference as part of this Report:

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference). (With regard to applicable cross references in this Annual Report on Form 10-K, the Company’s Current, Quarterly, and Annual Reports, unless otherwise noted, are filed with the Commission under File No. 001-15571 and incorporated herein by reference).

3.2
Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003, previously filed with the Commission and incorporated herein by reference).

10.1
1997 Directors’ Non-Qualified Stock Option Plan (included as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 000-21383) and incorporated herein by reference).*

10.2
1997 Employee Incentive Stock Incentive Plan (included as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 000-21383) and incorporated herein by reference).*

10.3
Adoption Agreement for the Appalachian Bancshares, Inc. Employees’ Savings & Profit Sharing Plan (the “Plan”) (filed as Exhibit 10.1 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.4
Pentegra Services, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document, and the following related documents: Trust Agreement by and between Appalachian Bancshares, Inc. and the Bank of New York; Custody Agreement by and between Tracy R. Newton, Kent W. Sanford and Joseph Hensley, as Trustee on behalf of the Appalachian Bancshares, Inc. Employees' Savings & Profit Sharing Plan, and the Bank of New York (with Letter Notification to the Bank of New York providing an updated list of members of the Administrative Committee); and the Internal Revenue Service Favorable Approval Letter of the Pentegra Services, Inc. Prototype Non-Standardized Profit Sharing Plan (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.5
Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997 (File No. 000-21383) and incorporated herein by reference).

10.6
Loan and Stock Pledge Agreement, dated as of April 3, 2002, between the Company and Crescent Bank and Trust Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference).

10.7
Promissory Note, dated April 3, 2002, issued by the Company to Crescent Bank and Trust Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference).

10.8
Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference).

10.9	2003 Stock Option Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).*
10.10	Form of Stock Option Agreement (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*
10.11
Form of Change in Control Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit
10.12
Form of Salary Continuation Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.13
Form of Salary Continuation Agreement for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

11	Statement re: Computation of Per Share Earnings
12	Statement re: Computation of Ratios
14
Code of Ethics for CEO and Senior Financial Officers (included as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant
23	Consent of Schauer, Taylor, Cox, Vise & Morgan, P.C.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2005.

APPALACHIAN BANCSHARES, INC.

By: /s/ Tracy R. Newton
Tracy R. Newton
President and Chief Executive Officer

By: /s/ Darren M. Cantlay
Darren M. Cantlay
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tracy R. Newton	Date: March 29, 2005
Tracy R. Newton, President, Chief
Executive Officer and Director

/s/ Alan S. Dover	Date: March 29, 2005
Alan S. Dover, Director

/s/ Charles A. Edmondson	Date: March 29, 2005
Charles A. Edmondson, Director

/s/ Roger E. Futch	Date: March 29, 2005
Roger E. Futch, Director

/s/ Joseph C. Hensley	Date: March 29, 2005
Joseph C. Hensley, Director

/s/ Frank E. Jones	Date: March 29, 2005
Frank E. Jones, Director

/s/ J. Ronald Knight	Date: March 29, 2005
J. Ronald Knight, Director

/s/ P. Joe Sisson	Date: March 29, 2005
P. Joe Sisson, Director

/s/ Kenneth D. Warren	Date: March 29, 2005
Kenneth D. Warren, Director

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):

Exhibit Number	Description of Exhibit

11	Statement re: Computation of Per Share Earnings

12	Statement re: Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Schauer, Taylor, Cox, Vise & Morgan, P.C.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.