Form 10-Q
period 2005-03-31
APPALACHIAN BANCSHARES INC
filed 2005-05-12
CIK 1019883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 000-21383

APPALACHIAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(IRS Employer Identification No.)

829 Industrial Boulevard
Ellijay, Georgia 30540
(Address of principal executive office)

(706) 276-8000
(Issuer’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act - Rule
12b-2).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	Outstanding at May 1, 2005; 3,848,199 Shares

Form 10-Q

APPALACHIAN BANCSHARES, INC.
March 31, 2005

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2005 (Unaudited) and December 31, 2004

	March 31, 2005 (Unaudited)	December 31, 2004
Assets

Cash and due from banks	$10,754,382	$4,953,563
Interest-bearing deposits with other banks	7,126,579	403,532
Federal funds sold	2,407,000	2,156,000
Cash and Cash Equivalents	20,287,961	7,513,095

Securities available-for-sale	64,089,558	64,654,722

Loans, net of unearned income	388,424,316	377,351,501
Allowance for loan losses	(4,466,779)	(4,348,618)
Net Loans	383,957,537	$373,002,883

Premises and equipment, net	13,217,612	12,988,640
Accrued interest	2,834,086	2,901,737
Cash surrender value on life insurance	7,900,781	7,833,450
Intangibles, net	2,108,058	2,116,558
Other assets	1,582,541	1,800,043
Total Assets	$495,978,134	$472,811,128

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$36,358,742	$32,896,346
Interest-bearing deposits	358,205,045	348,601,825
Total Deposits	394,563,787	381,498,171

Short-term borrowings	24,528,124	15,469,540
Accrued interest	594,923	540,217
Long-term debt	31,400,000	31,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	1,583,662	1,083,878
Total Liabilities	458,856,496	436,727,806

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share, 20,000,000 shares
authorized, 3,924,172 shares issued at March 31, 2005,
and 3,840,572 shares issued at December 31, 2004	39,242	38,406
Paid-in capital	24,417,969	23,731,549
Retained earnings	13,600,499	12,635,174
Accumulated other comprehensive income (loss): net unrealized holding gains on securities available-for-sale, net of deferred
income tax	(236,276)	377,989
Treasury stock, at cost (75,973 shares at March 31, 2005 and
at December 31, 2004)	(699,796)	(699,796)
Total Shareholders’ Equity	37,121,638	36,083,322

Total Liabilities and Shareholders’ Equity	$495,978,134	$472,811,128

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Interest Income
Interest and fees on loans	$6,633,431	$5,505,051
Interest on investment securities:
Taxable securities	424,387	354,435
Nontaxable securities	162,483	162,390
Interest on deposits with other banks	1,716	395
Interest on federal funds sold	11,426	3,390
Total Interest Income	7,233,443	6,025,661

Interest Expense
Interest on deposits	1,919,524	1,452,603
Interest on short-term borrowings	49,753	16,768
Interest expense on long-term debt	273,164	206,123
Interest on subordinated long-term capital notes	90,000	63,900
Total Interest Expense	2,332,441	1,739,394

Net Interest Income	4,901,002	4,286,267
Provision for loan losses	437,000	360,000

Net Interest Income After Provision for Loan Losses	4,464,002	3,926,267

Noninterest Income
Customer service fees	307,273	283,218
Insurance commissions	14,075	8,965
Mortgage origination fees	214,660	220,369
Investment securities gains (losses)	--	--
Other operating income	210,166	162,837
Total Noninterest Income	746,174	675,389

Noninterest Expenses
Salaries and employee benefits	1,943,987	1,567,020
Occupancy, furniture and equipment expense	522,224	443,518
Other operating expenses	1,367,029	1,267,965
Total Noninterest Expenses	3,833,240	3,278,503

Income before income taxes	1,376,936	1,323,153
Income tax expense	411,611	426,700

Net Income	$965,325	$896,453

Earnings per Common Share	$0.26	$0.24
Basic	0.25	0.23
Diluted

Cash Dividends Declared per Common Share	0.00	0.00

Weighted Average Shares Outstanding
Basic	3,778,801	3,689,545
Diluted	3,929,673	3,862,309

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004

Net Income	$965,325	$896,453

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (loss) arising during the period	(930,705)	767,022
Reclassification adjustments for (gains) losses included
in net income	--	--
Net unrealized gains (losses)	(930,705)	767,022
Income tax benefit (expense) related to items
of other comprehensive income	316,440	(260,787)
Other comprehensive income (loss)	(614,265)	506,235

Comprehensive Income	$351,060	$1,402,688

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Operating Activities
Net Income	$965,325	$896,453
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization, and accretion, net	259,060	245,938
Provision for loan losses	437,000	360,000
Loss on disposition of other real estate	82,691	56,479
(Increase) in cash surrender value on life insurance	(67,331)	(27,293)
(Increase) decrease in accrued interest receivable	67,651	(135,767)
Increase (decrease) in accrued interest payable	54,706	(92,843)
Other, net	716,422	(831,058)
Net Cash Provided by Operating Activities	2,515,524	471,909

Investing Activities
Purchase of securities available-for-sale, net	(381,078)	(598,203)
Net (increase) in loans to customers	(11,205,971)	(11,342,915)
Capital expenditures, net	(527,219)	(1,230,018)
Proceeds from disposition of foreclosed real estate	112,154	485,240
Net Cash Used in Investing Activities	(12,002,114)	(12,685,896)

Financing Activities
Net increase in demand deposits, NOW accounts,
and savings accounts	6,675,977	17,717,557
Net increase in certificates of deposit	6,389,639	4,842,800
Net increase (decrease) in short-term borrowings	9,058,584	(3,403,893)
Repayment of long-term debt	(550,000)	(650,000)
Issuance of common stock	683,000	265,017
Compensation associated with issuance of stock options	4,256	7,373
Net Cash Provided By Financing Activities	22,261,456	18,778,854

Net Increase in Cash and Cash Equivalents	12,774,866	6,564,867

Cash and Cash Equivalents at Beginning of Period	7,513,095	7,390,825

Cash and Cash Equivalents at End of Period	$20,287,961	$13,955,692

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$2,277,735	$1,832,237
Income taxes	--	--

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly owned subsidiary, Appalachian Community Bank (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated statement of financial condition at December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements for the year ended December 31, 2004, and footnotes thereto, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 29, 2005.

Note B - Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

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

Note C - Income Taxes

The effective tax rates of approximately 29.9% and 32.2% for the three months ended March 31, 2005 and 2004, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.

Note D - Investment Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires that all investments in debt securities be classified as either “held-to-maturity” securities, which are reported at amortized cost; “trading” securities, which are reported at fair value, with unrealized gains and losses included in earnings; or “available-for-sale” securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity (net of deferred tax effect).

At March 31, 2005, the Company had net unrealized losses of $357,993 in available-for-sale securities, which are reflected in the presented assets and resulted in a decrease in shareholders’ equity of $236,276, net of deferred tax benefit. There were no trading securities. The net decrease in shareholders’ equity, as a result of the SFAS No. 115 adjustment from December 31, 2004 to March 31, 2005, was $614,265.

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

Note D - Investment Securities - Continued

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005 and at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Securities Available-	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
for-Sale as of:	Value	Losses	Value	Losses	Value	Losses

March 31, 2005
U.S. Government and
agency securities	$23,562,256	$473,529	$7,622,642	$320,748	$31,184,898	$794,277
Mortgage-backed
securities	11,445,001	185,102	--	--	11,445,001	185,102
State and Municipal
Securities	535,126	1,902	--	--	535,126	1,902

	$35,542,383	$660,533	$7,622,642	$320,748	$43,165,025	$981,281

December 31, 2004
U.S. Government and
agency securities	$15,217,628	$133,822	$5,797,158	$149,962	$21,014,786	$283,784
Mortgage-backed
securities	10,496,622	52,937	--	--	10,496,622	52,937

	$25,714,250	$186,759	$5,797,158	$149,962	$31,511,408	$336,721

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2005, there were five securities that have been in a continuous unrealized loss position for twelve months or more, and at December 31, 2004, there were four such securities, all of which are securities issued by insured agencies of the United States Government. Because the declines in value of these securities are attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Note E - Segment Information

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

Note F - Intangibles

Amortizable intangible assets and acquired goodwill as of March 31, 2005, and December 31, 2004, are detailed as follows:

Amortizable Intangibles

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
As of March 31, 2005:

Debt issuance costs	$170,000	$53,833	$116,167

Total	$170,000	$53,833	$116,167

As of December 31, 2004:

Debt issuance costs	$170,000	$45,333	$124,667

Total	$170,000	$45,333	$124,667

Aggregate amortization expense for amortizable intangible assets for the three months ended March 31, 2005 and the year ended December 31, 2004 was $8,500 and $40,875, respectively. Aggregate annual amortization expense estimated for each of the years ending December 31, 2005 and 2006 is $34,000.

Acquired Goodwill
	March 31,	December 31,
	2005	2004

Goodwill from bank acquisition	$1,991,891	$1,991,891

Note G - Stock Based Compensation

The Company has long-term incentive stock option plans and an employee stock purchase plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Results of prior years have not been restated. The table set forth below illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards each period.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

Note G - Stock Based Compensation - Continued

The Company has adopted its 1997 Employee Stock Incentive Plan and its 1997 Directors’ Non-qualified Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees to purchase shares of the Company’s common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. On April 1, 2003, the Company approved and adopted the 2003 Stock Option Plan, under which it has granted no options.

The Company has issued incentive stock options to certain key employees, of which options to purchase 124,700 shares of the Company’s common stock are outstanding at March 31, 2005, at exercise prices ranging from $3.64 to $15.00 (the fair market values on the grant dates, adjusted for subsequent stock splits and stock dividends). The majority of these options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company has also issued nonqualified stock options, primarily to directors of the Company, of which 180,000 are outstanding at March 31, 2005, at exercise prices ranging from $3.64 to $5.45 (the fair market value on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company’s actual and pro forma information follows:

	March 31,	March 31,
	2005	2004

Net Income, as Reported	$965,325	$896,453

Add: Stock-based compensation expense
included in net income, net of related taxes	4,256	7,373

Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards, net
of related taxes	(8,588)	(16,808)

Pro Forma Net Income	$960,993	$887,018

Basic Earnings per Common Share:
As reported	$0.26	$0.24
Pro forma	$0.25	$0.24

Diluted Earnings per Common Share:
As reported	$0.25	$0.23
Pro forma	$0.24	$0.23

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

Note H - Post Retirement Plans

The Company has a non-qualified deferred compensation plan covering certain employees and directors. Certain directors have a non-qualified director fee deferral plan.

The following table summarizes the benefit obligation, and expense of the plans:

	Three Months Ended
	March 31,	March 31,
	2005	2004

Service cost	$70,351	$--
Interest cost	10,739	3,475
Participant contributions	5,400	5,400
Net periodic benefit cost	$86,490	$8,875

Note I - Commitments and Contingencies

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Accounting principles generally accepted in the United States of America recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying consolidated financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company’s allowance for loan losses. Management does not anticipate any material losses as a result of these commitments and contingencies.

Following is a discussion of these commitments and contingencies:

Standby Letters of Credit: These are agreements used by the Company’s customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of March 31, 2005 and December 31, 2004, the Company has issued standby letters of credit of approximately $1,264,000 and $1,403,000, respectively. The Company records the contract amount of the letters of credit as an asset and records a corresponding liability in the same amount until the letters of credit are exercised. Upon exercise, the amount exercised is recorded as a loan.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

Note I - Commitments and Contingencies - Continued

Loan Commitments: As of March 31, 2005, and December 31, 2004, the Company had commitments outstanding to extend credit totaling approximately $61,487,000 and $59,005,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims that arise in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, relating to such litigation and claims are not material to the consolidated financial statements.

Note J - Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating-rate, cumulative, trust-preferred securities (the “Trust Preferred Securities”) in a private placement of the Trust Preferred Securities. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust, on a subordinated basis, with respect to the Trust Preferred Securities. In accordance with the provisions of Financial Interpretation No. (“FIN”) 46, the Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Subject to certain limitations, the proceeds of the Trust Preferred Securities qualify as additional Tier 1 capital for the Company.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

Note K - Related Party Transactions

During the quarter ended March 31, 2005, the Bank sold the old Blue Ridge branch building to ETC Communications for approximately $153,000. The Bank incurred a loss on the sale of approximately $63,000. One of the Directors of the Company and the Bank serves as president and chief operations officer of ETC Communications.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain of the statements made in this Quarterly Report on Form 10-Q and in documents incorporated by reference herein, including matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation:

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

This discussion is intended to assist in an understanding of the Company’s consolidated financial condition and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of this Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004, appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

The Company’s operations are conducted through the Bank. Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company’s financial condition and results of operations are discussed in detail below.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

FINANCIAL CONDITION

March 31, 2005 compared to December 31, 2004

Loans

Loans comprised the largest single category of the Company’s earning assets at March 31, 2005. Loans, net of unearned income and allowance for loan losses, were 77.4% of total assets at March 31, 2005. Total net loans were $383,957,537 at March 31, 2005, representing a 2.9% increase from $373,002,883 at December 31, 2004. Loan demand in the local markets has remained strong due to the current interest rate environment, the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

Investment Securities and Other Earning Assets

Investment securities at March 31, 2005 were $64,089,558 compared with $64,654,722 at December 31, 2004, reflecting a 0.9% decrease of $565,164. Federal funds sold were $2,407,000 at March 31, 2005, compared to the December 31, 2004 total of $2,156,000, an 11.6% increase. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. The Bank’s federal funds sold are used as a tool in managing the daily cash needs of the Bank.

Asset Quality

Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 2.10 at December 31, 2004 to 3.07 at March 31, 2005. Total nonperforming assets at March 31, 2005, were $1,456,167, which consisted of: $905,390 in loans secured by real estate; $108,001 in consumer loans; $295,246 in commercial, financial and agricultural loans; $11,946 in other loans; and $135,584 of foreclosed real estate. Nonperforming assets at December 31, 2004 were approximately $2.1 million. The ratio of total nonperforming assets to total assets decreased from 0.44% at December 31, 2004 to 0.29% at March 31, 2005, and the ratio of nonperforming loans to total loans decreased from 0.41% at December 31, 2004 to 0.34% at March 31, 2005. The decrease in nonperforming assets is due to management’s close monitoring of the loan portfolio and active management of past due loans. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

Deposits

Total deposits at March 31, 2005 were $394,563,787, an increase of $13,065,616 over total deposits of $381,498,171 at year-end 2004. Deposits are the Company’s primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $3,462,396, or 10.5%, from year-end 2004 to $36,358,742 at March 31, 2005, and interest-bearing deposits increased $9,603,220, or 2.75%, during the same period to $358,205,045. The Company has focused on increasing its core deposit base and during the first quarter of 2005 the Company recognized the benefits of developing these relationships. The increase in noninterest-bearing deposits has been the result of the Company’s focus on providing excellent customer service to our small business customers and also by the development of relationships with new businesses that have moved into our communities. The increase in our interest-bearing deposits has been the result of offering competitive products to serve our customers as well as the development of relationships with individuals who have relocated to our communities. We are focused on relationship banking.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

Short-term Borrowings

Short-term borrowings at March 31, 2005 and December 31, 2004 consist of the following:

	March 31,	December 31,
	2005	2004

Federal funds purchased	$3,000,000	$--
Securities sold under agreements to repurchase	4,322,374	6,263,790
FHLB line of credit	17,205,750	9,205,750

	$24,528,124	$15,469,540

The outstanding balance of federal funds purchased at March 31, 2005 increased by $3,000,000 from December 31, 2004. At March 31, 2005, the Bank had $28,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $4,322,374 at March 31, 2005, a $1,941,416 decrease from the December 31, 2004 total of $6,263,790. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank’s corporate customers that participate in repurchase agreements.

The Bank also had a short-term line of credit with the Federal Home Loan Bank with a balance of $17,205,750, an increase of $8,000,000 over the December balance of $9,205,750. The short-term line of credit with the Federal Home Loan Bank is in the form of a daily rate credit.

Shareholders’ Equity

Shareholders’ equity increased $1,038,316, from $36,083,322 at December 31, 2004 to $37,121,638 at March 31, 2005. This increase was mainly attributable to net earnings of $965,325, proceeds from the issuance of 33,000 shares of stock to Bank’s 401(k) plan for $495,000, the effects of the stock-based compensation expense and the issuance of stock of $188,000. There was a decrease of $614,265 in the unrealized gains on available for sale securities.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform its primary function as a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

The objective of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, so that the Bank can meet the investment objectives of the Company’s shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $235.4 million, or 60.6%, of the total loan portfolio at March 31, 2005, and investment securities that are estimated to mature in one year or less equaled approximately $2.1 million or 3.2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At March 31, 2005, the Bank had $2,407,000 in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2005, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $28 million. At March 31, 2005, the outstanding balance of the Bank’s federal funds purchased was $3 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

In an effort to maintain and improve the liquidity position of the Bank, management applied for, and obtained, membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank’s credit line stands at $70,850,000 as of March 31, 2005. This line is subject to collateral availability. At March 31, 2005, the outstanding balance of the Bank’s credit line was $48,605,750, of which $17,205,750 is accounted for as a short-term line of credit.

Capital Resources

A strong capital position is vital to the continued profitability of the Company, because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

Trust Preferred Securities. The Company received approval from the Federal Reserve to issue trust-preferred securities. The Company issued $6 million in floating rate securities on August 28, 2003. The issuance of the trust-preferred securities (the “Trust-Preferred Securities”) made the Company “well capitalized” according to regulatory capital guidelines. Certain of the details related to the Trust-Preferred Securities discussed in “Note J - Subordinated Long-term Capital Notes” under Item 1 of Part I, “Notes to Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. The Trust Preferred Securities have a maturity date of August 28, 2033, with quarterly interest payable on the 8th day of each February, May, August and November, at the rate of 3% over the three-month London Interbank Offered Rate, as reported at the end of the preceding calendar quarter. The Company, in addition to the repayment, on September 9, 2003, of its correspondent-bank credit lines, in the amount of $4,009,634, also, on September 29, 2003, contributed $500,000 of the proceeds of the issuance of the Trust-Preferred Securities to the capital of the Bank, retaining the remaining balance thereof, in the amount of $1,490,366, for operating expenses and as a future source of capital for the Bank.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

Capital Standards.  Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to regulatory guidelines mandating minimum “risk-based” and “leverage” capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the statement of financial condition. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company’s Tier 1 capital, which consists of common equity, paid-in capital, proceeds of the Trust Preferred Securities and retained earnings (less intangible assets), amounted to $41.4 million at March 31, 2005. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $45.8 million at March 31, 2005. The Company’s percentage ratios as calculated under regulatory guidelines for risk-weighted assets were 10.4% and 11.6% for Tier 1 Capital and Total Capital, respectively, at September 30, 2004, exceeding the minimum ratios of 4.0% and 8.0%, respectively. Another important indicator of capital adequacy in the banking industry is the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as the ratio which (x) the Company’s Tier 1 Capital bears to (y) the average total consolidated assets minus intangibles. At March 31, 2005, the Company’s Tier 1 leverage ratio was 8.7%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends, during 2004 or 2005, paid by the Bank to the Company or by the Company to its shareholders.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

Summary

Net earnings for the three months ended March 31, 2005 were $965,325, compared to net earnings of $896,453 for the same period in 2004. This 7.7% increase in net earnings is primarily attributable to the interest and fee income generated by an increase in the Bank’s loan portfolio.  Net interest income increased $614,735, or 14.3%, during the first three months of 2005, compared to the same period in 2004; noninterest expenses increased $554,737, or 16.9%, during the same period, while noninterest income increased by $70,785, or 10.5%. Total interest expense increased $593,047, or 34.1%, during the first three months of 2005, compared to the same period in 2004.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income. Revenue from earning assets of the Company during the three months ended March 31, 2005 increased $1,207,782, or 20.0%, from the same period in 2004. Interest expense for the three months ended March 31, 2005 increased $593,047, or 34.1%, compared to the same period in 2004.

Generally, the overall increase in net interest income, for the three months ended March 31, 2005, is the result of management’s close monitoring of the Company’s net interest margin and a continued strong demand for loans. Management is working to maintain the net interest margin by actively managing loan rates and yields and monitoring the cost of funds locally as well as in the alternative markets. Management has focused on loan yields keeping pace with increases in the prime rate. Although the Company’s cost of funds has increased due to market pressure, management is monitoring both sides of the balance sheet.  The continued strong demand for loans also provides the Company with the opportunity to develop business as the communities it serves continue to grow.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $437,000 for the three months ended March 31, 2005, compared to $360,000 for the same period of 2004. Charge-offs exceeded recoveries by $318,839 for the three months ended March 31, 2005. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.15% at March 31, 2005, and at year-end 2004.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was $746,174, compared to $675,389 for the same period in 2004. There was an increase of $24,055 in the collection of service charges on deposit accounts. Other operating income increased by $47,329 for the first three months of 2005, as compared to the same period in 2004. These increases consisted of approximately $43,000 in additional earnings on the cash surrender value of life insurance, as well as increases in various other fees. Due to the drop off in mortgage originations, the Company is looking for other ways to supplement its sources of noninterest income. Additional products and services will be added to supplement our earnings and limit our reliance on market conditions.

Noninterest Expenses

Noninterest expenses increased by $554,737, or 16.9%, for the three months ended March 31, 2005, compared to the same period in 2004, relating, in part to an increase in salaries and employee benefits of $376,967, or 24.1%, for the three months ended March 31, 2005, compared to the same period in 2004. This increase in salaries and employee benefits was due to the Company’s decision to provide annual raises in the first half of the year as well as the adjustment of the bonus accruals for the 2004 year-end based on 2004’s performance. Occupancy, furniture and equipment expense increased by $78,706, compared to the same period in 2004. Other operating expenses increased by $99,064 for the first three months of 2005, as compared to the same period in 2004, due in part to a loss on the sale of fixed assets of approximately $63,000, additional expenses associated with other real estate of approximately $19,000, compliance with the Sarbanes-Oxley Act of 2002, as well as the overall growth of the Company.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes for the three months ended March 31, 2005 was $411,611, a decrease of $15,089, compared to the same period in 2004. The decrease in the provision is associated with the Company’s smaller taxable net earnings for the first three months of 2005 due to changes in the composition of permanent tax differences The effective tax rates were 29.9% and 32.2% for the three months ended March 31, 2005 and 2004, respectively.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires liability treatment for certain financial instruments which had previously been recognized as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003, and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the provisions of this statement did not have a material effect on the Company’s consolidated operating results or financial position.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

In December 2003, the FASB revised previously issued SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of the provisions of this revised statement did not have a material effect on the Company’s consolidated operating results or financial position.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life. The Company does not expect the application of SOP 03-03 to have a material impact on the Company’s consolidated financial position or results of operations.

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

APPALACHIAN BANCSHARES, INC.

March 31, 2005

In March 2004, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after March 31, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25’s Accounting for Stock Issued to Employees intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. On April 21, 2005 the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) so the effective date is delayed to January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006.

On December 16, 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion N. 29. SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have material impact on the financial condition or the results of operations of the Company.

APPALACHIAN BANCSHARES, INC.

March 31, 2005

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, please see the discussion in “Note I - Commitments and Contingencies” under “Notes to Consolidated Financial Statements,” included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2004. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

APPALACHIAN BANCSHARES, INC.

March 31, 2005

The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2004.

Interest Rate Sensitivity Analysis

	0-30	31-90	90-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total

Interest-earning assets (1)
Loans	$142,467	$30,938	$92,802	$104,753	$4,868	$375,828
Securities
Taxable	11,194	2,628	17,760	10,968	7,828	50,378
Tax-exempt	273	306	588	7,805	5,305	14,277
Time deposits in other banks	403	--	--	--	--	403
Federal funds sold	2,156	--	--	--	--	2,156
	156,493	33,872	111,150	123,526	18,001	443,042
Interest-bearing liabilities (2)
Demand deposits (3)	26,932	26,932	26,932	--	--	80,796
Savings deposits (3)	22,259	22,259	22,260	--	--	66,778
Time deposits	20,999	31,783	101,222	47,024	--	201,028
Other short-term borrowings	15,470	--	--	--	--	15,470
Long-term debt	100	450	5,650	15,750	16,186	38,136
	85,760	81,424	156,064	62,774	16,186	402,208

Interest sensitivity gap	$70,733	$(47,552)	$(44,914)	$60,752	$1,815	$40,834
Cumulative interest
sensitivity gap	$70,733	$23,181	$(21,733)	$39,019	$40,834

Ratio of interest-earning assets
to interest-bearing liabilities	1.82	0.42	0.71	1.97	1.11

Cumulative ratio	1.82	1.14	0.93	1.10	1.10

Ratio of cumulative gap to total
interest-earning assets	0.16	0.05	(0.05)	0.09	0.09

(1)	Excludes nonaccrual loans and securities.
(2)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3)	Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

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

March 31, 2005

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

APPALACHIAN BANCSHARES, INC.

March 31, 2005

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

PART II - Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered equity securities of the Company or repurchase any shares of its common stock during the quarter ended March 31, 2005.

Item 6.   Exhibits

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571)).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 in the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571)).

11	Statement re: Computation of Earnings Per Share.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: May 12, 2005	By:	/s/ Tracy R. Newton
Tracy R. Newton President and CEO

Dated: May 12, 2005	By:	/s/ Darren M. Cantlay
Darren M. Cantlay Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571)).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 in the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571)).

11	Statement re: Computation of Earnings Per Share.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.