Form 10-Q
period 2005-06-30
APPALACHIAN BANCSHARES INC
filed 2005-08-12
CIK 1019883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 001-15571
APPALACHIAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification No.)

829 Industrial Boulevard
Ellijay, Georgia 30540
(Address of principal executive offices)

(706) 276-8000
(Registrant’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes        X      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act . Yes _____ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,880,824 shares of common stock, $0.01 par value per share, outstanding as of July 31, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2005 (Unaudited) and December 31, 2004

	June 30, 2005 (Unaudited)	December 31, 2004
Assets

Cash and due from banks	$14,361,360	$4,953,563
Interest-bearing deposits with other banks	4,224,928	403,532
Federal funds sold	767,000	2,156,000
Cash and Cash Equivalents	19,353,288	7,513,095

Securities available-for-sale	64,007,037	64,654,722

Loans, net of unearned income	409,189,884	377,351,501
Allowance for loan losses	(4,936,180)	(4,348,618)
Net Loans	404,253,704	373,002,883

Premises and equipment, net	13,893,795	12,988,640
Accrued interest	3,291,952	2,901,737
Cash surrender value on life insurance	7,971,437	7,833,450
Intangibles, net	2,099,558	2,116,558
Other assets	1,621,344	1,800,043
Total Assets	$516,492,115	$472,811,128

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$45,894,864	$32,896,346
Interest-bearing deposits	378,207,617	348,601,825
Total Deposits	424,102,481	381,498,171

Short-term borrowings	14,272,750	15,469,540
Accrued interest	569,134	540,217
Long-term debt	30,950,000	31,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	1,864,878	1,083,878
Total Liabilities	477,945,243	436,727,806

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share, 20,000,000 shares
authorized, 3,956,797 shares issued at June 30, 2005,
and 3,840,572 shares issued at December 31, 2004	39,568	38,406
Paid-in capital	24,544,059	23,731,549
Retained earnings	14,860,696	12,635,174
Accumulated other comprehensive income (loss): net unrealized holding gains on securities available-for-sale, net of deferred
income tax	(197,655)	377,989
Treasury stock, at cost (75,973 shares at June 30, 2005 and
at December 31, 2004)	(699,796)	(699,796)
Total Shareholders’ Equity	38,546,872	36,083,322

Total Liabilities and Shareholders’ Equity	$516,492,115	$472,811,128

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$7,539,605	$5,776,538	$14,173,036	$11,281,589
Interest on investment securities:
Taxable securities	391,342	316,348	815,729	670,783
Nontaxable securities	163,986	162,576	326,469	324,966
Interest on deposits with other banks	4,743	1,055	6,459	1,450
Interest on federal funds sold	14,670	3,810	26,096	7,200
Total Interest Income	8,114,346	6,260,327	15,347,789	12,285,988

Interest Expense
Interest on deposits	2,237,268	1,470,413	4,156,792	2,923,016
Interest on short-term borrowings	30,036	24,198	79,789	40,966
Interest expense on long-term debt	319,947	234,289	593,111	440,412
Interest on subordinated long-term
capital notes	97,200	64,500	187,200	128,400
Total Interest Expense	2,684,451	1,793,400	5,016,892	3,532,794

Net Interest Income	5,429,895	4,466,927	10,330,897	8,753,194
Provision for loan losses	492,000	291,107	929,000	651,107

Net Interest Income After Provision
for Loan Losses	4,937,895	4,175,820	9,401,897	8,102,087

Noninterest Income
Customer service fees	345,405	292,106	652,678	575,324
Insurance commissions	15,718	17,366	29,793	26,331
Mortgage origination fees	233,429	223,547	448,089	443,916
Investment securities gains (losses)	--	(22,633)	--	(22,633)
Other operating income	189,078	172,525	399,244	335,362
Total Noninterest Income	783,630	682,911	1,529,804	1,358,300

Noninterest Expenses
Salaries and employee benefits	2,034,926	1,675,991	3,978,913	3,243,011
Occupancy, furniture and
equipment expense	518,928	473,988	1,041,152	917,506
Other operating expenses	1,316,642	1,286,948	2,683,671	2,554,913
Total Noninterest Expenses	3,870,496	3,436,927	7,703,736	6,715,430

Income before income taxes	1,851,029	1,421,804	3,227,965	2,744,957
Income tax expense	590,832	442,000	1,002,443	868,700

Net Income	$1,260,197	$979,804	$2,225,522	$1,876,257

Earnings per Common Share
Basic	$0.33	$0.26	$0.58	$0.51
Diluted	0.32	0.25	0.56	0.48

Cash Dividends Declared
per Common Share	0.00	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	3,863,917	3,731,399	3,822,056	3,710,836
Diluted	3,983,717	3,885,700	3,957,089	3,874,363

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$1,260,197	$979,804	$2,225,522	$1,876,257

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	58,517	(1,934,756)	(872,188)	(1,167,736)
Reclassification adjustments for (gains)
losses included in net income	--	22,633	--	22,633
Net unrealized gains (losses)	58,517	(1,912,123)	(872,188)	(1,145,103)
Income tax expense (benefit) related to
items of other comprehensive
income (loss)	(19,896)	650,122	296,544	389,335
Other comprehensive income (loss)	38,621	(1,262,001)	(575,644)	(755,768)

Comprehensive Income (Loss)	$1,298,818	$(282,197)	$1,649,878	$1,120,489

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net Income	$2,225,522	$1,876,257
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization, and accretion, net	549,184	503,975
Provision for loan losses	929,000	651,107
Loss on disposition of other real estate	82,691	183,857
Realized investment security losses	--	22,633
(Increase) in cash surrender value on life insurance	(137,987)	(80,277)
(Increase) in accrued interest receivable	(390,215)	(177,553)
Increase (decrease) in accrued interest payable	28,917	(142,795)
Other, net	937,425	(23,957)
Net Cash Provided by Operating Activities	4,224,537	2,813,247

Investing Activities
Purchase of securities available-for-sale, net	(285,176)	(2,276,808)
Net (increase) in loans to customers	(31,994,110)	(32,455,297)
Capital expenditures, net	(1,438,404)	(3,028,562)
Purchase of insurance contracts	--	(5,000,000)
Proceeds from disposition of foreclosed real estate	112,154	1,056,900
Net Cash Used in Investing Activities	(33,605,536)	(41,703,767)

Financing Activities
Net increase in demand deposits, NOW accounts,
and savings accounts	18,744,053	30,015,865
Net increase in certificates of deposit	23,860,257	1,836,340
Net increase (decrease) in short-term borrowings	(1,196,790)	560,019
Proceeds from long-term debt	2,000,000	25,400,000
Repayment of long-term debt	(3,000,000)	(14,671,429)
Proceeds from issuance of common stock	805,636	405,959
Compensation associated with issuance of stock options	8,036	13,568
Net Cash Provided By Financing Activities	41,221,192	43,560,322

Net Increase in Cash and Cash Equivalents	11,840,193	4,669,802

Cash and Cash Equivalents at Beginning of Period	7,513,095	7,390,825

Cash and Cash Equivalents at End of Period	$19,353,288	$12,060,627

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$4,987,975	$3,675,589
Income taxes	916,528	955,000

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2005

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly owned subsidiary, Appalachian Community Bank (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

June 30, 2005

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

Note C - Income Taxes

The effective tax rates of approximately 31.1% and 31.6% for the six months ended June 30, 2005 and 2004, respectively, and 31.9% and 31.1% for the three months ended June 30, 2005 and 2004, respectively, are less than the applicable statutory rate due primarily to the effects of tax-exempt income and general business credits.

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

At June 30, 2005, the Company had net unrealized losses of $299,478 in available-for-sale securities, which are reflected in the presented assets and resulted in a decrease in shareholders’ equity of $197,655, net of deferred tax benefit. There were no trading securities. The net decrease in shareholders’ equity, as a result of the SFAS No. 115 adjustment from December 31, 2004 to June 30, 2005, was $575,644.

At December 31, 2004, the Company’s available-for-sale securities reflected net unrealized gains of $572,711 that resulted in an increase in stockholders’ equity of $377,989 net of deferred tax liability.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2005

Note D - Investment Securities - Continued

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Securities Available-for-Sale as of:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2005
U.S. Government and agency securities	$17,876,767	$158,535	$12,621,864	$318,396	$30,498,631	$476,931
State and Municipal Securities	310,455	276	--	--	310,455	276
Mortgage-backed securities	6,950,369	49,623	3,399,960	98,018	10,350,329	147,641
Equity securities	364,500	458,270	--	--	364,500	458,270

	$25,502,091	$666,704	$16,021,824	$416,414	$41,523,915	$1,083,118

December 31, 2004
U.S. Government and agency securities	$15,217,628	$133,822	$5,797,158	$149,962	$21,014,786	$283,784
Mortgage-backed securities	10,496,622	52,937	--	--	10,496,622	52,937

	$25,714,250	$186,759	$5,797,158	$149,962	$31,511,408	$336,721

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2005, there were ten securities that have been in a continuous unrealized loss position for twelve months or more, and at December 31, 2004, there were four such securities, all of which are securities issued by insured agencies of the United States Government. Because the declines in value of these securities are attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2005

Note F - Intangibles

Amortizable intangible assets and acquired goodwill as of June 30, 2005, and December 31, 2004, are detailed as follows:

Amortizable Intangibles

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2005:

Debt issuance costs	$170,000	$62,333	$107,667

Total	$170,000	$62,333	$107,667

As of December 31, 2004:

Debt issuance costs	$170,000	$45,333	$124,667

Total	$170,000	$45,333	$124,667

Aggregate amortization expense for amortizable intangible assets for the six months ended June 30, 2005 and the year ended December 31, 2004 was $17,000 and $40,875, respectively. Aggregate annual amortization expense estimated for each of the years ending December 31, 2005 and 2006 is $34,000.

Acquired Goodwill

	June 30,	December 31,
	2005	2004

Goodwill from bank acquisition	$1,991,891	$1,991,891

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

June 30, 2005

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

The Company has issued incentive stock options to certain key employees, of which options to purchase 93,700 shares of the Company’s common stock are outstanding at June 30, 2005, at exercise prices ranging from $3.64 to $16.00 (the fair market values on the grant dates, adjusted for subsequent stock splits and stock dividends). The majority of these options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company has also issued nonqualified stock options, primarily to directors of the Company, of which 174,875 are outstanding at June 30, 2005, at exercise prices ranging from $3.64 to $5.45 (the fair market value on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company’s actual and pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income, as reported	$1,260,197	$979,804	$2,225,522	$1,876,257

Add: Stock-based compensation
expense included in net income,
net of related taxes	3,780	6,195	8,036	13,568

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax	(8,862)	(15,521)	(17,450)	(32,323)

Pro forma net income	$1,255,115	$970,478	$2,216,108	$1,857,502

Basic Earnings per Common Share:
As reported	$0.33	$0.26	$0.58	$0.51
Pro forma	$0.32	$0.26	$0.58	$0.50

Diluted Earnings per Common Share:
As reported	$0.32	$0.25	$0.56	$0.48
Pro forma	$0.32	$0.25	$0.56	$0.48

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2005

Note H - Post Retirement Plans

The Company has a non-qualified deferred compensation plan covering certain employees and directors. Certain directors have a non-qualified director fee deferral plan.

The following table summarizes the benefit obligation, and expense of the plans:

	Six Months Ended
	June 30,	June 30,
	2005	2004
Service cost	$213,431	$--
Interest cost	13,865	6,950
Participant contributions	10,800	10,800
Net periodic benefit cost	$238,096	$17,750

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

Following is a discussion of these commitments and contingencies:

Standby Letters of Credit: These are agreements used by the Company’s customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of June 30, 2005 and December 31, 2004, the Company has issued standby letters of credit of approximately $2,668,000 and $1,403,000, respectively. The Company records a liability for the estimated fair value of standby letters of credit based on the fees charged.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2005

Note I - Commitments and Contingencies - Continued

Loan Commitments: As of June 30, 2005, and December 31, 2004, the Company had commitments outstanding to extend credit totaling approximately $68,051,951 and $59,005,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

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

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain of the statements made in this Quarterly Report on Form 10-Q and in documents incorporated by reference herein, including matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation:

•	increased competition with other financial institutions;
•	lack of sustained economic growth in Georgia, in particular Gilmer, Fannin and Union Counties;
•	rapid fluctuations in interest rates;
•	the inability of the Company or Bank to maintain regulatory capital standards; and
•	changes in the legislative and regulatory environment.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report on Form 10-Q, whether as a result of new information, future events or otherwise.

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

APPALACHIAN BANCSHARES, INC.

June 30, 2005

FINANCIAL CONDITION

June 30, 2005 compared to December 31, 2004

Loans

Loans comprised the largest single category of the Company’s earning assets at June 30, 2005. Loans, net of unearned income and allowance for loan losses, were 78.3% of total assets at June 30, 2005. Total net loans were $404,253,704 at June 30, 2005, representing an 8.4% increase from $373,002,883 at December 31, 2004. Loan demand in the local markets remains strong due to the current interest rate environment, the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

Investment Securities and Other Earning Assets

Investment securities at June 30, 2005 were $64,007,037 compared with $64,654,722 at December 31, 2004, reflecting a 1.0% decrease of $647,685. Federal funds sold were $767,000 at June 30, 2005, compared to the December 31, 2004 total of $2,156,000, a 64.4% decrease. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. The Bank’s federal funds sold are used as a tool in managing the daily cash needs of the Bank.

Asset Quality

Asset quality is measured by three key ratios. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 2.1 at December 31, 2004 to 3.1 at June 30, 2005. Total nonperforming assets at June 30, 2005, were $1,573,602, which consisted of: $1,093,980 in loans secured by real estate; $118,576 in consumer loans; $187,877 in commercial, financial and agricultural loans; $37,585 in other loans; and $135,584 of foreclosed real estate. Nonperforming assets at December 31, 2004 were approximately $2.1 million. The ratio of total nonperforming assets to total assets decreased from 0.44% at December 31, 2004 to 0.30% at June 30, 2005, and the ratio of nonperforming loans to total loans decreased from 0.41% at December 31, 2004 to 0.35% at June 30, 2005. The decrease in nonperforming assets is due to management’s close monitoring of the loan portfolio and active management of past due loans. Management is closely monitoring the loan portfolio to identify any potential loan quality issues.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

The following table sets forth certain information with respect to the Bank’s loans, net of unearned income, and the allowance for loan losses for the six months ended June 30, 2005 and June 30, 2004.

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$4,348	$3,610
Loans charged off:
Commercial, financial, and agricultural	266	27
Real estate - construction	10	1
Real estate - other	24	49
Consumer	69	47
Total loans charged off	369	124

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	5	30
Real estate - construction	--	--
Real estate - other	1	2
Consumer	22	11
Total recoveries on loans previously charged off	28	43

Net loans charged off	341	81

Provision for loan losses	929	651

Allowance for loan losses, at end of period	$4,936	$4,180

Loans, net of unearned income, at end of period	$409,190	$363,881

Average loans, net of unearned income, outstanding at
the end of the period	$391,668	$348,802

Ratios:
Allowance at end of period to loans, net of
unearned income	1.21%	1.15%
Allowance at end of period to average loans, net of
unearned income	1.26	1.20
Net charge-offs to average loans, net of
unearned income	0.09	0.02
Net charge-offs to allowance at end of period	6.91	1.94
Recoveries to prior year charge-offs	5.05	3.56

APPALACHIAN BANCSHARES, INC.

June 30, 2005

The following table presents information concerning outstanding balances of nonperforming assets at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)

Nonaccruing loans	$1,347	$1,524
Loans past due 90 days or more	91	34
Restructured loans	--	--
Total nonperforming loans	1,438	1,558
Nonaccruing securities	--	--
Other real estate	136	516

Total nonperforming assets	$1,574	$2,074

Ratios:
Loan loss allowance to total nonperforming assets	3.14	2.10

Total nonperforming loans to total loans
(net of unearned interest)	0.35%	0.41%

Total nonperforming assets to total assets	0.30%	0.44%

Deposits

Total deposits at June 30, 2005 were $424,102,481, an increase of $42,604,310 over total deposits of $381,498,171 at year-end 2004. Deposits are the Company’s primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $12,998,518, or 39.5%, from year-end 2004 to $45,894,864 at June 30, 2005, and interest-bearing deposits increased $29,605,792, or 8.5%, during the same period to $378,207,617. The Company continues to focus on increasing its core deposit base and during the second quarter of 2005 the Company continues to recognize the benefits of developing these relationships. The increase in noninterest-bearing deposits has been the result of the Company’s focus on providing excellent customer service to our small business customers and also by the development of relationships with new businesses that have moved into our communities. The increase in our interest-bearing deposits has been the result of offering competitive products to serve our customers as well as the development of relationships with individuals who have relocated to our communities. We are focused on relationship banking.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

Short-term Borrowings

Short-term borrowings at June 30, 2005 and December 31, 2004 consist of the following:

	June 30,	December 31,
	2005	2004

Federal funds purchased	$833,000	$--
Securities sold under agreements to repurchase	3,234,000	6,263,790
FHLB line of credit	10,205,750	9,205,750

	$14,272,750	$15,469,540

The outstanding balance of federal funds purchased at June 30, 2005 increased to $833,000 from December 31, 2004. At June 30, 2005, the Bank had $28,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $3,234,000 at June 30, 2005, a $3,029,790 decrease from the December 31, 2004 total of $6,263,790. The total of securities sold under agreements to repurchase is associated with the cash flow needs of the Bank’s corporate customers that participate in repurchase agreements.

The Bank also had a short-term line of credit with the Federal Home Loan Bank with a balance of $10,205,750, an increase of $1,000,000 over the December balance of $9,205,750. The short-term line of credit with the Federal Home Loan Bank is in the form of a daily rate credit.

Shareholders’ Equity

Shareholders’ equity increased $2,463,550, from $36,083,322 at December 31, 2004 to $38,546,872 at June 30, 2005. This increase was mainly attributable to net earnings of $2,225,522, proceeds of $495,000 from the issuance of 33,000 shares of stock to the Bank’s 401(k) plan, the effects of the stock-based compensation expense as well as the exercise of options for $319,000. There was a decrease of $575,644 in the unrealized gains on available for sale securities.

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

APPALACHIAN BANCSHARES, INC.

June 30, 2005

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments or sales of investment securities. Loans that mature in one year or less equaled approximately $250.0 million, or 61.1%, of the total loan portfolio at June 30, 2005, and investment securities that are estimated to mature in one year or less equaled approximately $6.5 million or 1.0% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At June 30, 2005, the Bank had $767,000 in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2005, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $28 million. At June 30, 2005, the outstanding balance of the Bank’s federal funds purchased was $833,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

In an effort to maintain and improve the liquidity position of the Bank, management applied for, and obtained, membership with the Federal Home Loan Bank of Atlanta. As a member of the Federal Home Loan Bank, the Bank is able to improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. The Bank’s credit line stands at $74,340,000 as of June 30, 2005. This line is subject to collateral availability. At June 30, 2005, the outstanding balance of the Bank’s credit line was $41,155,000, of which $10,206,000 is accounted for as a short-term line of credit.

Capital Resources

A strong capital position is vital to the continued profitability of the Company, because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

Trust Preferred Securities. The Company received approval from the Federal Reserve to issue trust-preferred securities. The Company issued $6 million in floating rate securities on August 28, 2003. The issuance of the trust-preferred securities (the “Trust-Preferred Securities”) made the Company “well capitalized” according to regulatory capital guidelines. Certain of the details related to the Trust-Preferred Securities are discussed in “Note J - Subordinated Long-term Capital Notes” under Item 1 of Part I, “Notes to Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. The Trust Preferred Securities have a maturity date of August 28, 2033, with quarterly interest payable on the 8th day of each February, May, August and November, at the rate of 3% over the three-month London Interbank Offered Rate, as reported at the end of the preceding calendar quarter. The Company, in addition to the repayment, on September 9, 2003, of its correspondent-bank credit lines, in the amount of $4,009,634, also, on September 29, 2003, contributed $500,000 of the proceeds of the issuance of the Trust-Preferred Securities to the capital of the Bank, retaining the remaining balance thereof, in the amount of $1,490,366, for operating expenses and as a future source of capital for the Bank.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

Capital Standards.  Regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The Company and the Bank are subject to regulatory guidelines mandating minimum “risk-based” and “leverage” capital requirements. The guidelines take into consideration risk factors associated with various categories of assets, both on and off the statement of financial condition. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company’s Tier 1 capital, which consists of common equity, paid-in capital, proceeds of the Trust Preferred Securities and retained earnings (less intangible assets), amounted to $42.8 million at June 30, 2005. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus the Tier 2 capital components is referred to as Total Capital and was $47.7 million at June 30, 2005. The Company’s percentage ratios as calculated under regulatory guidelines for risk-weighted assets were 10.1% and 11.3% for Tier 1 Capital and Total Capital, respectively, at June 30, 2005, exceeding the minimum ratios of 4.0% and 8.0%, respectively. Another important indicator of capital adequacy in the banking industry is the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as the ratio which (x) the Company’s Tier 1 Capital bears to (y) the average total consolidated assets minus intangibles. At June 30, 2005, the Company’s Tier 1 leverage ratio was 8.6%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends, during 2004 or 2005, paid by the Bank to the Company or by the Company to its shareholders.

Contractual Obligations

As of June 30, 2005, there have been no material changes to the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

RESULTS OF OPERATIONS

Three and six months ended June 30, 2005 and 2004

Summary

Net earnings for the six months ended June 30, 2005 were $2,225,522, compared to net earnings of $1,876,257 for the same period in 2004. This 18.6% increase in net earnings is primarily attributable to the interest and fee income generated by an increase in the Bank’s loan portfolio. Net interest income increased $1,577,703, or 18.0%, during the first six months of 2005, compared to the same period in 2004; noninterest expenses increased $988,306, or 14.7%, during the same period, while noninterest income increased by $171,504, or 12.6%. Total interest expense increased $1,484,098, or 42.0%, during the first six months of 2005, compared to the same period in 2004.

Net earnings for the three months ended June 30, 2005 were $1,260,197, compared to net earnings of $979,804 for the same period in 2004. This 28.6% increase in net earnings is primarily attributable to the interest and fee income generated by an increase in the Bank’s loan portfolio.  Net interest income increased $962,968, or 21.6%, during the three months ended June 30, 2005, compared to the same period in 2004; noninterest expenses increased $433,569, or 12.6%, during the same period, while noninterest income increased by $100,719, or 14.7%. Total interest expense increased $891,051, or 49.7%, during the three months ended June 30, 2005, compared to the same period in 2004.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company’s net income. Revenue from earning assets of the Company during the six months ended June 30, 2005 increased $3,061,801, or 24.9%, from the same period in 2004. Interest expense for the six months ended June 30, 2005 increased $1,484,098, or 42.0%, compared to the same period in 2004. The increase in interest expense is related to the rising rate environment as well as strong competition locally for deposits. We will continue to work on attracting the small business customers that relocate to our area to leverage our cost of funds down. When it makes sense, we will use alternative funding as well to help control our cost of funds in the rate environment we are currently in. We consider the Federal Home Loan Bank, national certificates of deposit and brokered certificates of deposit as alternative funding.

Revenue from earning assets of the Company during the three months ended June 30, 2005 increased $1,854,019, or 29,6%, from the same period in 2004. Interest expense for the three months ended June 30, 2005 increased $891,051, or 49.7%, compared to the same period in 2004.

Generally, the overall increase in net interest income, for the three months and six months ended June 30, 2005, is the result of management’s close monitoring of the Company’s net interest margin and a continued strong demand for loans. Management is working to maintain the net interest margin by actively managing loan rates and yields and monitoring the cost of funds locally as well as in the alternative markets. Management has focused on loan yields keeping pace with increases in the prime rate. Although the Company’s cost of funds has increased due to market pressure, management is monitoring both sides of the balance sheet.  The continued strong demand for loans also provides the Company with the opportunity to develop business as the communities it serves continue to grow.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers appropriate. This level is determined based upon management’s assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $929,000 for the six months ended June 30, 2005, compared to $651,107 for the same period of 2004. Charge-offs exceeded recoveries by $341,438 for the six months ended June 30, 2005. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.21% and 1.15%, at June 30, 2005, and at December 31, 2004, respectively. Management felt it was necessary to increase the loan loss provision due to the increase in loans during the period combined with the rising interest rates and the general turn of the economy. Management believes that the Company has the controls in place to identify potential credit problems and feels that at this time they have all been identified and properly recognized.

For the three months ended June 30, 2005 and 2004, the provision for loan losses was $492,000 and $291,107, respectively. Charge-offs exceeded recoveries by $22,599 for the three months ended June 30, 2005.

Noninterest Income

Noninterest income for the six months ended June 30, 2005 was $1,529,804, compared to $1,358,300 for the same period in 2004, an increase of 12.6%. There was an increase of $77,354 in the collection of service charges on deposit accounts, as well as a decrease in realized losses on securities of $22,633 for the first six months of 2005. Other operating income increased by $63,882 for the first six months of 2005, as compared to the same period in 2004. These increases consisted of approximately $64,000 in additional earnings on the cash surrender value of life insurance, net of fluctuations in various other fees.

Noninterest income increased $100,719 or 14.7%, in the three months ended June 30, 2005, as compared to the same period in 2004. There was an increase of $53,299 in the collection of service charges on deposit accounts, an increase of $9,882 in mortgage origination fees, as well as a decrease in realized losses on securities of $ 22,633 during the quarter ended June 30, 2005. Other operating income increased by $16,553 for the quarter ended June 30, 2005, as compared to the same period in 2004.

Noninterest Expenses

Noninterest expenses increased by $988,306, or 14.7%, for the six months ended June 30, 2005, compared to the same period in 2004, relating, in part, to an increase in salaries and employee benefits of $735,902, or 22.7%. This increase in salaries and employee benefits was due to the Company’s decision to provide annual raises in the first half of the year as well as the addition of several management level employees to provide the infrastructure to support our growth. Additional staffing is required to continue to provide the service level our customers are accustomed to receiving. We continue to attract qualified employees that want to continue the tradition of providing excellent customer service. Occupancy, furniture and equipment expense increased by $123,646, compared to the same period in 2004. Other operating expenses increased by $128,758 for the first six months of 2005, as compared to the same period in 2004, due in part to a loss on the sale of fixed assets of approximately $63,000, additional expenses associated with other real estate of approximately $19,000, costs with respect to complying with the Sarbanes-Oxley Act of 2002 of approximately $11,000, as well as the overall growth of the Company.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

Noninterest expenses increased by $433,569, or 12.6%, for the quarter ended June 30, 2005, as compared to the same period in 2004. Salaries and employee benefits increased by $358,935, or 21.4% for the three months ended June 30, 2005, compared to the same period in 2004. Occupancy, furniture and equipment costs increased by $44,940, and other operating expenses increased by $29,694 for the second quarter of 2005 as compared to the same period in 2004. These increases are consistent with increases discussed for the six months ended June 30, 2005.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes for the six months ended June 30, 2005 was $1,002,443, an increase of $133,743, compared to the same period in 2004. The increase in the provision is associated with the Company’s increase in taxable net earnings for the first six months of 2005. The effective tax rates were 31.1% and 31.6% for the six months ended June 30, 2005 and 2004, respectively.

The provision for income taxes for the quarter ended June 30, 2005 was $590,832 compared to $442,000 for the same quarter in 2004. The effective tax rates were 31.9% and 31.1% for the quarters ended June 30, 2005 and 2004, respectively.

Recently Issued Accounting Standards

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

APPALACHIAN BANCSHARES, INC.

June 30, 2005

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

In March 2004, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after June 30, 2004. The impact on the Company is not material given the declines in mortgage banking volume, but could be in the future. The impact is primarily the timing of when gains should be recognized in the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, there have been no material changes in information that would be provided under this Item 3, from the quantitative and qualitative disclosures about market risk provided in Company's Annual Report on Form 10-K for the year ended December 31, 2004. Consequently, the information provided in this Item 3 is the same as that provided in Items 7 and 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

APPALACHIAN BANCSHARES, INC.

June 30, 2005

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

APPALACHIAN BANCSHARES, INC.

June 30, 2005

The following tables show interest rate sensitivity gaps for these different intervals as of December 31, 2004.

Interest Rate Sensitivity Analysis

	0-30	31-90	91-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total

Interest-earning assets (1)
Loans	$142,467	$30,938	$92,802	$104,753	$4,868	$375,828
Securities
Taxable	11,194	2,628	17,760	10,968	7,828	50,378
Tax-exempt	273	306	588	7,805	5,305	14,277
Time deposits in other banks	403	--	--	--	--	403
Federal funds sold	2,156	--	--	--	--	2,156
	156,493	33,872	111,150	123,526	18,001	443,042
Interest-bearing liabilities (2)
Demand deposits (3)	26,932	26,932	26,932	--	--	80,796
Savings deposits (3)	22,259	22,259	22,260	--	--	66,778
Time deposits	20,999	31,783	101,222	47,024	--	201,028
Other short-term borrowings	15,470	--	--	--	--	15,470
Long-term debt	100	450	5,650	15,750	16,186	38,136
	85,760	81,424	156,064	62,774	16,186	402,208

Interest sensitivity gap	$70,733	$(47,552)	$(44,914)	$60,752	$1,815	$40,834
Cumulative interest
sensitivity gap	$70,733	$23,181	$(21,733)	$39,019	$40,834

Ratio of interest-earning assets
to interest-bearing liabilities	1.82	0.42	0.71	1.97	1.11

Cumulative ratio	1.82	1.14	0.93	1.10	1.10

Ratio of cumulative gap to total
interest-earning assets	0.16	0.05	(0.05)	0.09	0.09

________________

(1)	Excludes nonaccrual loans.
(2)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3)	Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

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

June 30, 2005

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

June 30, 2005

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

PART II - Other Information

Item 4. Submission of Matters to a Vote for Security Holders

The annual meeting of the shareholders of the Company was held on May 10, 2005 (the “Annual Meeting”), for the purposes of electing the Class II directors to the Board of Directors of the Company.

The Company’s bylaws provide that the Board of Directors shall consist of not less than four nor more than twenty-five directors, with the exact number to be fixed by resolution of the Board of Directors from time to time. The Board of Directors has fixed the number of directors at eight. The Company’s Articles of Incorporation provide for a classified Board of Directors, consisting of three classes - Class I, Class II and Class III, with one class elected each year, at the Company’s Annual Meeting to serve a three-year term. The Class II directors were elected at the Annual Meeting. Each of the Class II director nominees served as a Class II director prior to the Annual Meeting.

The following persons were nominated and elected to the Board of Directors as Class II directors, for a term expiring at the 2008 Annual Meeting:

Director	Class	Term Of Office	Number of Votes:
			For	Withheld
Joseph C. Hensley	II	Three Years	2,647,866	6,624
Frank E. Jones	II	Three Years	2,635,348	19,142
J. Ronald Knight	II	Three Years	2,653,999	491

APPALACHIAN BANCSHARES, INC.

June 30, 2005
Item 6. Exhibits

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571))

3.2	Bylaws of the Company, as Restated (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571))

11	Statement Re: Computation of Per Share Earnings

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: August 12, 2005	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Dated: August 12, 2005	/s/ Darren M. Cantlay
Darren M. Cantlay
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571))

3.2	Bylaws of the Company, as Restated (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 (File No. 001-15571))

11	Statement Re: Computation of Per Share Earnings

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.