Form 10-Q
period 2005-09-30
APPALACHIAN BANCSHARES INC
filed 2005-11-10
CIK 1019883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 000-21383

APPALACHIAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification No.)

829 Industrial Boulevard
Ellijay, Georgia 30540
(Address of principal executive offices)

(706) 276-8000
(Registrant’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,145,824 shares of common stock, $0.01 par value per share, outstanding as of November 1, 2005.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (Unaudited) and December 31, 2004

	September 30, 2005 (Unaudited)	December 31, 2004
Assets

Cash and due from banks	$13,531,696	$4,953,563
Interest-bearing deposits with other banks	399,004	403,532
Federal funds sold	13,679,100	2,156,000
Cash and Cash Equivalents	27,609,800	7,513,095

Securities available-for-sale	68,383,426	64,654,722

Loans, net of unearned income	425,283,911	377,351,501
Allowance for loan losses	(5,437,138)	(4,348,618)
Net Loans	419,846,773	373,002,883

Premises and equipment, net	14,511,700	12,988,640
Accrued interest	4,047,862	2,901,737
Cash surrender value on life insurance	8,027,794	7,833,450
Intangibles, net	2,091,058	2,116,558
Other assets	1,819,776	1,800,043
Total Assets	$546,338,189	$472,811,128

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$46,913,313	$32,896,346
Interest-bearing deposits	405,740,917	348,601,825
Total Deposits	452,654,230	381,498,171

Short-term borrowings	13,861,022	15,469,540
Accrued interest	625,768	540,217
Long-term debt	30,400,000	31,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	2,632,276	1,083,878
Total Liabilities	506,359,296	436,727,806

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	–	–
Common stock, par value $0.01 per share, 20,000,000 shares
authorized, 3,956,797 shares issued at September 30, 2005,
and 3,840,572 shares issued at December 31, 2004	39,568	38,406
Paid-in capital	24,556,599	23,731,549
Retained earnings	16,250,434	12,635,174
Accumulated other comprehensive income (loss)	(167,912)	377,989
Treasury stock, at cost (75,973 shares at September 30, 2005 and
at December 31, 2004)	(699,796)	(699,796)
Total Shareholders’ Equity	39,978,893	36,083,322

Total Liabilities and Shareholders’ Equity	$546,338,189	$472,811,128

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$8,538,061	$6,028,139	$22,711,097	$17,309,728
Interest on investment securities:
Taxable securities	533,414	335,412	1,349,143	1,006,195
Nontaxable securities	161,150	162,881	487,619	487,847
Interest on deposits with other banks	6,109	623	12,568	2,073
Interest on federal funds sold	28,868	8,589	54,964	15,789
Total Interest Income	9,267,602	6,535,644	24,615,391	18,821,632

Interest Expense
Interest on deposits	2,751,443	1,585,469	6,908,235	4,508,485
Interest on short-term borrowings	70,117	35,884	149,906	76,850
Interest expense on long-term debt	283,864	235,204	876,975	675,616
Interest on subordinated long-term
capital notes	104,400	70,000	291,600	198,400
Total Interest Expense	3,209,824	1,926,557	8,226,716	5,459,351

Net Interest Income	6,057,778	4,609,087	16,388,675	13,362,281
Provision for loan losses	616,900	274,000	1,545,900	925,107

Net interest income after provision
for loan losses	5,440,878	4,335,087	14,842,775	12,437,174

Noninterest Income
Customer service fees	379,709	312,051	1,032,387	887,375
Insurance commissions	21,104	12,736	50,897	39,067
Mortgage origination fees	242,135	196,357	690,224	640,273
Investment securities gains (losses)	–	–	–	(22,633)
Other operating income	191,285	204,779	590,529	540,141
Total Noninterest Income	834,233	725,923	2,364,037	2,084,223

Noninterest Expenses
Salaries and employee benefits	2,356,019	1,786,710	6,334,932	5,029,721
Occupancy, furniture and
equipment expense	495,026	531,154	1,536,178	1,448,660
Other operating expenses	1,340,495	1,190,044	4,024,166	3,744,957
Total Noninterest Expenses	4,191,540	3,507,908	11,895,276	10,223,338

Income before income taxes	2,083,571	1,553,102	5,311,536	4,298,059
Income tax expense	693,833	485,000	1,696,276	1,353,700

Net Income	$1,389,738	$1,068,102	$3,615,260	$2,944,359

Earnings per Common Share
Basic	$0.36	$0.29	$0.94	$0.79
Diluted	0.35	0.27	0.91	0.76

Cash Dividends Declared
per Common Share	0.00	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	3,880,824	3,736,079	3,841,861	3,719,312
Diluted	3,988,843	3,894,699	3,967,791	3,879,415

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income	$1,389,738	$1,068,102	$3,615,260	$2,944,359

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	45,065	1,336,709	(827,123)	168,973
Reclassification adjustments for (gains)
losses included in net income	–	–	–	22,633
Net unrealized gains (losses)	45,065	1,336,709	(827,123)	191,606
Income tax expense (benefit) related to
items of other comprehensive
income (loss)	(15,322)	(454,481)	281,222	(65,146)
Other comprehensive income (loss)	29,743	882,228	(545,901)	126,460

Comprehensive Income (Loss)	$1,419,481	$1,950,330	$3,069,359	$3,070,819

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net Income	$3,615,260	$2,944,359
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization, and accretion, net	742,824	925,107
Provision for loan losses	1,545,900	774,826
Loss on disposition of other real estate	80,191	180,717
Realized investment security losses	–	22,633
(Increase) in cash surrender value on life insurance	(194,344)	(160,656)
(Increase) in accrued interest receivable	(1,146,125)	(232,131)
Increase (decrease) in accrued interest payable	85,551	(84,463)
Other, net	1,503,992	645,569
Net Cash Provided by Operating Activities	6,233,249	5,015,961

Investing Activities
Purchase of securities available-for-sale, net	(4,602,880)	(783,192)
Net (increase) in loans to customers	(48,641,809)	(38,511,591)
Capital expenditures, net	(2,256,557)	(4,387,419)
Purchase of insurance contracts	–	(5,000,000)
Proceeds from disposition of foreclosed real estate	540,949	739,963
Net Cash Used in Investing Activities	(54,960,297)	(47,942,239)

Financing Activities
Net increase in demand deposits, NOW accounts,
and savings accounts	33,487,226	33,627,223
Net increase in certificates of deposit	37,668,833	4,518,931
Net increase (decrease) in short-term borrowings	(1,608,518)	5,932,043
Proceeds from long-term debt	2,000,000	40,400,000
Repayment of long-term debt	(3,550,000)	(30,721,429)
Proceeds from issuance of common stock	805,636	405,958
Compensation associated with issuance of stock options	20,576	37,660
Net Cash Provided By Financing Activities	68,823,753	54,200,386

Net Increase in Cash and Cash Equivalents	20,096,705	11,274,108

Cash and Cash Equivalents at Beginning of Period	7,513,095	7,390,825

Cash and Cash Equivalents at End of Period	$27,609,800	$18,664,933

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$8,141,165	$5,543,814
Income taxes	1,531,528	1,270,000

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly owned subsidiary, Appalachian Community Bank (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note C - Stock Based Compensation

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

APPALACHIAN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005

The Company has adopted its 1997 Employee Stock Incentive Plan and its 1997 Directors’ Non-qualified Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees to purchase shares of the Company’s common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant subject to vesting requirements. On April 1, 2003, the Company approved and adopted the 2003 Stock Option Plan, under which it has granted no options as of September 30, 2005.

The Company has issued incentive stock options to certain key employees, of which options to purchase 128,700 shares of the Company’s common stock are outstanding at September 30, 2005, at exercise prices ranging from $3.64 to $16.00 (the fair market values on the grant dates, adjusted for subsequent stock splits and stock dividends). The majority of these options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company has also issued nonqualified stock options, primarily to directors of the Company, of which 174,875 are outstanding at September 30, 2005, at exercise prices ranging from $3.64 to $5.45 (the fair market value on the grant dates, adjusted for subsequent stock splits and stock dividends). These options vest over a five-year period at 20% on each of the first five anniversaries of the grant date and expire ten years from the grant date.

The Company’s actual and pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income

As reported	$1,389,738	$1,068,102	$3,615,260	$2,944,359

Add: Stock-based compensation
expense included in net income,
net of related taxes	12,540	24,092	29,990	37,660

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax	(21,023)	(28,650)	(38,747)	(51,320)

Pro forma net income	$1,381,255	$1,063,544	$3,606,503	$2,930,699

Basic Earnings per Common Share:
As reported	$0.36	$0.29	$0.94	$0.79
Pro forma	$0.36	$0.28	$0.94	$0.79

Diluted Earnings per Common Share:
As reported	$0.35	$0.27	$0.91	$0.76
Pro forma	$0.35	$0.27	$0.91	$0.76

APPALACHIAN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005

Note D - Recently Issued Accounting Standards

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

In March 2004, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 requires that the fair value measurement of mortgage loan commitments, which are derivatives, exclude any expected future cash flows related to the customer relationship or servicing rights. The guidance in SAB 105 must be applied to mortgage loan commitments entered into after June 30, 2004. The impact on the Company is not material given the fact that the Bank does not hold mortgages for re-sale.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25’s Accounting for Stock Issued to Employees intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. On April 21, 2005 the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) so the effective date is delayed to January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and will adopt it on January 1, 2006.

Note E - Stock Offering

On September 23, 2005, the Company filed a Registration Statement on Form S-2 to register up to 1,265,000 shares of its common stock for sale in a public offering. In November 2005, the Company completed the sale of 1,265,000 shares of its common stock receiving net proceeds of approximately $18.5 million. The Company intends to use the proceeds of the offering for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the discussion of forward-looking statements, the consolidated financial statements and the related notes included elsewhere in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation:

•	increased competition with other financial institutions;
•	lack of sustained economic growth in Georgia, in particular Gilmer, Fannin and Union Counties;
•	rapid fluctuations in interest rates;
•	our inability to maintain regulatory capital standards; and
•	changes in the legislative and regulatory environment.

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 as well as results for the nine months ended September 30, 2005 and 2004, and also analyzes our financial condition as of September 30, 2005 as compared to December 31, 2004. Like most community banks, we derive the majority of our income from interest and fees received on our loans. Our primary sources of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included in this section a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of GAAP in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004, as filed on our Form 10-K.

Certain accounting policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates. These differences could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Three and nine months ended September 30, 2005 and 2004

Overview

Our net income for the nine months ended September 30, 2005 was $3,615,260, compared to net income of $2,944,359 for the same period in 2004, or an increase of 22.8%. Our net income for the three months ended September 30, 2005 was $1,389,738, compared to net income of $1,068,102 for the same period in 2004, or an increase of 30.1%. The increase in net income during both periods was primarily attributable to the interest and fee income generated by an increase in the loan portfolio. The return on average assets for the nine month period ended September 30, 2005 was 0.96% in 2005 compared to 0.89% in 2004. The return on average equity for the same period was 12.83% in 2005 versus 12.09% in 2004.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2005, net interest income increased $3,026,394, or 22.6%, to $16,388,675, compared to $13,362,281 for the same period in 2004. The growth in net interest income during the nine month period resulted from an increase of $5,793,759, or 30.8%, in interest income, partially offset by an increase of $2,767,365, or 50.7%, in interest expense. For the three months ended September 30, 2005, net interest income increased 31.4% to $6,057,778, from $4,609,087 during the comparable period in 2004. The increase in interest expense during both periods is related to the rising rate environment as will as strong competition locally for deposits.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin was 4.71% for the nine month period ended September 30, 2005 compared to 4.40% for the same period in 2004. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.43% in the first nine months of 2005 compared to 4.22% during the same period for 2004.

The following table shows, for the nine months ended September 30, 2005 and 2004, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates (4)	Balance	Expense	Rates (4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned
income (1)	$402,776	$22,716	7.52%	$355,250	$17,326	6.50%
Investment securities (2)	64,978	2,091	4.29	55,537	1,747	4.19
Interest-bearing deposits	561	13	3.09	320	2	0.83
Federal funds sold	2,596	55	2.82	1,859	16	1.15
Total interest-earning assets (3)	$470,911	24,875	7.04	$412,966	19,091	6.16

Interest-bearing liabilities:
Demand deposits	$74,646	761	1.36	82,515	708	1.14
Savings deposits	80,745	1,132	1.87	58,911	490	1.11
Time deposits	215,629	5,015	3.10	185,950	3,310	2.37
Total deposits	371,020	6,908	2.48	327,376	4,508	1.84

Other short-term borrowings	10,196	150	1.96	16,668	77	0.62
Long-term debt	39,215	1,169	3.97	31,139	874	3.74
Total interest-bearing
liabilities	$420,431	8,227	2.61	$375,183	5,459	1.94

Net interest income/net
interest spread		16,648	4.43%		13,632	4.22%

Net yield on earning assets			4.71%			4.40%

Taxable equivalent adjustment:
Loans		5			16
Investment securities		254			254
Total taxable equivalent
adjustment		259			270

Net interest income		$16,389			$13,362

1.	Average loans include nonaccrual loans of $1,337,193 for 2005 and $1,295,724 for 2004. All loans and deposits are domestic.
2.	Average Securities do not include unrealized losses of $151,111 for 2005 and unrealized gains of $456,255 for 2004.
3.
Tax equivalent adjustments have been based on an assumed tax rate of 34%, and do not give effect to the disallowance for federal income tax purposes of interest expense related to certain tax-exempt earning assets.

4.	Annualized.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $1,545,900 for the nine months ended September 30, 2005, compared to $925,107 for the same period of 2004. For the three months ended September 30, 2005 and 2004, the provision for loan losses was $616,900 and $274,000, respectively. The increase in the loan loss provision was the result of increased loan growth combined with the rising interest rates and general economic conditions. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the nine months ended September 30, 2005 was $2,364,037, compared to $2,084,223 for the same period in 2004, an increase of 13.4%. Noninterest income increased $108,310 or 14.9%, in the three months ended September 30, 2005, as compared to the same period in 2004. Service fees on deposit accounts, the largest component of noninterest income, increased $145,012, or 16.3%, to $1,032,387 for the first nine months of 2005 from $887,375 during the same period of 2004. For the three months ended September 30, 2005, service fees on deposit accounts increased $67,658, or 21.7%, as compared to the same period in 2004. For the nine months ended September 30, 2005, mortgage origination fees increased by $49,951, and increased by $45,778 for the three months ended September 30, 2005, compared to the same periods in 2004. This increase in mortgage origination fees is primarily due to increased mortgage activity in our markets. Other operating income increased by $50,388 for the first nine months of 2005, as compared to the same period in 2004. The increase in other operating income consisted of approximately $46,000 in additional earnings on the cash surrender value of life insurance, $11,000 additional gains on sales of other real estate, net of fluctuations in various other fees. For the three months ended September 30, 2005, other operating income decreased by $13,494, as compared to the same period in 2004. For the first nine months of 2005, we recorded no loss on sale of investment securities compared to a loss of $22,633 for the same period in 2004.

Noninterest Expenses

Total noninterest expenses increased by $1,671,938, or 16.4%, for the nine months ended September 30, 2005, compared to the same period in 2004, relating, in part, to an increase in salaries and employee benefits of $1,305,211, or 25.9%. This increase in salaries and employee benefits was due to the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since December 31, 2005, we have added 26 full-time employees. In addition, in the third quarter of 2004, we implemented a new salary continuation plan for certain our executive officers.

Occupancy, furniture and equipment expense increased by $87,518 for the first nine months of 2005, compared to the same period in 2004. Other operating expenses increased by $279,209 for the first nine months of 2005, as compared to the same period in 2004. These increases are primarily the result of funding obligations for our director retirement plan, which was implemented in the third quarter of 2004, increases in advertising expenses, as well as increases in data processing expenses. These increases were partially offset by some decreases in other expenses, such as decrease in loss on sale of other real estate. The expenses related to the director retirement plan are offset by earnings on the cash surrender value of life insurance.

Noninterest expenses increased by $683,632, or 19.5%, for the three months ended September 30, 2005, as compared to the same period in 2004. Salaries and employee benefits increased by $569,309, or 31.9% for the three months ended September 30, 2005, compared to the same period in 2004. Other operating expenses increased by $150,451 for the third quarter of 2005 as compared to the same period in 2004. These increases are consistent with increases discussed for the nine months ended September 30, 2005.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2005 was $1,696,276, an increase of $342,576, compared to the same period in 2004. The increase in the provision is associated with the increase in taxable net earnings for the first nine months of 2005. The effective tax rates were 31.9% and 31.5% for the nine months ended September 30, 2005 and 2004, respectively.

The provision for income taxes for the three months ended September 30, 2005 was $693,833, compared to $485,000 for the same quarter in 2004. The effective tax rates were 33.3% and 31.2% for the three months ended September 30, 2005 and 2004, respectively.

Balance Sheet Review

General

At December 31, 2004, we had total assets of $472.8 million, consisting principally of $373.0 million in loans (net of allowance of $4.3 million), $64.7 million in investments, $2.2 million in federal funds sold and $5.0 million in cash and due from banks. Our liabilities at December 31, 2004 totaled $436.7 million, consisting principally of $381.5 million in deposits, $32.0 million in long-term debt, $15.5 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2004, our shareholders’ equity was $36.1 million.

At September 30, 2005, we had total assets of $546.3 million, consisting principally of $419.8 million in loans (net of allowance of $5.4 million), $68.4 million in investments, $13.7 million in federal funds sold and $13.5 million in cash and due from banks. Our liabilities at September 30, 2005 totaled $506.4 million, consisting principally of $452.7 million in deposits, $30.4 million in long-term debt, $13.9 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At September 30, 2005, our shareholders’ equity was $40.0 million.

Federal Funds Sold

Federal funds sold at September 30, 2005 and December 31, 2004 were $13.7 million and $2.2 million respectively, an increase of $11.5 million. The increase federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold in this low rate environment to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $64.8 million during the first nine months of 2005 and totaled $68.4 million at September 30, 2005. Total investment securities averaged $56.0 million during the first nine months of 2004 and totaled $64.7 million at December 31, 2004. At September 30, 2005, our total investment securities portfolio had an unrealized net loss of $254,413.

Loan Portfolio

Loans make up the largest component of our earning assets. At September 30, 2005, our net loans (total loans less the allowance for loan losses) were $419.8 million, compared to net loans of $373.0 million at the end of 2004, an increase of 12.6%. As of September 30, 2005, average loans represented 85.5% of average earning assets compared to 86.0% at September 30, 2004. Average loans increased from $355.3 million, with a yield of 6.50%, in the first nine months of 2004, to $402.8 million, with a yield of 7.52%, during the same period in 2005. The increase in yield on loans during this period is due to the increasing interest rate environment in 2004 and 2005. Loan demand in our markets remains strong due to the current interest rate environment, the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our income statement. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination.

At September 30, 2005, our allowance for loan losses was $5.4 million, or 1.28% of total outstanding loans, compared to an allowance for loan losses of $4.3 million, or 1.15% of total outstanding loans, at December 31, 2004. In the first nine months 2005, we had net charge-offs totaling $457,380. During the same period in 2004, we had net charge-offs totaling $278,273. For the three months ended September 30, 2005, charge-offs exceeded recoveries by $115,942. During the same three-month period in 2004, charge-offs exceeded recoveries by $197,008. The increase in the loan loss provision for all periods was the direct result of the loan growth for all periods combined with an increase in interest rates and general economic conditions.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$4,348	$3,610
Loans charged off:
Commercial, financial, and agricultural	310	30
Real estate - construction	10	46
Real estate - other	41	152
Consumer	129	101
Total loans charged off	490	329

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	6	34
Real estate - construction	–	–
Real estate - other	1	2
Consumer	26	15
Total recoveries on loans previously charged off	33	51

Net loans charged off	457	278

Provision for loan losses	1,546	925

Allowance for loan losses, at end of period	$5,437	$4,257

Loans, net of unearned income, at end of period	$425,284	$370,062

Average loans, net of unearned income, outstanding at
the end of the period	$402,776	$355,250

Ratios:
Allowance at end of period to loans, net of
unearned income	1.28%	1.15%
Allowance at end of period to average loans, net of
unearned income	1.35	1.20
Net charge-offs to average loans, net of
unearned income	0.11	0.08
Net charge-offs to allowance at end of period	8.41	6.53
Recoveries to prior year charge-offs	5.95	4.22

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated and loans past due 90 days or more. Our policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis.

The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 209.69% at December 31, 2004 to 353.05% at September 30, 2005. Total nonperforming assets at September 30, 2005 were $1,540,210, which consisted of: $1,106,618 in loans secured by real estate; $135,952 in consumer loans; $140,511 in commercial, financial and agricultural loans; $10,110 in other loans; and $147,019 of foreclosed real estate. Nonperforming assets at December 31, 2004 were approximately $2.1 million. The ratio of total nonperforming assets to total assets decreased from 0.44% at December 31, 2004 to 0.28% at September 30, 2005, and the ratio of nonperforming loans to total loans decreased from 0.41% at December 31, 2004 to 0.33% at September 30, 2005. The decrease in nonperforming assets is due to management’s close monitoring of the loan portfolio and active management of past due loans.

The following table shows our nonperforming assets for the periods ended September 30, 2005 and 2004.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Nonaccruing loans	$1,359	$1,524
Loans past due 90 days or more	34	34
Restructured loans	–	–
Total nonperforming loans	1,393	1,558
Other real estate	147	516

Total nonperforming assets	$1,540	$2,074

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 18.7%, from $381,498,171 at December 31, 2004 to $452,654,230 at September 30, 2005. Noninterest-bearing deposits increased $14,016,967, or 42.6%, from year-end 2004 to $46,913,313 at September 30, 2005, and interest-bearing deposits increased $57,139,092, or 16.4%, during the same period to $405,740,917. The increase in noninterest-bearing deposits during this reporting period was primarily the result of our focus on providing excellent customer service to our small business customers and by the development of relationships with new businesses that have moved into our markets. The increase in our interest-bearing deposits resulted from our offering competitive products to serve our customers as well as by the development of relationships with individuals who have relocated to our markets. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $54.4 million at September 30, 2005.

Borrowings

Short-Term Borrowings

Short-term borrowings at September 30, 2005 and December 31, 2004 consist of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Federal funds purchased	$4,000	$–
Securities sold under agreements to repurchase	6,061	6,264
FHLB line of credit	3,800	9,206

	$13,861	$15,470

The outstanding balance of federal funds purchased at September 30, 2005 increased to $4,000,000 from December 31, 2004. At September 30, 2005, we had $30,000,000 in available lines to purchase federal funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $6,061,022 at September 30, 2005, a $202,768 decrease from the December 31, 2004 total of $6,263,790. We also have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $3,800,000, a decrease of $5,405,750 over the December 31, 2004 balance of $9,205,750. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

Shareholders’ Equity

Shareholders’ equity increased $3,895,571, from $36,083,322 at December 31, 2004 to $39,978,893 at September 30, 2005. This increase was mainly attributable to net earnings of $3,615,260, proceeds of $495,000 from the issuance of 33,000 shares of stock to our 401(k) plan, and the effects of the stock-based compensation expense as well as the exercise of options for $331,212. There was a decrease of $545,901 in the unrealized gains on available-for-sale securities.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining our day-to-day cash flow requirements of our customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, we would not be able to perform our primary function as a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities we serve. The objective of assets and liabilities management is not only to assure adequate liquidity in order for us to meet the needs of our customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, so that we can meet the investment objectives of our shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments or sales of investment securities. Loans that mature in one year or less equaled approximately $264.8 million, or 62.3%, of the total loan portfolio at September 30, 2005, and investment securities that are estimated to mature in one year or less equaled approximately $8.1 million or 11.9% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At September 30, 2005, we had $13,679,100 in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At September 30, 2005, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $30.0 million. At September 30, 2005, the outstanding balance of federal funds purchased was $4,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $77,420,000 as of September 30, 2005. This line is subject to collateral availability. At September 30, 2005, the outstanding balance of the line of credit was $34,200,000, of which $3,800,000 is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $44.2 million at September 30, 2005. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $49.6 million at September 30, 2005. The percentage ratios as calculated under regulatory guidelines were 9.9% and 11.1% for Tier 1 and Total Capital, respectively, at September 30, 2005. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At September 30, 2005, our leverage ratio was 8.4%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2004 or 2005.

Contractual Obligations

As of September 30, 2005, there have been no material changes to our contractual obligations as disclosed on our Form 10-K for the year ended December 31, 2004.

On November 10, 2004, our wholly owned subsidiary, Appalachian Community Bank, entered into an agreement for construction of a new operations center in Ellijay, Georgia. The total construction cost of the building is expected to be approximately $4.2 million. The building is expected to be completed in December 2005.

Off-Balance Sheet Arrangements

In the normal course of business, we offer a variety of financial products to our customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the consolidated financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. We use the same credit policies and underwriting procedures for making off-balance sheet credit commitments and financial guarantees as we dos for on-balance sheet extensions of credit. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of our allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

A summary of our commitments as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Loan commitments	$67,998	$59,005
Standby letters of credit	2,813	1,403

	$70,811	$60,408

Impact of Inflation

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed in the following section, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We also use simulation analysis to monitor and manage our interest rate sensitivity. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of our net interest income and shareholders’ equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income.

Interest rate sensitivity is a function of the repricing characteristics of our portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing in future time periods. The differences are known as interest rate sensitivity gaps and are usually calculated separately for segments of time, ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

The estimated impact on our net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and our estimate of how interest-bearing transaction accounts will reprice in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200	Up 200
	Basis Points	Basis Points
For the Twelve Months After September 30, 2005

Projected change in:
Interest income	(17.65)%	15.56%
Interest expense	(33.46)	33.12
Net interest income	(5.01)	1.53

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2003, File No. 001-15571).

3.2	Bylaws of the Company, as Restated (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2003, File No. 001-15571).

11	Statement Re: Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: November 10, 2005	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Dated: November 10, 2005	/s/ Darren M. Cantlay
Darren M. Cantlay
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2003, File No. 001-15571).

3.2	Bylaws of the Company, as Restated (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2003, File No. 001-15571).

11	Statement Re: Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.