Form 10-K
period 2006-01-31
APPALACHIAN BANCSHARES INC
filed 2006-03-30
CIK 1019883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 000-21383

APPALACHIAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification Number)

822 Industrial Boulevard Ellijay, Georgia	30540
(Address of Principal Executive Offices)	(Zip Code)

(706) 276-8000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes    ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2005 was $42,074,024. This calculation is based upon an estimate of the fair market value of the Common Stock of $16.00 per share, which was the price of the last trade of which management was aware prior to this date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 14, 2006, there were 5,156,124 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates by reference from the definitive proxy statement for the Annual Meeting of the Shareholders to be held on May 23, 2006.

APPALACHIAN BANCSHARES, INC.

2005 Form 10-K Annual Report

PART I

ITEM 1.    BUSINESS

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future plans and expectations, and are thus prospective. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under Item 1A, entitled “Risk Factors.”

General Overview

We are a Georgia corporation organized in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. In 1995, Gilmer County Bank opened its first branch office in Ellijay, Georgia. In November 1998, we acquired a bank with one location in Blairsville, Georgia, and changed its name to Appalachian Community Bank to reflect our strategy to build a community bank franchise in our geographic market area. In May 2000, we opened a branch office in East Ellijay, Georgia, and in August 2001, we opened a loan production office in Blue Ridge, Georgia, which we converted to a full-service branch in February 2002. In August 2001, we merged Appalachian Community Bank into Gilmer County Bank, although we continue to operate our branches in Ellijay and East Ellijay under the trade name “Gilmer County Bank.”

We provide a full range of retail and commercial banking products and services to individuals and small- to medium- sized businesses through our community banking relationship model. Such products and services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. As of December 31, 2005, we had total assets of approximately $592.6 million, total loans of approximately $457.4 million, total deposits of approximately $473.3 million and total shareholders’ equity of approximately $59.8 million. Our website is located at www.acbanks.net.

During the fourth quarter of 2005, we closed the sale of 1,265,000 shares of our common stock at $16.00 per share in a firm commitment underwritten offering. We received net proceeds of approximately $18.4 million from the offering, after deducting underwriting discounts and expenses. Net proceeds from the offering are being used for general corporate purposes, including, among other things, providing additional capital to our subsidiary, Appalachian Community Bank, to support asset growth.

Our Market Area

Our market area is located approximately 80 miles north of Atlanta and is primarily comprised of Gilmer, Fannin and Union counties. We refer to our market area, which borders Tennessee and North Carolina, as “North Georgia”. North Georgia provides a number of outdoor recreational activities, including hiking, canoeing, fishing, swimming, rafting, hunting and mountain biking. We believe that the natural resources of our market area and its proximity to metropolitan Atlanta are two of the main reasons that our market area has recently experienced significant population growth. North Georgia’s abundant outdoor and recreational activities has made it a popular area for second-home buyers and retirees. We believe that the demographic trends and growth characteristics of our market area will continue to provide us with significant growth opportunities in the future.

Operating and Growth Strategy

Our strategy is to build a community bank franchise servicing real estate developers, small business owners and primary and second home buyers in the North Georgia mountains and surrounding fast-growing communities. We believe we can execute this strategy and grow our business by building personal relationships with our customers, emphasizing superior customer service and communicating a consistent set of operating principles to our employees. Further, we believe that the continued growth in our market area offers us the opportunity for growth at our current branches and the potential for new branches in our existing markets. We also have plans to expand our market presence, either through acquisition or de novo branching, to other areas of North Georgia and possibly North Carolina and Tennessee.

Lending Activities

General. We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small- to mid-size businesses that are located or conduct a substantial portion of their business in our market area. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral and our underwriting standards vary for each type of loan, as described below. As of December 31, 2005, 86.8% of the loans in our loan portfolio were secured by real estate. At December 31, 2005, we had total loans of $457.4 million, representing 77.2% of our total assets. We have focused our lending activities primarily on small business owners and residential real estate developers. At December 31, 2005, loans to the construction industry amounted to $203.5 million, or approximately 44.5% of our total loan portfolio, loans to the poultry industry amounted to $21.4 million, or approximately 4.7% of our total loan portfolio and loans to the hospitality (hotel/motel) industry amounted to $21.4 million, or approximately 4.7% of our total loan portfolio.

Our underwriting standards vary for each type of loan. In underwriting all of our real estate related loans, we seek to minimize our risks by giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on a regular basis. After a loan is approved, our credit administration group focuses on the loan portfolio, including regularly monitoring the quality of the loan portfolio. Further, we also engage outside firms to evaluate our loan portfolio on a quarterly basis for credit quality and compliance issues.

In addition, we engage in secondary-market mortgage activities by obtaining commitments from secondary mortgage purchasers for loans originated by our bank. Based on these commitments, we originate mortgage loans on comparable terms and generate commissions to supplement our interest income. We do not hold any of these mortgage loans for resale and do not service the mortgages.

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio. To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in the real estate whenever possible, in addition to the other available collateral. At December 31, 2005, loans secured by real estate amounted to $397.2 million, or 86.8%, of our total loan portfolio.

These loans consist primarily of construction and development loans, commercial real estate loans and residential real estate loans. Interest rates for all categories may be fixed or adjustable. We generally charge an origination fee for each loan and may collect renewal and late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan.

•
Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers wishing to build their own homes. The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

o	cost overruns;

o	mismanaged construction;

o	inferior or improper construction techniques;

o	economic changes or downturns during construction;

o	a downturn in the real estate market;

o	rising interest rates which may prevent sale of the property; and

o	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%. At December 31, 2005, total construction and development loans amounted to $203.5 million, or 44.5% of our loan portfolio. Of this amount, commercial construction loans represented $37.9 million, or 8.3% of our loan portfolio, and residential construction loans totaled $165.6 million, or 36.2% of our loan portfolio.

•
Commercial Real Estate Loans. Our commercial real estate loans generally have terms of five years or less, although payments can be structured over a longer amortization period. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We also generally require that a borrower’s cash flow exceeds 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by farmland and nonresidential commercial real estate. At December 31, 2005, commercial real estate loans (other than commercial construction loans) amounted to $109.3 million, or approximately 23.9% of our loan portfolio.

•
Residential Real Estate Loans. At December 31, 2005, our residential real estate loans consisted primarily of loans secured by one- to- four family residences and multi-family (five or more) residences. These loans are generally secured by residential real estate. At December 31, 2005, total residential real estate loans amounted to $84.4 million, or 18.5% of our loan portfolio. Of this amount, loans secured by one-to-four family residences totaled $74.6 million, or 16.3% of our loan portfolio, and loans secured by multi-family residences totaled $9.9 million, or 2.2% of our loan portfolio.

Commercial Business Loans. We make loans for commercial purposes to various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2005, commercial business loans amounted to $33.8 million, or 7.4% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. Consumer loans are underwritten based on the individual borrower's income, current debt level, past credit history and value of any available collateral. Consumer loan rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2005, consumer loans amounted to $21.1 million, or 4.6% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate these risks by adhering to internal credit policies and procedures. Our policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, which ranges from $5,000 to $500,000, the loan request will be considered by an officer with a higher lending limit or by the officers’ loan committee. The members of our officers’ loan committee can approve loans up to $1.0 million. If a loan exceeds $1.0 million, then the board of directors’ loan committee may approve the loan. On a monthly basis, any actions of the board of directors’ loan committee are further ratified by the bank’s entire board of directors. We do not make any loans to directors or executive officers of the bank unless the loan is approved by the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

Credit Administration and Loan Review. We maintain a continuous loan review system and use an independent consultant to review the loan files on a quarterly basis. Each loan officer is responsible for rating each loan he or she makes and for reviewing those loans on a periodic basis. Our credit underwriting and credit administration groups assist us in strengthening our credit review processes and establishing performance benchmarks in the areas of nonperforming assets, charge-offs, past dues and loan documentation. The credit administration group also supervises loan and processing functions.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus for unsecured loans and 25% of the bank’s capital and unimpaired surplus for secured loans. This limit will increase or decrease as the bank’s capital increases or decreases. Based on the capitalization of the bank at December 31, 2005, our legal lending limits were approximately $7.3 million for secured loans and $4.4 million for unsecured loans. We sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit. At December 31, 2005, we had participations totaling $22.2 million.

Deposit Services

Our principal source of funding is core deposits, supplemented by brokered deposits, Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and securities sold under agreements to repurchase. We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

Other Products and Services

We provide a full range of additional retail and commercial banking products and services, including checking, savings and money market accounts; certificates of deposit; internet banking and bill payment; credit cards; safe-deposit boxes; money orders; electronic funds transfer services; travelers’ checks and automatic teller machine access. We are also a member of the STAR ATM network, which permits our customers to perform certain banking transactions, both within and outside of our market area. We currently do not offer trust or fiduciary services.

We are committed to modifying existing, or developing new, products and services that are responsive to the banking demands of our customers. For example, we have recently begun offering an internet-based cash management system for small businesses, as well as an enhancement to personal checking accounts that improves the overdraft process. In the future we intend to upgrade and expand our services to ensure that we remain competitive in our product offerings.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services offered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices within our market area and beyond.

As of June 30, 2005, the most recent date for deposit data complied by the Federal Deposit Insurance Corporation (“FDIC”), one locally owned bank and three non-locally-owned banks had offices in Gilmer County, two locally-owned banks and one non-locally-owned bank had offices in Union County, and five non-locally-owned banks had offices in Fannin County. Many of our competitors, such as BB&T and United Community Bank, are well-established, larger financial institutions which have substantially greater resources and lending limits. These institutions offer some services, such as extensive and established branch networks and trust services, that we do not provide. We also compete with small banks and thrifts in our markets. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Market Share

As of June 30, 2005, according to the most recent data compiled by the FDIC, our market area had total deposits of approximately $1.79 billion, which represented a 5% deposit increase from 2004. As of June 30, 2005, we had over 55% market share in Gilmer County, a 15% share in Fannin County and an 8% share in Union County.

Employees

As of December 31, 2005, we had 157 full-time employees and 15 part-time employees.

Monetary Policies

The operations of the bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the bank.

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991, the Gramm-Leach-Bliley Act in 1999, and including the USA PATRIOT act of 2002, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws and regulations or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Appalachian Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956. As a bank holding company registered with the Federal Reserve under the Bank Holding Company Act and the Georgia Department of Banking and Finance under the Financial Institutions Code of Georgia, we are subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department of Banking and Finance. The Federal Reserve and Georgia Department of Banking and Finance will also regularly examine us and may examine our bank or other subsidiaries.

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•
acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “—Appalachian Community Bank—Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “—Appalachian Bancshares, Inc. —Subsidiary Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. As a result, the company, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve’s Board determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

Transactions with Affiliates. The company and the bank are deemed to be “affiliates” within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. Section 23A of the Federal Reserve Act defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The company and the bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

The Gramm-Leach-Bliley Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

Subsidiary Dividends. We are a legal entity separate and distinct from the bank. A major portion of our revenue results from amounts paid as dividends to us by the bank. The approval of the Georgia Department of Banking and Finance must be obtained before the bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

In addition, we are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Georgia State Regulation. As a Georgia bank holding company under the Financial Institutions Code of Georgia, we are subject to limitations on sale or merger and to regulation by the Georgia Department of Banking and Finance. We must obtain approval by the Department prior to engaging in the acquisition of other banks and financial institutions. Further, as a Georgia corporation, we may be subject to certain limitations and restrictions under applicable Georgia corporate law.

Appalachian Community Bank

General. The bank, as a Georgia state-chartered bank, is subject to regulation and examination by the Georgia Department of Banking and Finance, as well as the FDIC. Georgia state laws regulate, among other things, the scope of the bank’s business, its investments, its payment of dividends to the company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the company or the bank.

Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Our risk-based assessment rate is currently [1A] or 0.00330% per million of insured deposits, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

The Gramm-Leach-Bliley Act.  Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to the consumer.

Other Regulations.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and certain federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the deposit operations of the bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
the Check Clearing for the 21st Century Act, also known as Check 21, which gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

In addition, the FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2005, based on our calculations, we qualified as “well capitalized.”

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance or a combination of these factors could change our capital position in a relatively short period of time.

Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’

power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

USA PATRIOT Act of 2002. In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1A.    RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

An economic downturn, especially one affecting Gilmer, Union and Fannin counties, could adversely affect our business.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary market area of Gilmer, Union and Fannin counties. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If an economic downturn occurs, borrowers may be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

If real estate values in our market decline or become stagnant, our business could be adversely affected.

Real estate values in our market area have risen substantially over the last several years. There continues to be a significant amount of speculation that the United States, or at least certain parts of the country, is in the midst of a real estate “bubble”, meaning that current real estate prices exceed the true values of the properties. If this is the case, or if the market generally perceives that this is the case, then real estate prices could become stagnant or decline, and there could be a significant reduction in real estate construction and housing starts. In addition, the value and liquidity of the real estate or other collateral securing our loans could be impaired. Given our heavy reliance on real estate lending, this could have a significant adverse affect on our business.

Our loan portfolio includes a substantial amount of commercial real estate and construction and development loans, which may have more risks than residential or consumer loans.

Our commercial real estate loans and construction and development loans account for a substantial portion of our total loan portfolio. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity, residential or consumer loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate in some cases is dependent upon the successful operation, development or sale of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In these cases, we may be compelled to modify the terms of the loan. As a result, repayment of these loans may, to a greater extent than other types of loans, be subject to adverse conditions in the real estate market or economy.

Many of our borrowers have more than one loan or credit relationship with us.

Many of our borrowers have more than one commercial real estate or commercial business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to, for example, a one- to- four-family residential mortgage loan.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract deposits.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks and trust services, that we currently do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

Changes in interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations may suffer.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. If we continue to expand, it will be difficult for us to generate similar earnings growth. Consequently, our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations and competition may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

We could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain employees.

We believe that our growth and future success will depend in large part on the skills of our executive officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. In particular, Tracy R. Newton, our chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and has contributed significantly to our growth. If we lose the services of Mr. Newton, he would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced and qualified employees. The competition for such employees is intense, and our inability to continue to attract, retain and motivate employees could adversely affect our business. On December 6, 2005, Darren M. Cantlay, our chief financial officer, resigned from the company and the bank. Currently, Joseph T. Moss Jr., our president and chief operating officer, is serving as the interim principal financial officer of the company and the bank until such time as we identify a successor chief financial officer.

The success of our growth strategy depends on our ability to identify and recruit individuals with experience and relationships in the markets in which we intend to expand.

We intend to expand our banking network over the next several years in the North Georgia mountains and other surrounding fast-growing communities. We believe that to expand into new markets successfully, we must identify and recruit experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition and results of operations. We may fail to open any additional offices and, if we open these offices, they may not be profitable.

We will face risks with respect to future expansion and acquisitions or mergers.

We may expand into new lines of business or offer new products or services. Any expansion plans we undertake may also divert the attention of our management from the operation of our business, which would have an adverse effect on our results of operations. We may also seek to acquire other financial institutions or parts of those institutions. Any of these activities would involve a number of risks such as the time and expense associated with evaluating new lines of business or new markets for expansion, hiring or retaining local management and integrating new acquisitions. Even if we identify new lines of business or new products or services, they may not be profitable. Nor can we say with certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions, if any, or that we will not incur disruptions or unexpected expense in integrating such acquisitions. Any given acquisition, if and when consummated, may adversely affect our results of operations and financial condition.

Our growth may require us to raise additional capital that may not be available when it is needed or may not be available on terms acceptable to us.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements established by our regulators, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions could be materially and adversely affected.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, by December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and issue a report on our internal controls. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer and the trading market for our common stock could be materially impaired.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal headquarters and the operations center for the company and the bank is located at 822 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. The office and operations center is located on approximately 6.3 acres of land that we purchased in 2004 for $752,000. We constructed a 39,000 square foot building on this site, as well as a maintenance building and a community building to use as a meeting area for our employees and for our customers. We incurred construction costs of approximately $4.8 million as of December 31, 2005 and we expect to incur another $1.5 million prior to completion. These costs include furniture, fixtures and equipment, and were paid out of earnings and from the proceeds of our public stock offering.

The bank’s main office, which we own, is located at 829 Industrial Boulevard, Ellijay, directly across the street from our headquarters and operations center. This office operates under the tradename “Gilmer County Bank.” Adjacent to this location, we have constructed a community building on property that we lease from the United States Postal Service. We use this building for meeting space and allow our customers to use it for various community functions. We pay annual rent of $600 for this adjacent property under a lease that is up for renewal in 2006. We plan to renew this lease.

In addition to our main bank office, we operate three branches. Our Union County branch is located on Highway 515 in Blairsville, Georgia. The building is owned by the bank. The second floor of this location is vacant and may be used by the bank for future expansion. Our branch in East Ellijay, Georgia, which is located at 696 First Avenue, operates under the trade name “Gilmer County Bank”. We have a long-term lease for this location in which the rent increases 2% annually. In 2005, we paid $32,485 in annual rent. Our Fannin County branch, which we own, is located at 150 Orvin Lance Connector, in Blue Ridge, Georgia. There is also a community building at this location that is available for the bank to use as a meeting area, as well as for our customers to use for various community functions. The buildings sit on approximately 2.6 acres that we also own.

We also own a building located at 9 Russell Drive, Ellijay, Georgia, which previously housed our operations center. This building is approximately 14,200 square feet, including approximately 8,000 square feet of commercial space that we have leased to various third parties in the past. At this time, we are seeking new tenants until the building can be sold. In addition, we lease a building directly behind the old operations building, which was previously used to house additional operations staff members. We have a two-year lease for this space and pay annual rent of $16,800. This lease expires in August 2007 and we are currently seeking suitable tenants to sublease this space.

We own additional property in East Ellijay that will be used for a new branch office. An ATM has been placed at this location. The property consists of approximately 2 acres located on Highway 515 South in the new Highland Crossing Shopping Center, which has a Super Wal-Mart, Lowe’s Home Improvement Warehouse and an additional 90,000 square feet of shops and restaurants.

We believe that all of our properties are adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

In the ordinary course of operations, we are a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 6, 2005, our common stock commenced trading on the Nasdaq National Market under the symbol “APAB”. Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol “APAB.OB” and quoted in the Pink Sheets under the symbol “APAB.PK”. During such time, trading had been limited and had not created an active public trading market for our common stock. As of March 3, 2006, we had approximately 1,364 shareholders of record.

The following table shows the reported high and low sales prices reported by management for 2004 and the first two quarters of 2005, the reported high and low bid information reported on the OTC Bulletin Board for the second quarter of 2005, and the high and low sales prices reported by the Nasdaq National Market for the third and fourth quarters of 2005. The prices listed by the OTC Bulletin Board are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The prices provided by management are to the best of management’s knowledge, and should not be viewed as indicative of the actual or market value of our common stock during the periods indicated.

	Estimated Price
	Range Per Share
	High	Low

Year End 2005:
First Quarter	$16.50	$15.00
Second Quarter	16.78	15.50
Third Quarter	17.50	16.00
Fourth Quarter	18.50	16.00

Year End 2004:
First Quarter	$15.00	$14.50
Second Quarter	15.00	15.00
Third Quarter	16.00	16.00
Fourth Quarter	17.00	16.00

To date, we have not paid cash dividends on our common stock. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends is dependent upon receiving cash dividends from our bank. In addition, Georgia and federal banking regulations restrict the amount of cash dividends that can be paid to the company from the bank. See “Subsidiary Dividends” in the section entitled “Supervision and Regulation.”

The following table provides information as of December 31, 2005 regarding our three equity compensation plans: the 1997 Employee Stock Incentive Plan, the 1997 Directors’ Non-Qualified Stock Option Plan and the 2003 Stock Option Plan, each of which has been approved by our shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	293,975	$ 7.55	228,060
Equity compensation plans not approved by security holders	-	-	-

Total	293,975	$ 7.55	228,060

ITEM 6.    SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2001 through 2005 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the years in the three year period ended December 31, 2005 are included elsewhere in this report. All per share data has been adjusted to reflect a 10% common stock dividend on July 1, 2003.

	At and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)

Selected Balance Sheet Data:
Assets	$592,606	$472,811	$409,617	$384,024	$319,679
Investment securities	71,570	64,655	55,363	40,375	49,394
Loans	457,418	377,352	332,307	298,063	250,569
Allowance for loan losses	6,059	4,349	3,610	3,238	2,995
Deposits	473,310	381,498	332,919	316,283	264,028
Short-term borrowings	24,892	15,470	12,086	5,929	3,665
Accrued interest	728	540	671	976	1,267
Long-term debt	24,950	31,950	25,693	34,736	29,654
Subordinated long-term capital notes	6,186	6,186	6,186	--	--
Other liabilities	2,715	1,084	981	482	475
Shareholders’ equity	59,825	36,083	31,082	25,619	20,591

Selected Results of Operations Data:
Interest income	$34,750	$25,736	$23,090	$22,892	$23,890
Interest expense	11,880	7,558	8,257	11,425	13,675
Net interest income	22,870	18,178	14,833	11,467	10,215
Provision for loan losses	2,211	1,235	1,465	1,028	1,294
Net interest income after provision for
provision for loan losses	20,659	16,943	13,368	10,439	8,921
Noninterest income	3,303	2,829	2,703	2,937	2,411
Noninterest expense	16,338	13,840	11,732	9,702	7,831
Income before taxes	7,624	5,932	4,339	3,674	3,501
Income tax expense	2,502	1,885	1,253	1,006	963
Net income	$5,122	$4,047	$3,086	$2,668	$2,538

Per Share Data
Net income - basic	$1.24	$1.09	$0.86	$0.81	$0.81
Net income - diluted	1.21	1.04	0.81	0.76	0.75
Book value	11.62	9.58	8.49	7.45	6.50
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Weighted average number of shares
outstanding:
Basic	4,123,403	3,724,095	3,609,728	3,277,787	3,145,651
Diluted	4,247,334	3,885,490	3,809,625	3,508,019	3,389,404

	At and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)
Performance Ratios:
Return on average assets	0.99%	0.91%	0.78%	0.75%	0.85%
Return on average equity	12.18	12.23	10.85	11.88	12.80
Net interest margin (1)	4.77	4.43	4.15	3.58	4.07
Efficiency ratio (2)	62.42	65.81	66.83	68.72	62.75
Loan to deposit ratio	96.64	98.91	99.82	94.24	94.90

Asset Quality Ratios:
Nonperforming loans to total loans	0.24%	0.41%	0.50%	1.73%	0.66%
Nonperforming assets to total assets	0.21	0.44	0.58	1.60	0.56
Net charge-offs to average total loans	0.12	0.14	0.35	0.28	0.22
Allowance for loan losses to
nonperforming loans	555.36%	279.14%	219.05%	62.99%	181.08%
Allowance for loan losses to
total loans	1.32%	1.15%	1.09%	1.09%	1.20%

Capital Ratios:
Average equity to average assets	8.11%	7.42%	7.23%	6.34%	6.63%
Leverage ratio	11.35	8.53	8.58	6.07	5.87
Tier 1 risk-based capital ratio	13.27	10.32	10.46	7.54	7.16
Total risk-based capital ratio	14.52	11.45	11.55	8.59	8.32

Growth Ratios and Other Data:
Percentage change in net income	26.56%	31.14%	15.67%	5.12%	55.80%
Percentage change in diluted net
income per share	16.35	28.40	6.58	1.33	50.00
Percentage change in assets	25.34	15.43	6.66	20.13	17.99
Percentage change in loans	21.22	13.56	11.49	18.95	17.02
Percentage change in deposits	24.07	14.59	5.26	19.79	23.28
Percentage change in equity	65.80	16.09	21.32	24.42	16.54

(1) Taxable Equivalent.
(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income, excluding gains and losses on the sale of assets.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Report.

Overview

We were incorporated in 1996 to serve as the holding company for Gilmer County Bank (now Appalachian Community Bank). Since that time, we have experienced consistent growth in net income, total assets, total loans, total deposits and shareholders’ equity.

The following table sets forth selected measures of our financial performance for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income	$5,122	$4,047	$3,086
Total assets	592,606	472,811	409,617
Total loans (1)	457,418	377,352	332,307
Total deposits	473,310	381,498	332,919
Shareholders’ equity	59,825	36,083	31,082

(1)	Loans are net of unearned income.

Like most community banks, we derive the majority of our income from interest and fees received on our loans. Our primary sources of funds for making these loans and investments are our deposits and advances from the Federal Home Loan Bank of Atlanta (FHLB). Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and advances from the FHLB. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances, Income and Expense and Rates” tables show for the periods indicated the average balance for each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of these tables show that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Analysis of Changes in Net Interest Income” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense, included in the “Noninterest Income and Expense” section.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Report.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements included in this Report.

Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates. These differences could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the section entitled “Allowance for Loan Losses” for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Overview

Years Ended December 31, 2005, 2004, and 2003

For the year ended December 31, 2005, our net income was $5.1 million, or $1.24 basic net income per common share, as compared to $4.0 million, or $1.09 basic net income per common share, for the year ended December 31, 2004, and $3.1 million, or $0.86 basic net income per common share, for the year ended December 31, 2003. Per share data for all periods has been adjusted to reflect a 10% stock dividend that we paid in 2003. The increase in net income for these periods relates to loan growth and although our deposits have increased, the increase in the cost of deposits has been less than the increase in the yield on our loans. Return on average assets was 0.99% in 2005, compared with 0.91% in 2004, and 0.78% in 2003. Return on average shareholders’ equity for 2005 was 12.18%, versus 12.23% in 2004 and 10.85% in 2003. The decline in return on average shareholders’ equity from 2004 to 2005 was due primarily to the sale of 1,265,000 shares of common stock for net proceeds of approximately $18.4 million during the fourth quarter of 2005. The additional funds will be used for general corporate purposes as well as to provide additional capital to our subsidiary, Appalachian Community Bank, to support asset growth. Our average equity to average assets ratio was 8.11% in 2005, 7.42% in 2004, and 7.23% in 2003.

Net Interest Income

Years Ended December 31, 2005, 2004, and 2003

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Net interest income increased $4.7 million, or 25.8%, to $22.9 million for 2005, compared to $18.2 million for 2004. Net interest income increased $3.4 million, or 22.5%, for 2004, compared to $14.8 million for 2003. Generally, the overall increase in net interest income was primarily the result of the growth in our loan portfolio. Our average total loans increased 14.9% from 2004 to 2005, and 14.2% from 2003 to 2004. To maintain the net interest margin, we actively manage loan rates and yields and monitor the cost of funds locally and in other markets. Management has focused on loan yields keeping pace with increases in the prime rate. Although our cost of funds has increased due to market pressure, we continue to grow our core deposits and monitor our deposit rates and pricing. The continued strong demand for loans also provides us with the opportunity to develop business as the communities we serve continue to grow.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2005 was 4.77% compared to a net interest margin of 4.43% in 2004 and 4.15% in 2003. Net interest spread, the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds, was 4.46% in 2005, compared to 4.25% in 2004 and 3.98% in 2003.

Average Balances, Income and Expenses, and Rates. The following table shows, for years ended December 31, 2005, 2004 and 2003, the average daily balances outstanding for the major categories of interest-earning assets and interest-bearing liabilities, and the average interest rate earned or paid. Such yields are calculated by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates.

	Years Ended December 31,
	2005			2004			2003
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

	(Dollars in thousands)
Earning assets:
Loans, net of unearned
income (1)	$412,307	$32,019	7.77%	$358,925	$23,667	6.59%	$314,182	$21,321	6.79%
Investment securities:
Taxable	52,887	1,843	3.48	42,224	1,402	3.32	34,467	1,058	3.07
Tax exempt	13,766	949	6.89	14,191	952	6.71	15,013	1,073	7.15
Total investment securities(2)	66,653	2,792	4.19	56,415	2,354	4.17	49,480	2,131	4.31

Interest-bearing deposits	677	20	2.95	350	5	1.43	784	30	3.83
Federal funds sold	5,986	218	3.64	1,994	26	1.30	3,314	37	1.12
Total interest-earning
assets (3)	$485,623	$35,049	7.22	$417,684	$26,052	6.24	$367,760	$23,519	6.40

Interest-bearing liabilities:
Demand deposits	$75,670	$1,057	1.40%	$82,617	$952	1.15%	$83,040	$1,178	1.42%
Savings deposits	84,653	1,745	2.06	61,281	713	1.16	45,318	418	0.92
Time deposits	222,561	7,330	3.29	187,578	4,544	2.42	170,419	5,363	3.15
Total deposits	382,884	10,132	2.65	331,476	6,209	1.87	298,777	6,959	2.33

Other short-term borrowings	11,658	174	1.49	17,953	123	0.69	9,964	83	0.83
Long-term debt	35,803	1,574	4.40	30,946	1,226	3.96	32,240	1,214	3.77
Total interest-bearing
liabilities	$430,345	11,880	2.76	$380,375	7,558	1.99	$340,981	8,256	2.42

Net interest income/net
interest spread		23,169	4.46%		18,494	4.25%		15,263	3.98%

Net yield on earning assets			4.77%			4.43%			4.15%

Taxable equivalent adjustment:
Loans		5			15			63
Investment securities		294			301			367
Total taxable equivalent
adjustment		299			316			430

Net interest income		$22,870			$18,178			$14,833

(1)	Average loans exclude nonaccrual loans of $1.3, $1.4 and $2.2 million for years ended December 31, 2005, 2004 and 2003, respectively. All loans and deposits are domestic.
(2)	Average securities exclude unrealized gains/(losses) of $(249,000), $567,000, and $471,000.
(3)	Tax equivalent adjustments have been based on an assumed tax rate of 34%.

Analysis of Changes in Net Interest Income. The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year’s rate. The change due to rate is calculated by multiplying the change in the applicable rate by the prior year’s volume. Figures are presented on a taxable equivalent basis.

Analysis of Changes in Net Interest Income

	For the Years Ended December 31, 2005 vs. 2004			For the Years Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume(1)	Rate(1)	Net Change	Volume(1)	Rate(1)	Net Change
	(In thousands)
Earning assets:
Loans, net of unearned
income	$3,790	$4,562	$8,352	$2,965	$(619)	$2,346
Total investment securities	427	11	438	195	27	222
Interest-bearing deposits	7	8	15	(12)	(13)	(25)
Federal funds sold	101	91	192	(16)	5	(11)
Total earning assets	4,325	4,672	8,997	3,132	(600)	2,532

Interest-bearing liabilities:
Demand deposits	(85)	190	105	(6)	(220)	(226)
Savings deposits	341	691	1,032	169	126	295
Time deposits	952	1,834	2,786	502	(1,321)	(819)
Total deposits	1,208	2,715	3,923	665	(1,415)	(750)

Other short-term borrowings	(55)	106	51	57	(17)	40
Long-term debt	205	143	348	(50)	62	12
Total interest-bearing
liabilities	1,358	2,964	4,322	672	(1,370)	(698)

Net interest income	$2,967	$1,708	$4,675	$2,460	$770	$3,230

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $2.2 million for 2005, $1.2 million for 2004 and $1.5 million for 2003. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance, including our provision for a loan asset, which we concluded, in the fourth quarter, had become impaired.

Noninterest Income

Years Ended December 31, 2005, 2004 and 2003

Noninterest income for 2005, 2004 and 2003 totaled $3.3 million, $2.8 million and $2.7 million, respectively. These amounts are primarily from customer service fees, mortgage origination commissions, insurance commissions, as well as other fees charged to customers such as safe deposit rental and ATM fees. Customer service fees increased from $845,000 in 2003 to $1.2 million in 2004, and grew to $1.4 million in 2005. The increase in customer service fees from 2004 to 2005 is primarily related to our increased efforts to collect deposit account charges, non-sufficient funds (NSF), and returned check charges during the second half of 2005. Demand deposits (not including money market accounts) also increased by approximately 18.4% from December 31, 2004 to

December 31, 2005. The increase in customer service fees during 2004 was partially related to some of the new products introduced during the year, such as our consumer overdraft protection service. Mortgage origination commissions increased to $959,000 in 2005, after decreasing from $1.3 million in 2003 to $801,000 in 2004. The increase from 2004 to 2005 relates to increasing land and real estate development and the continued strong loan demand in our market area. The fluctuations in mortgage origination commissions from 2003 to 2004 were primarily due to a high volume of mortgage refinancing in 2003 due to the historically low interest rates. The subsequent rise in rates during 2004 contributed to a decrease in mortgage refinancing during that year.

Noninterest Expenses

Years Ended December 31, 2005, 2004 and 2003

Noninterest expenses totaled $16.3 million in 2005, up from $13.8 million in 2004, and $11.7 million in 2003. As a percentage of total assets, our total noninterest expenses decreased from 2.9% in both 2003 and 2004, to 2.8% in 2005. Salaries and employee benefits increased $1.9 million, or 27.0%, to $8.7 million in 2005, and $1.2 million, or 21.9%, to $6.9 million from 2003 to 2004. This increase in salaries and employee benefits was due to the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since December 31, 2004, we have added 30 full-time equivalent employees. In addition, in the third quarter of 2004, we implemented a new salary continuation plan for our directors and executive officers.

Occupancy, furniture and equipment expenses totaled $2.0 million in 2005, $2.0 million in 2004, and $1.6 million in 2003. The 21.3% increase from 2003 to 2004 was due to the completion of construction of the new Blue Ridge branch. Other operating expenses increased from $4.5 million in 2003 to $5.0 million in 2004, and to $5.6 million in 2005. These annual increases are primarily the result of increased professional fees, marketing expenses, and funding obligations for our director retirement plan, which was implemented in the third quarter of 2004, as well as increases in data processing expenses. Professional fees increased $287,000 to $1.3 million for 2005, compared to $987,000 in 2004 and $948,000 in 2003. This increase is due to the increasing cost of accounting, auditing and legal services associated with the requirements of the Sarbanes-Oxley Act of 2002, as well as consulting fees incurred in 2005 related to our revenue enhancement initiatives.

Total marketing expenses increased $263,000, or 33.7%, from 2004 to 2005 due to our increased marketing of our new deposits products. Marketing expenses increased $266,000, or 51.6%, to $782,000 from 2003 to 2004. The marketing expense increase for 2004 is related to the marketing of the new Blue Ridge location as well as new products that were rolled out during 2004. Noninterest expenses also increased by $354,000 from 2003 to 2004 due to losses on disposal of repossessed property. These increases were partially offset by some decreases in other expenses, such as decrease in loss on sale of other real estate. The expenses related to the director retirement plan are offset by earnings on the cash surrender value of life insurance.

Balance Sheet Review

General

At December 31, 2005, we had total assets of $592.6 million, consisting principally of $451.4 million in net loans (net of allowance of $6.1 million), $71.6 million in investments, $35.3 million in cash and cash equivalents, and $16.8 million in net premises and equipment (net of accumulated depreciation of $4.7 million). Our liabilities at December 31, 2005 totaled $532.8 million, consisting principally of $473.3 million in deposits, $25.0 million in FHLB advances, $24.9 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2005, our shareholders’ equity was $59.8 million.

At December 31, 2004, we had total assets of $472.8 million, consisting principally of $373.0 million in net loans (net of allowance of $4.3 million), $64.7 million in investments, $7.5 million in cash and cash equivalents, and $13.0 million in net premises and equipment (net of accumulated depreciation of $3.9 million). Our liabilities at December 31, 2004 totaled $436.7 million, consisting principally of $381.5 million in deposits, $32.0 million in FHLB advances, $15.5 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2004, our shareholders’ equity was $36.1 million.

Federal Funds Sold

Management maintains federal funds sold as a tool in managing daily cash needs. Federal funds sold at December 31, 2005 and December 31, 2004 were $799,000 and $2.2 million respectively. The 63.0% decrease in year-end federal funds sold resulted from the timing of funding loan demand. Average federal funds sold for the twelve months ended December 31, 2005 and 2004 were approximately $6.0 million, or 1.23% of average earning assets, and approximately $2.0 million, or 0.48% of average earning assets, respectively. We continue to try to minimize federal funds sold in this low rate environment to maximize our use of earning assets.

Securities Portfolio

The primary objectives of our investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control our interest rate position while, at the same time, producing adequate levels of interest income.

The following table presents the carrying amounts of the securities portfolio at December 31 in each of the last three years.

	December 31,
	2005	2004	2003

Securities Available-for-Sale:
U.S. government and agency securities	$37,357	$31,744	$20,074
State and municipal securities	14,806	14,277	19,205
Mortgage-backed securities	15,803	14,927	14,355
Equity securities	3,604	3,707	1,729

Total	$71,570	$64,655	$55,363

Gross unrealized gains in the portfolio amounted to $574,000 at year-end 2005 and unrealized losses amounted to $1,284,000. Gross unrealized gains in the portfolio amounted to $909,000 at year-end 2004 and unrealized losses amounted to $337,000. For 2003, gross unrealized gains in the portfolio amounted to $967,000 and unrealized losses amounted to $316,000.

At December 31, 2005, 2004 and 2003 the percentage of the total carrying value of the securities portfolio to total assets was 12.1%, 13.7% and 13.5%, respectively.

The maturities and weighted average yields of our investments in securities (all available for sale) at December 31, 2005 are presented below. Taxable equivalent adjustments (using a 34% tax rate) have been made in calculating yields on tax-exempt obligations.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities Available-for-Sale

U.S. Government and agency securities	$6,441	3.42%	$30,916	3.42%	$--	0.00%	$--	0.00%
State and municipal securities	105	4.00	334	4.82	3,185	4.97	11,182	4.71
Mortgage-backed securities	--	0.00	111	4.91	1,997	4.13	13,695	4.19
Equity securities	--	0.00	--	0.00	--	0.00	3,604	5.30

Total Securities	$6,546	3.42%	$31,361	3.44%	$5,182	4.64%	$28,481	4.53%

There were no securities held by us of which the aggregate value by issuer on December 31, 2005 exceeded 10% of shareholders’ equity at that date. Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.

Loan Portfolio

Loans make up the largest component of our earning assets. In 2005, average loans (excluding nonaccrual loans of $1.3 million) represented 84.9% of average earning assets, while in 2004 average loans (excluding nonaccrual loans of $1.4 million) represented 85.9% of average earning assets. Average loans increased from $358.9 million (excluding nonaccrual loans of $1.4 million) with a yield of 6.6% in 2004, to $412.3 million (excluding nonaccrual loans of $1.3 million) with a yield of 7.8% in 2005. Loan demand in our market area remains strong due to the current interest rate environment, the amount of development occurring in our market, and the strong customer relationships that our employees have developed. The ratio of total loans to total deposits was 96.6% in 2005 and 98.9% in 2004.

The following table shows the classification of loans by major category at December 31, 2005, and for each of the preceding four years.

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial,
financial and
agricultural	$33,778	7.4%	$31,920	8.5%	$34,613	10.4%	$33,449	11.2%	$29,092	11.6%
Real estate --
Construction (1)	203,538	44.5	145,588	38.6	104,619	31.5	73,242	24.6	54,255	21.7
Real estate - other (2)	193,704	42.3	173,955	46.1	166,598	50.1	165,526	55.5	147,852	59.0
Consumer	21,051	4.6	20,957	5.6	20,535	6.2	20,296	6.8	19,370	7.7
Other loans	5,347	1.2	4,932	1.2	5,942	1.8	5,550	1.9	--	0.0
	457,418	100.0%	377,352	100.0%	332,307	100.0%	298,063	100.0%	250,569	100.0%
Allowance for loan
losses	(6,059)		(4,349)		(3,610)		(3,238)		(2,995)

Net loans	$451,359		$373,003		$328,697		$294,825		$247,574

(1)	The “real estate - construction” category includes residential construction loans and commercial construction loans.
(2)
The “real estate - other” category includes one- to- four family residential, home equity, multi-family (more than five) residential, commercial real estate and undeveloped agricultural real estate loans.

The following table shows the maturity distribution of selected loan classifications at December 31, 2005, and an analysis of these loan maturities. For the purposes of this schedule, loans that have reached the contractual floor rate are treated as having a pre-determined interest rate.

					Rate Structure for Loans
	Maturity				Maturing Over One Year
		Over One
	One	Year	Over		Predetermined	Floating or
	Year or	Through	Five		Interest	Adjustable
	Less	Five Years	Years	Total	Rate	Rate
	(Dollars in thousands)

Commercial, financial
and agricultural	$21,464	$11,483	$831	$33,778	$5,409	$6,905
Real estate - construction	169,701	32,291	1,546	203,538	22,580	11,257
Real estate - other	99,336	82,427	11,941	193,704	59,104	35,264

Total	$290,501	$126,201	$14,318	$431,020	$87,093	$53,426

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our income statement. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

Periodically, we adjust the amount of the allowance based on changing circumstances, including changes in general economic conditions, changes in the interest-rate environment, changes in loan concentrations in various areas of our banking activities, changes in identified troubled credits, and economic changes in our market area. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

At December 31, 2005, our allowance for loan losses was $6.1 million, or 1.32% of total outstanding loans, compared to an allowance for loan losses of $4.3 million, or 1.15% of outstanding loans, at December 31, 2004, and $3.6 million, or 1.09% of outstanding loans, at December 31, 2003. Further, during the fourth quarter, in connection with our preparation of the year-end financial statements to be included in this Report, we concluded that one of our loan assets, which we had previously identified as a possible problem asset, had become impaired under generally accepted accounting principles. The amount of this loan asset is $2,524,000.

Our allowance for loan losses at December 31, 2005, reflects a specific allocation for the impairment of this loan asset, in the amount of $850,000. Without this specific allocation, our loan loss reserves at December 31, 2005, are $5.2 million, or 1.14%, of our outstanding loans. We anticipate that the amount of this loan specifically reserved for will be charged off in the first quarter of 2006.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2001 to 2005.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$4,349	$3,610	$3,238	$2,995	$2,211
Loans charged off:
Commercial, financial, and agricultural	359	30	277	89	240
Real estate - construction	10	240	28	50	--
Real estate - other	41	158	638	427	134
Consumer	150	127	265	250	170
Total loans charged off	560	555	1,208	816	544

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	24	35	25	5	8
Real estate - construction	--	--	3	--	--
Real estate - other	--	2	50	--	6
Consumer	35	22	37	26	20
Total recoveries on loans previously
charged off	59	59	115	31	34

Net loans charged off	501	496	1,093	785	510

Provision for loan losses	2,211	1,235	1,465	1,028	1,294

Allowance for loan losses, at end of period	$6,059	$4,349	$3,610	$3,238	$2,995

Loans, net of unearned income, at end of period	$457,418	$377,352	$332,307	$298,063	$250,569

Average loans, net of unearned income,
outstanding at the end of the period	$413,561	$360,261	$316,605	$276,733	$234,031

Ratios:
Allowance at end of period to loans, net of
unearned income	1.32%	1.15%	1.09%	1.09%	1.20%
Allowance at end of period to average loans,
net of unearned income	1.47	1.21	1.14	1.17	1.28
Net charge-offs to average loans, net of
unearned income	0.12	0.14	0.35	0.28	0.22
Net charge-offs to allowance at end of period	8.27	11.40	30.28	24.24	17.03
Recoveries to prior year charge-offs	10.63	4.88	14.09	5.70	5.75

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans for the years ended December 31, 2001 to 2005.

Allocation of Allowance for Loan Losses

	At December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands)
Domestic Loans (1)
Commercial,
financial, and
agricultural	$3,209	7%	$548	8%	$1,257	10%	$1,615	11%	$807	12%
Real estate -
construction	271	45	421	39	184	32	85	25	193	22
Real estate -
other (1)	1,962	42	2,138	46	1,277	50	1,044	55	1,760	59
Consumer	202	5	425	6	267	6	168	7	235	7
Other loans	415	1	817	1	625	2	326	2	--	--

Total	$6,059	100%	$4,349	100%	$3,610	100%	$3,238	100%	$2,995	100%

(1) There are no foreign loans.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated and loans past due 90 days or more. Our policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were .24% of total loans at December 31, 2005 and 0.41% of total loans at December 31, 2004, compared to 0.50% at December 31, 2003.

It is our general policy to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. For each of the five years in the period ended December 31, 2005, the difference between gross interest income that would have been recorded in such period, if the nonaccruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period’s net income, was immaterial.

The following table shows our nonperforming assets as well as the ratio of the allowance for loan losses to total nonperforming assets, the total nonperforming loans to total loans, and the total nonperforming assets to total assets, for the years ended December 31, 2001 to 2005.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Nonaccruing loans	$1,020	$1,524	$1,127	$4,823	$1,642
Loans past due 90 days or more	71	34	521	334	12
Restructured loans	--	--	--	--	--
Total nonperforming loans	1,091	1,558	1,648	5,157	1,654
Nonaccruing securities	--	--	--	--	--
Other real estate	147	516	737	986	133

Total nonperforming assets	$1,238	$2,074	$2,385	$6,143	$1,787

Ratios:
Loan loss allowance to total
nonperforming assets	489.42%	209.69%	151.36%	52.71%	167.60%

Total nonperforming loans to total loans
(net of unearned interest)	0.24%	0.41%	0.50%	1.73%	0.66%

Total nonperforming assets to total assets	0.21%	0.44%	0.58%	1.60%	0.56%

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Average deposits increased 17.8%, from approximately $362.3 million in 2004 to approximately $426.8 million in 2005. Average deposits increased 12.9%, from approximately $320.8 million in 2003 to approximately $362.3 million in 2004. At December 31, 2005, total deposits were $473.3 million, of which $426.7 million or 90.2%, were interest bearing, at December 31, 2004, total deposits were $381.5 million, of which $348.6 million, or 91.4%, were interest bearing, and at December 31, 2003, total deposits were $332.9 million, of which $309.1 million, or 92.9%, were interest bearing. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $52.6 at December 31, 2005. At December 31, 2004, brokered deposits were $23.4 million. The increase in our brokered deposits is due to the fact that in 2005 we began using the Certificate of Deposit Account Registry Service, which accounted for 19.7 of total brokered deposits at December 31, 2005. Brokered deposits are a secondary source of deposits utilized to fund loan growth. In many instances, the cost of these deposits is comparable to our local deposits.

The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2005, 2004 and 2003, are as follows:

	Years ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$43,878	0.00%	$30,840	0.00%	$22,056	0.00%

Interest-bearing demand deposits	75,670	1.40	82,617	1.15	83,040	1.42
Savings deposits	84,653	2.06	61,281	1.16	45,318	0.92
Time deposits	222,561	3.29	187,578	2.42	170,419	3.15
Total interest-bearing deposits	382,884	2.65	331,476	1.87	298,777	2.33

Total average deposits	$426,762	2.37	$362,316	1.71	$320,833	2.17

Our core deposits, which exclude brokered and national certificates of deposits, were $397.3 million at December 31, 2005, an increase of 19.2% compared to $333.4 million at December 31, 2004. Core deposits as a percentage of total deposits were approximately 83.9% and 87.4% at December 31, 2005 and 2004, respectively. In 2005, we began using the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance on some of our larger customers. Although CDARS are required to be categorized as brokered deposits, these deposits represent deposits greater than $100,000 originated in our local markets that are placed with other institutions that are members in the CDARS network. By placing these deposits in these other institutions, the deposits of our customers are fully insured by the FDIC. In return for the deposits that we place with network institutions, we receive from network institutions, deposits that are approximately equal in amount of what was originated from our customers. In addition, the CDARS are priced at local rates, which generally have lower rates than rates being offered for brokered deposits. At December 31, 2005, CDARS represented $19.7 million of our deposits, or 4.2%. We continue to focus on increasing our core deposit base. The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2005: average noninterest-bearing demand deposits, 10.3%; and average savings deposits, 19.8%. Of average time deposits, approximately 55.6% were large denomination certificates of deposit.

Noninterest-bearing deposits increased $13.7 million, or 41.5%, from year-end 2004 to $46.6 million at December 31, 2005, and interest-bearing deposits increased $78.1 million, or 22.4%, during the same period to $426.7 million. The increase in noninterest-bearing deposits has been the result of our focus on providing excellent customer service to our small business customers and also by the development of relationships with new businesses that have moved into our communities. The increase in our interest-bearing deposits has been the result of offering competitive products to serve our customers as well as the development of relationships with individuals who have relocated to our communities.

The following table sets forth the maturities of our time deposits of $100,000 or more by category at December 31, 2005.

(Dollars in
thousands)

Three months or less	$28,618
Over three through six months	24,386
Over six through twelve months	44,484
Over twelve months	27,534

Total	$125,022

Borrowings

Short-Term Borrowings

Securities sold under agreements to repurchase amounted to $3.7 million at December 31, 2005, compared to $6.3 million at December 31, 2004, and $4.1 million at December 31, 2003. The weighted average rates were 1.24%, 1.36%, and 1.23% for 2005, 2004 and 2003, respectively. The total amount of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers who participate in repurchase agreements. We also had a short-term line of credit with the Federal Home Loan Bank with balances of $14.0 million, $9.2 million, and $5.0 million at December 31, 2005, 2004 and 2003, respectively. The short-term line of credit with the Federal Home Loan Bank is in the form of a daily rate credit. It floats daily based on the overnight funds market. The line of credit has a one year term and matures in May of each year. We have available a $30.0 million in lines of credit to purchase Federal Funds, on an unsecured basis, from commercial banks, of which $22.8 million was available at December 31, 2005. We had federal funds purchased that amounted to $7.2 million at year-end 2005, and $-0- at year-end 2004, compared to $3,000,000 at year-end 2003.

Short-term borrowings at December 31, 2005, 2004 and 2003 consisted of the following:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)

Federal funds purchased	$7,217	$--	$3,000
Securities sold under agreements to repurchase	3,675	6,264	4,086
FHLB line of credit	14,000	9,206	5,000

	$24,892	$15,470	$12,086

FHLB Advances

Our total borrowed funds consist primarily of long-term debt with maturities from one to ten years. At December 31, 2005 we were approved to borrow up to approximately $81.9 million under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in the loan and securities portfolios. At December 31, 2005, the outstanding balance of our credit line was $38.9 million, of which $14 million was accounted for as a short-term line of credit.

Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by us, received $6.0 million principal amount of the Trust’s floating rate cumulative trust preferred securities in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of our floating rate-subordinated debentures. We have fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the trust preferred securities. We account for the trust preferred securities as a minority interest of $186,000 and as a long-term debt liability in the amount of $6.2 million. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00 % percent until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2005 and 2004 was 7.25% and 5.16%, respectively. Subject to certain limitations, the trust preferred securities qualify as Tier 1 capital and are presented in the consolidated financial statements included elsewhere in this Form 10-K as “subordinated long-term capital notes”.

The sole assets of the Trust are the subordinated debentures issued by us. Both the trust preferred securities and the subordinated debentures have approximately 30-year lives. However, both we and the Trust have options to call our respective securities after five years, subject to regulatory capital requirements.

Capital Resources

Total shareholders’ equity was $59.8 million at December 31, 2005, an increase of $23.7 million from $36.1 million at December 31, 2004. This increase resulted primarily from net proceeds of $18.4 million stemming from the sale of approximately 1.3 million shares of our common stock in the fourth quarter of 2005. The increase was also due in part to net earnings of $5.1 million during 2005. We issued 33,000 shares of stock to our 401(k) Plan during 2005 for proceeds of $495,000. We had an additional $847,000 increase in the accumulated other comprehensive loss on our available-for-sale securities. In addition, the effects of the stock-based compensation expense as well as the exercise of 86,525 options during 2005 increased equity by $602,000, including the tax benefit.

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $64.3 million at December 31, 2005. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $70.4 million at year-end 2005. The percentage ratios as calculated under regulatory guidelines were 13.3% and 14.5% for Tier 1 and Total Capital, respectively, at year-end 2005. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2005, our leverage ratio was 11.35%, exceeding the regulatory minimum requirement of 4.0%.

The table following illustrates our regulatory capital ratios under federal guidelines at December 31, 2005, 2004 and 2003:

	Statutory	Years ended December 31,
	Minimum	2005	2004	2003
		(Dollars in thousands)

Tier 1 Capital		$64,301	$39,713	34,681

Tier 2 Capital		6,057	4,349	3,610

Total Qualifying Capital		$70,358	$44,062	$38,291

Risk Adjusted Total Assets (including
off-balance sheet exposures)		$484,577	$384,847	$331,638

Tier 1 Risk-Based Capital Ratio	4.0%	13.27%	10.32%	10.46%

Total Risk-Based Capital Ratio	8.0	14.52	11.45	11.55

Leverage Ratio	4.0	11.35	8.53	8.58

Return on Equity and Assets

The following table summarizes certain of our financial ratios for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

Return on average assets	0.99%	0.91%	0.78%
Return on average equity	12.18	12.23	10.85
Dividend payout ratio	--	--	--
Average equity to average assets ratio	8.11	7.42	7.23

Interest Rate Sensitivity Management

Interest rate sensitivity is a function of the repricing characteristics of our portfolios of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to changes in interest rates, either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing in future time periods. The differences are known as interest rate sensitivity gaps and are usually calculated separately for segments of time, ranging from zero to 30 days, 31 to 90 days, 91 days to one year, one to five years, over five years and on a cumulative basis.

The following table indicates that, in a rising interest rate environment, our earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets, if rates move simultaneously. As seen in the following table, for the first 30 days of repricing opportunity, there is an excess of earning assets over interest-bearing liabilities of approximately $490,000. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $59.9 million. During this one-year time frame, 86.1% of all interest-bearing liabilities will reprice compared to 65.5% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

The following table sets forth information regarding our rate sensitivity as of December 31, 2005 for each of the intervals indicated.

	0-30	31-90	90-365	1-5	Over 5
	Days	Days	Days	Years	Years	Total
	(Dollars in thousands)

Interest-earning assets (1)
Loans	$222,850	$23,191	$88,501	$117,267	$4,589	$456,398
Securities
Taxable	--	49	6,496	35,886	15,598	58,029
Tax-exempt	105	--	--	330	13,816	14,251
Time deposits in other banks	13,765	--	--	--	--	13,765
Federal funds sold	799	--	--	--	--	799
	237,519	23,240	94,997	153,483	34,003	543,242
Interest-bearing liabilities (2)
Demand deposits (3)	88,071	--	--	--	--	88,071
Savings deposits (3)	95,022	--	--	--	--	95,022
Time deposits	28,944	54,621	115,002	45,089	--	243,656
Other short-term borrowings	24,892	--	--	--	--	24,892
Long-term debt	100	150	2,650	10,050	12,000	24,950
Subordinated long-term capital notes	--	6,186	--	--	--	6,186
	237,029	60,957	117,652	55,139	12,000	482,777

Interest sensitivity gap	$490	$(37,717)	$(22,655)	$98,344	$22,003	$60,465
Cumulative interest
sensitivity gap	$490	$(37,227)	$(59,882)	$38,462	$60,465

Ratio of interest-earning assets
to interest-bearing liabilities	1.00	0.38	0.81	2.78	2.83

Cumulative ratio	1.00	0.88	0.86	1.08	1.13

Ratio of cumulative gap to total
interest-earning assets	0.00	(0.07)	(0.11)	0.07	0.11
__________________________

(1)	Excludes nonaccrual loans. Excludes unrealized gains/losses on securities.
(2)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3)	Demand and savings deposits are assumed to be core deposits and not likely to be affected by changing interest rates. These deposits typically reprice simultaneously with market changes.

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200	Up 200
	Basis Points	Basis Points
For the Twelve Months After December 31, 2005

Projected change in:
Interest income	(16.72)%	14.09%
Interest expense	(34.43)	32.95
Net interest income	(2.56)	14.51

Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

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

We have not experienced a high level of volatility in net interest income primarily because of our asset/liability management. Management continues to monitor the proper matching of asset/liability repricing to keep our volatility at a low level.

Off-Balance Sheet Arrangements

In the normal course of business, we offer a variety of financial products to our customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the Consolidated Financial Statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. We use the same credit policies and underwriting procedures for making off-balance sheet credit commitments and financial guarantees as it does for on-balance sheet extensions of credit. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of our allowance for loan losses. Management does not anticipate any material losses as a result of these commitments. The following is a discussion of these commitments:

Standby Letters of Credit. These agreements are used by our customers as a means of improving their credit standings in their dealings with others. Under these agreements, we agree to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2005 and 2004, we had issued standby letters of credit of approximately $3.5 million and $1.4 million, respectively. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments. As of December 31, 2005 and 2004, the bank had commitments outstanding to extend credit totaling approximately $73.4 million and $59.0 million, respectively.

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2005.

Payments due by period (in thousands)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$31,136	$1,900	$4,050	$7,000	$18,186
Operating Lease Obligations	962	36	71	72	783
Time Deposits	243,656	198,558	38,557	6,540	1
Construction commitments	901	901	--	--	--

	$276,655	$201,395	$42,678	$13,612	$18,970

Impact of Inflation

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123(R) eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25’s Accounting for Stock Issued to Employees intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. On April 21, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123(R) so the effective date is delayed to January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and will adopt it on January 1, 2006.

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

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm	41

Report of Independent Registered Public Accounting Firm	42

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004	43

Consolidated Statements of Income for the Years Ended
December 31, 2005, 2004 and 2003	44

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003	45

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004, and 2003	46

Notes to Consolidated Financial Statements	47

Quarterly Results (Unaudited)	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Appalachian Bancshares, Inc. and Subsidiaries
Ellijay, Georgia

We have audited the consolidated statement of financial condition of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Appalachian Bancshares, Inc. and subsidiaries for the years ended December 31, 2004 and 2003 were audited by other auditors whose report, dated March 17, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
February 10, 2006

Schauer Taylor Cox Vise& Morgan, P.C. Certified Public Accountants and Consultants

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

Birmingham, Alabama
March 17, 2005
/s/ Schauer Taylor Cox Vise & Morgan, P.C.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

	2005	2004
Assets

Cash and due from banks	$20,771,833	$4,953,563
Interest-bearing deposits with other banks	13,765,151	403,532
Federal funds sold	798,541	2,156,000
Cash and Cash Equivalents	35,335,525	7,513,095

Securities available-for-sale	71,570,323	64,654,722

Loans, net of unearned income	457,418,160	377,351,501
Allowance for loan losses	(6,059,238)	(4,348,618)
Net Loans	451,358,922	373,002,883

Premises and equipment, net	16,797,386	12,988,640
Accrued interest	4,750,975	2,901,737
Cash surrender value on life insurance	8,142,533	7,833,450
Intangibles, net	1,991,891	1,991,891
Other assets	2,658,180	1,924,710
Total Assets	$592,605,735	$472,811,128

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$46,560,796	$32,896,346
Interest-bearing deposits	426,748,963	348,601,825
Total Deposits	473,309,759	381,498,171

Short-term borrowings	24,891,739	15,469,540
Accrued interest	728,217	540,217
FHLB Advances	24,950,000	31,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	2,715,421	1,083,878
Total Liabilities	532,781,136	436,727,806

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
5,225,097 and 3,840,572 shares issued at December 31, 2005 and	52,251	38,406
2004, respectively
Paid-in capital	43,184,053	23,731,549
Retained earnings	17,756,750	12,635,174
Accumulated other comprehensive income (loss): net unrealized holding gains on securities available-for-sale, net of deferred
income tax	(468,659)	377,989
Less cost of treasury stock, 75,973 shares at 2005 and 2004	(699,796)	(699,796)
Total Shareholders’ Equity	59,824,599	36,083,322

Total Liabilities and Shareholders’ Equity	$592,605,735	$472,811,128

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest Income
Interest and fees on loans	$32,013,553	$23,652,087	$21,257,660
Interest on securities:
Taxable securities	1,842,975	1,401,522	1,058,688
Nontaxable securities	655,170	650,486	706,115
Interest on deposits with other banks	20,017	5,488	30,224
Interest on federal funds sold	218,469	26,369	37,362
Total Interest Income	34,750,184	25,735,952	23,090,049

Interest Expense
Interest on deposits	10,131,669	6,209,262	6,959,433
Interest on federal funds purchased and securities sold
under agreements to repurchase	173,861	123,282	82,722
Interest FHLB advances	1,169,518	941,835	1,129,209
Interest on subordinated long-term capital notes	404,450	283,600	85,200
Total Interest Expense	11,879,498	7,557,979	8,256,564

Net Interest Income	22,870,686	18,177,973	14,833,485
Provision for loan losses	2,210,900	1,235,107	1,465,000

Net Interest Income After Provision For Loan Losses	20,659,786	16,942,866	13,368,485

Noninterest Income
Customer service fees	1,433,835	1,233,655	844,669
Mortgage origination commissions	959,289	800,981	1,276,787
Securities losses	--	(22,633)	(16,978)
Other operating income	908,502	817,485	598,917
Total Noninterest Income	3,301,626	2,829,488	2,703,395

Noninterest Expenses
Salaries and employee benefits	8,740,788	6,884,579	5,645,790
Occupancy, furniture and equipment expense	2,014,372	1,955,683	1,611,939
Other operating expenses	5,582,503	4,999,746	4,474,256
Total Noninterest Expenses	16,337,663	13,840,008	11,731,985

Income before income taxes	7,623,749	5,932,346	4,339,895
Income tax expense	2,502,173	1,885,332	1,253,315

Net Income	$5,121,576	$4,047,014	$3,086,580

Earnings Per Common Share
Basic	$1.24	1.09	0.86
Diluted	1.21	1.04	0.81

Cash Dividends Declared Per Common Share	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	4,123,403	3,724,095	3,609,728
Diluted	4,247,334	3,885,490	3,809,625

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

			Accumulated
				Other
				Compre-
				hensive
	Common	Paid-in	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance at December 31, 2002	$36,398	$21,115,556	$5,805,986	$449,050	$(1,787,701)	$25,619,289

Retroactive effect of 10%
stock dividend	202	302,273	(304,406)	--	--	(1,931)
Net income 2003	--	--	3,086,580	--	--	3,086,580
Unrealized losses on available-
for-sale securities, net of
reclassification adjustment,
net of tax of $(10,107)	--	--	--	(19,616)	--	(19,616)
Comprehensive income	--	--	--	--	--	3,066,964
Effect of exercise and issuance of
stock options	747	528,583	--	--	--	529,330
Proceeds from issuance of
treasury stock	--	780,796	--	--	1,142,805	1,923,601
Acquisition of treasury stock	--	--	--	--	(54,900)	(54,900)

Balance at December 31, 2003	37,347	22,727,208	8,588,160	429,434	(699,796)	31,082,353

Net income 2004	--	--	4,047,014	--	--	4,047,014
Unrealized losses on available-
for-sale securities, net of
reclassification adjustment,
net of tax of $(26,501)	--	--	--	(51,445)	--	(51,445)
Comprehensive income	--	--	--	--	--	3,995,569
Proceeds from sale of common
stock to 401(k) plan	336	502,855	--	--	--	503,191
Effect of exercise and issuance of
stock options	723	501,486	--	--	--	502,209

Balance at December 31, 2004	38,406	23,731,549	12,635,174	377,989	(699,796)	36,083,322

Net income 2005	--	--	5,121,576	--	--	5,121,576
Unrealized losses on available-
for-sale securities, net of
tax of $436,151	--	--	--	(846,648)	--	(846,648)
Comprehensive income	--	--	--	--	--	4,274,928
Proceeds from sale of common
stock to 401(k) plan	330	494,670	--	--	--	495,000
Effect of exercise and issuance of
stock options	865	600,843	--	--	--	601,708
Proceeds from sale of common
stock through stock offering	12,650	18,356,991	--	--	--	18,369,641

Balance at December 31, 2005	$52,251	$43,184,053	$17,756,750	$(468,659)	$(699,796)	$59,824,599

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating Activities
Net income	$5,121,576	$4,047,014	$3,086,580
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization, and accretion, net	926,159	1,039,402	1,312,067
Provision for loan losses	2,210,900	1,235,107	1,465,000
Deferred tax benefit	(70,827)	(22,000)	(20,000)
Realized security losses, net	--	22,633	16,978
Loss on disposal of premises and equipment	59,158	24,205	8,630
Loss on disposition of other real estate	80,191	195,181	42,143
Increase in cash surrender value on life insurance	(309,083)	(241,034)	(109,173)
Increase in accrued interest receivable	(1,849,238)	(611,743)	(49,074)
(Increase) decrease in accrued interest payable	188,000	(130,397)	(305,542)
Other, net	1,290,228	280,116	685,954
Net Cash Provided By Operating Activities	7,647,064	5,838,484	6,133,563

Investing Activities
Proceeds from sales of securities available-for-sale	1,427,235	4,261,201	5,368,830
Proceeds from maturity, calls and paydown of
securities available-for-sale	6,008,703	12,472,586	23,121,518
Purchase of securities available-for-sale	(15,690,130)	(26,260,504)	(43,960,542)
Net increase in loans	(80,818,958)	(46,311,074)	(36,321,605)
Capital expenditures, net	(4,899,152)	(4,959,258)	(1,211,594)
Proceeds from sales of premises and equipment	160,909	241,917	27,746
Purchase of insurance contracts	--	(5,000,000)	--
Proceeds from disposition of foreclosed real estate	540,949	806,763	1,248,201
Net Cash Used In Investing Activities	(93,270,444)	(64,748,369)	(51,727,446)

Financing Activities
Net increase in demand deposits, NOW accounts,
and savings accounts	49,183,313	32,357,873	2,458,008
Net increase in certificates of deposit	42,628,275	16,221,350	14,178,184
Net increase in federal funds purchased, securities sold
under agreements to repurchase, and FHLB line of
credit	9,422,199	3,383,548	1,157,368
Issuance of FHLB advances	4,000,000	13,500,000	33,736,000
Repayment of FHLB advances	(11,000,000)	(7,242,858)	(31,592,858)
Compensation associated with issuance of stock options	18,746	42,301	21,739
Issuance of common stock	19,193,277	769,941	302,800
Sale of treasury stock	--	--	1,923,601
Purchase of treasury stock	--	--	(54,900)
Cash in lieu of fractional shares on stock dividend	--	--	(1,931)
Net Cash Provided By Financing Activities	113,445,810	59,032,155	22,128,011

Net Increase (Decrease) in Cash and Cash Equivalents	27,822,430	122,270	(23,465,872)

Cash and Cash Equivalents at Beginning of Year	7,513,095	7,390,825	30,856,697

Cash and Cash Equivalents at End of Year	$35,335,525	$7,513,095	$7,390,825

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly-owned subsidiary: Appalachian Community Bank (the “Bank”). Another corporation still in existence, Appalachian Information Management, Inc. (“AIM”) was formed as a wholly-owned subsidiary of the Bank, but ceased operations in August, 2002. These consolidated financial statements do not include any activities of AIM. The Company continues to keep AIM in existence, however, in order to retain the name for potential future use. All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

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

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies - Continued

The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities.

Declines in the fair value of individual held-to maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company had no trading or held-to-maturity securities as of December 31, 2005 and 2004.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses.

Loan origination and commitment fees, net of certain origination costs, are considered insignificant and are recognized immediately. Any significant net fees would be deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

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

Management determines the Bank’s loan loss allowance by first dividing the loan portfolio into two major categories: (1)satisfactory and past due loans and (2)problem loans. Loan loss reserves are calculated primarily based upon the historical loss experience by segment for the satisfactory and past due portion of the portfolio. The Bank uses the prior three year net loan charge off/recovery experience rate (net charge off percentage of total loans) to calculate the various segments in the loan portfolio. This experience rate is applied to the satisfactory and past due loans by segment, in order to determine the reserve amount for satisfactory and past due loans. Problem loans are considered individually for loans over $100,000. For problem loans $100,000 and under, a specific reserve will be calculated based on classification on the Bank’s watch list as follows: Grade 5 - Special Mention, 5% reserve; Grade 6 - Substandard, 15% reserve; Grade 7 - Doubtful, 50% reserve; and Grade 8 - Loss, 100% reserve. In management’s opinion, the Bank’s loan loss allowance is considered adequate at December 31, 2005 and 2004.

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

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2005, 2004 and 2003.

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

Foreclosed Assets

Foreclosed assets includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed assets. The carrying amount of foreclosed assets of December 31, 2005 and 2004 was $147,019 and $516,140, respectively.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $1,045,396, $782,000, and $516,000, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

At December 31, 2005, the Company had two stock-based employee compensation plans, which are more fully described in Note 15. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

	Years Ended December 31,
	2005	2004	2003

Net Income, As Reported	$5,121,576	$4,047,014	$3,086,580

Add: Stock-based compensation expense included
in net income, net of related taxes	18,745	42,301	21,739
Deduct: Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related taxes	(52,714)	(60,293)	(63,350)

Pro Forma Net Income	$5,087,607	$4,029,022	$3,044,969

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

	Years Ended December 31,
	2005	2004	2003

Basic Earnings per Common Share
As reported	$1.24	$1.09	$0.86
Pro Forma	1.23	1.08	0.84

Diluted Earnings per Common Share
As reported	1.21	1.04	0.81
Pro Forma	1.20	1.04	0.80

Weighted average fair value of options granted
during the year	4.89	3.79	4.20

Assumptions:
Average risk free interest rate	4.15%	4.07%	4.95%
Average expected volatility	15.80	21.30	22.53
Expected dividend yield	0.00	1.90	1.90
Expected life	7.5 years	7.5 years	7.5 years

The effects of applying SFAS No. 123 as amended by SFAS No. 148 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company’s Board.

Employee Benefit Plan

The Company has a 401(k) profit-sharing plan covering substantially all of its employees. Eligible participating employees may elect to contribute tax-deferred contributions. Company contributions to the plan are determined by the board of directors, not to exceed the amount that can be deducted for federal income tax purposes. The Company is presently matching up to 3% of the employee’s salary if the employee contributes at least 10%. The match is prorated if the employee contributes less than 10%.

Intangibles

Intangibles consist of goodwill. The goodwill represents a premium paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which was provided using the straight-line method over the estimated useful life of 20 years, until the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001. The carrying amount of goodwill at December 31, 2005 and 2004 is $1,991,891.

Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment as of December 31, 2005 and determined that there was no impairment of the carrying value.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - Continued

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. See Note 19 for a further discussion of these financial instruments.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $30 million, of which $22.8 million was available. In addition, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), of up to approximately $81,870,000, of which approximately $43,000,000 is available and unused, subject to proper collateralization.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25’s Accounting for Stock Issued to Employees intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a modified prospective method of adoption of SFAS No. 123, whereby the Company will be required to expense any unvested option. On April 21, 2005 the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) so the effective date is delayed to January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and will adopt it on January 1, 2006.

Earnings per Common Share

Basic earnings per common share are computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share.

	Years Ended December 31,
	2005	2004	2003

Weighted average of common shares outstanding	4,123,403	3,724,095	3,609,728
Effect of dilutive options	123,931	161,395	199,897
Weighted average of common shares outstanding
effected for dilution	4,247,334	3,885,490	3,809,625

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity sections of the statement of financial condition, such items, along with net income, are components of comprehensive income.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies - Continued

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2005	2004	2003

Unrealized gains (losses) on securities

Unrealized holding losses arising during period	$(1,282,799)	$(100,579)	$(46,701)
Reclassification adjustments for losses
included in net income	--	22,633	16,978
Net unrealized losses	(1,282,799)	(77,946)	(29,723)
Income tax related to items of other
comprehensive income	436,151	26,501	10,107

Other comprehensive loss	$(846,648)	$(51,445)	$(19,616)

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2005.

	Years Ended December 31,
	2005	2004	2003

Cash paid during the year for interest	$10,030,260	$7,688,376	$8,562,106

Cash paid during the year for income taxes	2,291,528	1,690,000	836,039

Non-cash Disclosures:

Loans transferred to foreclosed assets	252,019	1,563,178	1,517,302

Net decrease in unrealized gains and
losses on securities available-for-sale	(1,282,799)	(77,946)	(29,723)

Proceeds from sales of foreclosed assets
financed through loans	--	793,442	532,192

Tax benefit of the exercise of non-qualified options	254,326	193,158	204,791

Increase in cash surrender value on life insurance	309,083	241,034	109,173

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restrictions On Cash and Due From Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2005 and 2004, the average amount of the required reserves was $626,000 and $623,000, respectively.

Note 3 - Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 2005 and 2004 are presented below.

December 31, 2005		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale

December 31, 2005:
U.S. Government and agency securities	$38,175,337	$--	$817,790	$37,357,547
State and municipal securities	14,250,685	572,319	16,758	14,806,246
Mortgage-backed securities	16,120,789	1,656	319,515	15,802,930
Equity securities	3,733,600	--	130,000	3,603,600
	$72,280,411	$573,975	$1,284,063	$71,570,323

December 31, 2004:
U.S. Government and agency securities	$31,982,618	$45,348	$283,784	$31,744,182
State and municipal securities	13,458,279	819,037	--	14,277,316
Mortgage-backed securities	14,934,714	45,047	52,937	14,926,824
Equity securities	3,706,400	--	--	3,706,400
	$64,082,011	$909,432	$336,721	$64,654,722

At December 31, 2005, the Company’s available-for-sale securities reflected net unrealized losses of $710,088 that resulted in a decrease in stockholders’ equity of $468,659 net of deferred taxes. At December 31, 2004, the Company’s available-for-sale securities reflected net unrealized gains of $572,711, which resulted in an increase in stockholders’ equity of $377,989, net of deferred taxes.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities - Continued

The following tables show the Company’s securities’ gross unrealized losses and fair value, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

December 31, 2005
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available-for-Sale

U.S. Government and
agency securities	$16,620,277	$260,453	$20,737,270	$557,337	$37,357,547	$817,790
State and municipal
securities	1,143,100	16,758	--	--	1,143,100	16,758
Mortgage-backed
securities	10,095,729	121,178	5,519,968	198,337	15,615,697	319,515
Equity securities	720,000	130,000	--	--	720,000	130,000

	$28,579,106	$528,389	$26,257,238	$755,674	$54,836,344	$1,284,063

December 31, 2004
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available-for-Sale

U.S. Government and
agency securities	$15,217,628	$133,822	$5,797,158	$149,962	$21,014,786	$283,784
Mortgage-backed
securities	10,496,622	52,937	--	--	10,496,622	52,937

	$25,714,250	$186,759	$5,797,158	$149,962	$31,511,408	$336,721

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The securities at a loss for 12 months or more at December 31, 2005 and 2004 are in 20 and four securities, respectively, that are insured agencies of the United States Government and the losses can be attributable to changes in interest rates. Because the declines in value are not attributed to credit quality and the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities - Continued

The contractual maturities of securities available-for-sale at December 31, 2005 are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities Available-for-Sale

Due in one year or less	$6,600,645	$6,546,175
Due after one year through five years	32,120,691	31,361,598
Due after five years through ten years	5,161,369	5,182,397
Due after ten years	24,664,106	24,876,553
Equity securities	3,733,600	3,603,600

	$72,280,411	$71,570,323

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2005, were as follows:

	2005	2004	2003

Gross realized gains	$--	$--	$24,243
Gross realized losses	--	22,633	41,221

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $2,697,600 and $2,670,400 at December 31, 2005 and 2004, respectively. In addition to the restricted investment in Federal Home Loan Bank, the Company also had an investment in Federal Home Loan Bank preferred stock with a carrying value of $720,000 and $850,000 at December 31, 2005 and 2004, respectively. Equity securities also include an investment in Appalachian Capital Trust I. The amount of investment in the trust amounted to $186,000 at December 31, 2005 and 2004.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to $50,687,921 and $44,354,611 at December 31, 2005 and 2004, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004

Commercial, financial and agricultural	$33,778,091	$31,919,880
Real estate - construction	203,538,127	145,587,858
Real estate - mortgage	193,704,321	173,954,978
Consumer	21,051,214	20,956,568
Other loans	5,346,407	4,932,217
	457,418,160	377,351,501
Allowance for loan losses	(6,059,238)	(4,348,618)

Net loans	$451,358,922	$373,002,883

Total loans which the Company considered to be impaired at December 31, 2005 and 2004 were $3,543,578 and $1,524,541, respectively. Of these loans, $1,020,030 and $1,524,541 were on nonaccrual status at December 31, 2005 and 2004, respectively. Allowances on the impaired loans at December 31, 2005 and 2004 were $1,422,509 and $546,016, respectively. Impaired loans consisted primarily of commercial loans and real estate - mortgage loans as of December 31, 2005 and real estate - mortgage loans as of December 31, 2004. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was approximately $3,811,169 and $1,353,000, respectively. No material amount of interest income was recognized on nonaccrual loans for the years ended December 31, 2005 and 2004. For other impaired loans we collected approximately $184,000 in interest. For the year ended December 31, 2005, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period’s net income was approximately $70,000. In the year ended December 31, 2004, the amount was approximately $89,000.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

At December 31, 2005 and 2004, the Company had loans past due 90 days or more and still accruing interest of $70,974 and $34,263, respectively.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to $56,989,366 and $64,349,607 at December 31, 2005 and 2004, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance at beginning of year	$4,348,618	$3,609,794	$3,237,898

Charge-offs	(559,795)	(555,779)	(1,207,788)
Recoveries	59,515	59,496	114,684
Net charge-offs	(500,280)	(496,283)	(1,093,104)

Provision for loan losses	2,210,900	1,235,107	1,465,000

Balance at end of year	$6,059,238	$4,348,618	$3,609,794

Note 6 - Premises and Equipment

Premises and Equipment
Premises and equipment were as follows:

	December 31,
	2005	2004

Land	$3,873,396	$3,853,534
Buildings and improvements	6,877,816	7,060,222
Furniture and equipment	4,130,007	4,083,395
Computer equipment and software	1,612,414	1,429,038
Automobiles	247,167	175,971
Construction in progress	4,772,531	272,637
	21,513,331	16,874,797
Allowance for depreciation	(4,715,945)	(3,886,157)

	$16,797,386	$12,988,640

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2005, 2004 and 2003 was $870,339, $866,108 and $784,918, respectively.

In 2004, we purchased approximately 6.3 acres of land in Ellijay directly across the street from the main office upon which we are constructing a 39,000 square foot operations center. We have also constructed a maintenance building and a community building at this location to use as a meeting area, as well as for our customers to use for various community functions. The entire project is expected to cost approximately $6.3 million. Completion of this building is expected in March 2006.

Leases
The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2005, 2004 and 2003, rental expense for operating leases was approximately $69,684, $90,248 and $81,500, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment - Continued

Future minimum lease payments under noncancellable operating leases at December 31, 2005, are as follows:

Years Ending December 31,
2006	$36,385
2007	35,998
2008	35,074
2009	35,763
2010	35,917
Thereafter	$783,346

Total minimum lease payments	$962,483

Note 7 - Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2005 and 2004 were $125,022,322 and $108,687,921, respectively. The Company had brokered time deposits at December 31, 2005 and 2004 of $52,587,602 and $23,371,264, respectively. Demand deposits reclassified as loan balances as of December 31, 2005 and 2004 amounted to $172,599 and $143,076, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2005, are as follows:

Years ending December 31,
2006	$198,557,561
2007	36,202,647
2008	2,353,790
2009	4,937,476
2010	1,603,756
After 2010	969

$243,656,199

Note 8 - Short-term Borrowings

Short-term borrowings at December 31, 2005 and 2004 consist of the following:

	2005	2004

Federal funds purchased	$7,217,000	$--
Securities sold under repurchase agreements	3,674,739	6,263,790
FHLB line of credit	14,000,000	9,205,750

	$24,891,739	$15,469,540

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to ninety days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Home Loan Bank Advances

At December 31, 2005 and 2004, the Company had advances from the Federal Home Loan Bank (FHLB) totaling $24,950,000 and $31,950,000, respectively. These advances do not include the FHLB Daily Rate Credit included in short-term borrowings in the previous note.

FHLB advances consist of the following at December 31:
	2005	2004

Notes payable on line of credit at FHLB, with varying maturities from
September 2006 through December 2015, interest rate vary from
3.26 % to 6.77%, secured by residential mortgages	$24,950,000	$31,950,000

	Fixed	Variable
Years ending December 31,
2006	$400,000	$1,500,000
2007	2,900,000	--
2008	1,150,000	--
2009	--	5,000,000
2010	--	2,000,000
Thereafter	--	12,000,000

	$4,450,000	$20,500,000

Note 10 - Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating rate cumulative trust preferred securities (the “Trust Preferred Securities”) in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. The Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00% until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2005 and 2004 was 7.25% and 5.16%, respectively. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have approximately 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Other Operating Expenses

Other operating expenses consist of the following:

	2005	2004	2003

Professional fees	$1,274,662	$987,499	$948,335
Advertising and marketing	1,045,396	782,072	516,036
Data processing	653,283	536,713	569,915
Director and committee fees	531,686	426,505	314,500
Stationery and supplies	321,283	367,507	337,712
Other	1,756,193	1,899,450	1,787,758

Total other operating expenses	$5,582,503	$4,999,746	$4,474,256

Note 12 - Income Taxes

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Current
Federal	$2,906,000	$1,717,676	$1,150,739
State	401,000	189,656	122,576

Deferred
Federal	(737,827)	(18,000)	(19,000)
State	(67,000)	(4,000)	(1,000)

	$2,502,173	$1,885,332	$1,253,315

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%

Effect on rate of:
Tax-exempt securities	(2.9)	(3.7)	(5.4)
Tax-exempt loans	(0.1)	(0.2)	(1.0)
Interest expense disallowance	0.3	0.3	0.5
State income tax, net of federal tax	2.9	2.1	1.9
Other	(1.4)	(0.7)	(1.1)

Effective income tax rate	32.8%	31.8%	28.9%

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes - Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2005	2004

Net unrealized (gains) losses on securities available-for-sale	$241,430	$(194,722)
Depreciation	(520,566)	(595,580)
Allowance for loan losses	1,846,613	1,223,341
Deferred compensation	207,276	103,947
Other	504	(2,708)

Net deferred tax assets	$1,775,257	$534,278

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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Bank’s customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Bank agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2005 and 2004, the Bank has issued standby letters of credit of approximately $3,491,000 and $1,403,000. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments: As of December 31, 2005 and 2004, the Bank had commitments outstanding to extend credit totaling approximately $73,363,000 and $59,005,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Bank is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

Note 14 - Concentrations of Credit

Substantially all of the Bank’s loans, commitments and standby letters of credit have been granted to customers in the Bank’s market area. The concentrations of credit by type of loan are set forth in Note 4 and includes a concentration on loans secured by real estate. The commitments to extend credit relate primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Option Plans

The Company has adopted a 1997 Employee Stock Incentive Plan and a 1997 Directors’ Non-qualified Stock Option Plan and a 2003 Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees the opportunity to purchase shares of the Company’s $0.01 par value common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the date of grant subject to vesting requirements.

The following sets forth certain information regarding stock options for the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	360,300	$6.07	433,140	$5.65	502,810	$5.11
Granted	52,000	16.16	5,000	15.00	18,000	13.92
Exercised	(86,525)	3.80	(72,340)	3.68	(82,170)	3.69
Forfeited	(31,800)	15.10	(5,500)	12.73	(5,500)	13.64

Outstanding at end of year	293,975	7.55	360,300	6.07	433,140	5.65

Exercisable at end of year	243,675	5.94	325,660	5.29	362,780	4.57

Weighted average fair value
of options granted	$4.89		$3.79		$4.20

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options with an Exercise Price Range
of $3.64 to $5.45	199,075	2.22	$4.35	199,075	$4.35
Options with an Exercise Price
of $12.73 to $16.55	94,900	7.30	14.25	44,600	13.03

Total Options Outstanding	293,975	3.86	7.55	243,675	5.94

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters

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

As of December 31, 2005, the Bank could declare dividends of approximately $3,013,000 without regulatory consent, subject to the Bank’s compliance with regulatory capital restrictions. It is anticipated that any such dividends would be used for the payment of long-term debt service.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To become well capitalized the Company the Bank must maintain minimum Total Capital, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the table following table.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Regulatory Matters - Continued

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
					Under Prompt
					Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2005:

Total Capital
Consolidated	$70,358	14.52%	$38,766	8.00%	$	N/A	N/A
Appalachian Community Bank	52,819	10.91	38,744	8.00		48,430	10.00%
Tier 1 Capital
Consolidated	64,301	13.27	19,383	4.00		N/A	N/A
Appalachian Community Bank	46,765	9.66	19,372	4.00		29,058	6.00
Tier 1 Leverage
Consolidated	64,301	11.35	22,652	4.00		N/A	N/A
Appalachian Community Bank	46,765	8.26	22,637	4.00		28,296	5.00

As of December 31, 2004:

Total Capital
Consolidated	$44,062	11.45%	$30,788	8.00%	$	N/A	N/A
Appalachian Community Bank	41,586	10.82	30,752	8.00		38,440	10.00%
Tier 1 Capital
Consolidated	39,713	10.32	15,394	4.00		N/A	N/A
Appalachian Community Bank	37,237	9.69	15,376	4.00		23,064	6.00
Tier 1 Leverage
Consolidated	39,713	8.53	18,618	4.00		N/A	N/A
Appalachian Community Bank	37,237	8.01	18,597	4.00		23,246	5.00

Note 17 - Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; that is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company’s contribution to the plan is determined by its board of directors. The Company made discretionary cash contributions to the plan of approximately $472,200 in 2005, $313,200 in 2004 and $300,200 in 2003.

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors. Expenses recognized for the years ended December 31, 2005, 2004, and 2003 related to these plans were $277,426, $97,653 and $33,331, respectively. The estimated amounts to be paid under the compensation plan have been partially provided for through the purchase of life insurance policies on certain officers and directors. Accrued deferred compensation of $575,667, and $288,741 is included in other liabilities as of December 31, 2005 and 2004, respectively. Cash surrender values of $8,142,533 and $7,833,450 on the insurance policies is included in other assets at December 31, 2005 and 2004, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 2005 and 2004. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

	2005	2004

Balance at beginning of year	$11,237,734	$7,988,488
New loans	9,738,361	11,237,794
Repayments	(6,595,460)	(5,754,205)
Participations sold	1,103,176	(2,234,343)
Change in related parties	(4,267,156)	--

Balance at end of year	$11,216,655	$11,237,734

Deposits: Deposits held from related parties were $2,075,324 and $3,117,444 at December 31, 2005 and 2004, respectively.

Construction contracts: During 2005 and 2004, the Bank used as a construction contractor, a company owned by one of the directors of the Company. Amounts paid to this construction contractor in 2005 amounted to $469,780, and amounts paid in 2004 amounted to $309,791.

Purchases: The Bank purchases telecommunication, internet, cable and advertising services from a local telecommunications company. One of the directors of the Company and the Bank, serves as executive vice president and chief operations officer of this telecommunications company. Amounts paid to the Company in 2005 and 2004 amounted to $231,728 and $196,000, respectively.

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

Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value of Financial Instruments - Continued

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

Short-term Borrowings: The fair value of short-term borrowings, including securities sold under agreements to repurchase, is estimated to be approximately the same as the carrying amount.

FHLB Advances and Subordinated Debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Letters of Credit, and Financial Guarantees Written: The fair value of commitments and letters of credit is estimated to be approximately the fees charged for these arrangements.

The estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial Assets
Cash and short-term investments	$35,336	$35,336	$7,513	$7,513
Securities	71,570	71,570	64,655	64,655
Loans	451,359	449,416	373,003	372,767
Accrued interest receivable	4,751	4,751	2,902	2,902

Total Financial Assets	$563,016	$561,073	$448,073	$447,837

Financial Liabilities
Deposits	$473,310	$473,276	$381,498	$367,583
Short-term borrowings	24,892	24,892	15,470	15,470
Accrued interest payable	728	728	540	540
FHLB advances	31,136	31,157	38,136	38,048

Total Financial Liabilities	$530,066	$530,053	$435,644	$421,641

Unrecognized financial instruments
Commitments to extend credit	$73,363	$448	$59,005	$236
Standby letters of credit	3,491	21	1,403	6

Total Unrecognized Financial
Instruments	$76,854	$469	$60,408	$242

Note 20 - Stock Offering

On September 23, 2005, the Company filed a Registration Statement on Form S-2 to register up to 1,265,000 shares of its common stock for sale in a public offering. In November 2005, the Company completed the sale of 1,265,000 shares of its common stock receiving net proceeds of approximately $18.4 million. The Company intends to use the proceeds of the offering for general corporate purposes.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Parent Information

Statements of Financial Condition

	December 31,
	2005	2004
Assets
Cash and due from banks	$17,291,201	$2,150,693
Investment in subsidiaries	48,287,718	39,607,384
Securities available-for-sale	186,000	186,000
Other assets	623,641	498,721

Total Assets	$66,388,560	$42,442,798

Liabilities and Shareholders’ Equity
Subordinated long-term capital notes	$6,186,000	$6,186,000
Other liabilities	377,961	173,476
Total Liabilities	6,563,961	6,359,476

Total Shareholders’ Equity	59,824,599	36,083,322

Total Liabilities and Shareholders’ Equity	$66,388,560	$42,442,798

Statements of Income

	Years ended December 31,
	2005	2004	2003
Income
Interest	$—	$—	$—

Dividends from subsidiaries	—	—	—
Other income	11,227	9,638	—
	11,227	9,638	—

Expenses
Interest	404,450	283,600	201,454
Other expenses	1,016,182	755,571	729,245
	1,420,632	1,039,171	930,699

Loss before income taxes and equity in undistributed
earnings of subsidiaries	(1,409,405)	(1,029,533)	(930,699)
Income tax benefits	504,000	365,835	378,685

Loss before equity in undistributed earnings
of subsidiaries	(905,405)	(663,698)	(552,014)

Equity in undistributed earnings of subsidiaries	6,026,981	4,710,712	3,638,594

Net Income	$5,121,576	$4,047,014	$3,086,580

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Condensed Parent Information - Continued

Statements of Cash Flow

	Years ended December 31,
	2005	2004	2003
Operating Activities
Net Income	$5,121,576	$4,047,014	$3,086,580
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Equity in undistributed income of subsidiaries	(6,026,981)	(4,710,712)	(3,638,594)
Increase (decrease) in accrued interest payable	31,075	(36,938)	85,200
Other	302,815	892,869	(483,620)
Net Cash Used In Operating Activities	(571,515)	192,233	(950,434)

Investing Activities
Investment in preferred securities trust	—	—	(186,000)
Capital injection in subsidiaries	(3,500,000)	—	(1,500,000)
Net Cash Used In Investing Activities	(3,500,000)	—	(1,686,000)

Financing Activities
Proceeds from issuance of subordinated long-term
capital notes	—	—	6,186,000
Repayment of long-term debt	—	—	(4,600,000)
Proceeds from issuance of common stock	19,193,277	769,941	302,800
Purchases of treasury stock	—	—	(54,900)
Compensation associated with issuance of options	18,746	42,301	21,739
Proceeds from issuance of treasury stock	—	—	1,923,601
Cash paid in lieu of fractional shares on stock dividend	—	—	(1,931)
Net Cash Provided By Financing Activities	19,212,023	812,242	3,777,309

Net Increase (Decrease) in Cash and Cash Equivalents	15,140,508	1,004,475	1,140,875

Cash and Cash Equivalents at Beginning of Year	2,150,693	1,146,218	5,343

Cash and Cash Equivalents at End of Year	$17,291,201	$2,150,693	$1,146,218

Cash paid during the year for:
Interest	$373,375	$320,538	$116,254

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters of each of the years ended December 31, 2005 and 2004 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Total interest income	$7,233	$8,114	$9,267	$10,135
Total interest expense	2,332	2,684	3,209	3,653
Provision for loan losses	437	492	617	665
Net interest income after
provision for loan losses	4,464	4,938	5,441	5,817
Total noninterest income	746	783	834	937
Total noninterest expense	3,833	3,870	4,191	4,442
Income tax expense	412	591	694	806
Net income	$965	$1,260	$1,390	$1,506

Per Common Share:
Basic earnings	$0.26	$0.33	$0.36	$0.30
Diluted earnings	0.25	0.32	0.35	0.30

2004:
Total interest income	$6,026	$6,260	$6,536	$6,914
Total interest expense	1,739	1,793	1,927	2,099
Provision for loan losses	360	291	274	310
Net interest income after
provision for loan losses	3,927	4,176	4,335	4,505
Securities gains (losses)	--	(23)	—	—
Total noninterest income	675	706	726	745
Total noninterest expense	3,279	3,437	3,508	3,616
Income tax expense	427	442	485	531
Net income	$896	$980	$1,068	$1,103

Per Common Share:
Basic earnings	$0.24	$0.26	$0.29	$0.30
Diluted earnings	0.23	0.25	0.27	0.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this Report and have concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Proxy Statement (the “2006 Proxy Statement”) relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference. We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers, a copy of which is filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Related Party Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Quarterly Results (Unaudited)

2.    Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.    Exhibits.

The following exhibits are filed or incorporated by reference as part of this Report:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1
1997 Directors’ Non-Qualified Stock Option Plan (included as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.2	1997 Employee Incentive Stock Incentive Plan (included as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit

10.3
Adoption Agreement for the Appalachian Bancshares, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.4
Pentegra Services, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.5
Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997 and incorporated herein by reference).

10.6
Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.7	2003 Stock Option Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).*

10.8	Form of Stock Option Agreement (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.9
Form of Change in Control Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.10
Form of Salary Continuation Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.11
Form of Salary Continuation Agreement for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

14
Code of Ethics for CEO and Senior Financial Officers (included as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit

23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Schauer, Taylor, Cox, Vise & Morgan, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2006.

APPALACHIAN BANCSHARES, INC.

By: /s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tracy R. Newton	Date: March 30, 2006
Tracy R. Newton, Chief Executive
Officer and Director (principal executive officer)

/s/ Joseph T. Moss, Jr.	Date: March 30, 2006
Joseph T. Moss, Jr., President and Chief Operating Officer (principal accounting and financial officer)

/s/ Alan S. Dover	Date: March 30, 2006
Alan S. Dover, Director

/s/ Charles A. Edmondson	Date: March 30, 2006
Charles A. Edmondson, Director

/s/ Roger E. Futch	Date: March 30, 2006
Roger E. Futch, Director

/s/ Joseph C. Hensley	Date: March 30, 2006
Joseph C. Hensley, Director

/s/ Frank E. Jones	Date: March 30, 2006
Frank E. Jones, Director

/s/ J. Ronald Knight	Date: March 30, 2006
J. Ronald Knight, Chairman and Director

/s/ Kenneth D. Warren	Date: March 30, 2006
Kenneth D. Warren, Director

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):

Exhibit Number	Description of Exhibit

21	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Schauer, Taylor, Cox, Vise & Morgan, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.