Form 10-Q
period 2006-03-31
APPALACHIAN BANCSHARES INC
filed 2006-05-11
CIK 1019883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 000-21383
APPALACHIAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification No.)

822 Industrial Boulevard
Ellijay, Georgia 30540
(Address of principal executive offices)

(706) 276-8000
(Registrant’s telephone number, including area code)

829 Industrial Boulevard
Ellijay, Georgia 30540
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,156,124 shares of common stock, $0.01 par value per share, outstanding as of April 30, 2006.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.
APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$7,741,610	$20,771,833
Interest-bearing deposits with other banks	7,958,819	13,765,151
Federal funds sold	6,140,438	798,541
Cash and Cash Equivalents	21,840,867	35,335,525

Securities available-for-sale	72,103,127	71,570,323

Loans, net of unearned income	492,678,631	457,418,160
Allowance for loan losses	(6,002,306)	(6,059,238)
Net Loans	486,676,325	451,358,922

Premises and equipment, net	18,263,979	16,797,386
Accrued interest	4,994,241	4,750,975
Cash surrender value on life insurance	8,213,561	8,142,533
Intangibles, net	1,991,891	1,991,891
Other assets	3,284,900	2,658,180
Total Assets	$617,368,891	$592,605,735

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$50,660,661	$46,560,796
Interest-bearing deposits	439,892,813	426,748,963
Total Deposits	490,553,474	473,309,759

Short-term borrowings	25,774,927	24,891,739
Accrued interest	860,185	728,217
FHLB Advances	29,700,000	24,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	2,910,734	2,715,421
Total Liabilities	555,985,320	532,781,136

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,232,097 and 5,225,097 shares issued at March 31, 2006 and at December 31, 2005, respectively	52,321	52,251
Paid-in capital	43,302,491	43,184,053
Retained earnings	19,292,087	17,756,750
Accumulated other comprehensive (loss): net unrealized holding losses on securities available-for-sale, net of deferred income tax	(563,532)	(468,659)
Less cost of treasury stock, 75,973 shares at March 31, 2006 and December 31, 2005, respectively	(699,796)	(699,796)
Total Shareholders’ Equity	61,383,571	59,824,599

Total Liabilities and Shareholders’ Equity	$617,368,891	$592,605,735

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Interest and fees on loans	$10,300,759	$6,633,431
Interest on securities:
Taxable securities	530,937	424,387
Nontaxable securities	167,250	162,483
Interest on deposits with other banks	7,884	1,716
Interest on federal funds sold	55,946	11,426
Total Interest Income	11,062,776	7,233,443

Interest Expense
Interest on deposits	3,669,601	1,919,524
Interest on short-term borrowings	34,232	49,753
Interest on FHLB advances	267,502	273,164
Interest on subordinated long-term capital notes	103,900	90,000
Total Interest Expense	4,075,235	2,332,441

Net Interest Income	6,987,541	4,901,002
Provision for loan losses	885,000	437,000

Net Interest Income After Provision for Loan Losses	6,102,541	4,464,002

Noninterest Income
Customer service fees	376,263	307,273
Mortgage origination commissions	273,946	214,660
Other operating income	209,082	224,241
Total Noninterest Income	859,291	746,174

Noninterest Expenses
Salaries and employee benefits	2,690,519	1,943,987
Occupancy, furniture and equipment expense	514,301	522,224
Other operating expenses	1,380,814	1,367,029
Total Noninterest Expenses	4,585,634	3,833,240

Income before income taxes	2,376,198	1,376,936
Income tax expense	840,861	411,611

Net Income	$1,535,337	$965,325

Earnings per Common Share
Basic	$0.30	$0.26
Diluted	0.29	0.25

Cash Dividends Declared per Common Share	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	5,153,697	3,778,801
Diluted	5,289,201	3,929,673

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2006 and 2005
                                                  (Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Income	$1,535,337	$965,325

Other comprehensive loss, net of tax benefit:
Unrealized losses on securities:
Unrealized holding loss arising during the period	(143,747)	(930,705)
Income tax benefit related to items
of other comprehensive loss	48,874	316,440
Other comprehensive loss	(94,873)	(614,265)

Comprehensive Income	$1,440,464	$351,060

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net Income	$1,535,337	$965,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	195,490	259,060
Provision for loan losses	885,000	437,000
Deferred tax benefit	(11,139)	(14,389)
Loss on disposition of other real estate	18,173	82,691
Increase in cash surrender value on life insurance	(71,028)	(67,331)
(Increase) decrease in accrued interest receivable	(243,266)	67,651
Increase in accrued interest payable	131,968	54,706
Other, net	38,692	730,811
Net Cash Provided by Operating Activities	2,479,227	2,515,524

Investing Activities
Purchase of securities available-for-sale, net	(677,504)	(381,078)
Net increase in loans	(36,653,403)	(11,205,971)
Capital expenditures, net	(1,661,147)	(527,219)
Proceeds from disposition of foreclosed real estate	--	112,154
Net Cash Used in Investing Activities	(38,992,054)	(12,002,114)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	23,002,964	6,675,977
Net increase (decrease) in certificates of deposit	(5,736,491)	6,389,639
Net increase in short-term borrowings	883,188	9,058,584
Proceeds from long-term debt	5,000,000	--
Repayment of long-term debt	(250,000)	(550,000)
Proceeds from issuance of common stock	95,508	683,000
Compensation associated with issuance of stock options	23,000	4,256
Net Cash Provided By Financing Activities	23,018,169	22,261,456

Net Increase (Decrease) in Cash and Cash Equivalents	(13,494,658)	12,774,866

Cash and Cash Equivalents at Beginning of Period	35,335,525	7,513,095

Cash and Cash Equivalents at End of Period	$21,840,867	$20,287,961

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$3,943,267	$2,277,735
Income taxes	668,766	--

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

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated statement of financial condition at December 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements for the year ended December 31, 2005, and footnotes thereto, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006.

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

Note C - Stock Based Compensation

The Company has two stock-based employee compensation plans as discussed below. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a modified prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not vested as of January1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

APPALACHIAN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $7,625 and $4,956 lower, respectively, than if it had continued to account for share-based compensation under the provisions of SFAS No. 123, as provided by SFAS No. 148. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been the same as the reported amounts of $0.30 and $0.29 since the change in net income was insignificant.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2006 and 2005, there were no tax benefits of deductions resulting from the exercise of stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

Three Months
Ended
March 31, 2005

Net income, as reported	$965,325

Add: Stock-based compensation
expense included in net income,
net of related taxes	4,256

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax	(8,588)

Pro forma net income	$960,993

Basic Earnings per Common Share:
As reported	$0.26
Pro forma	$0.25

Diluted Earnings per Common Share:
As reported	$0.25
Pro forma	$0.24

The compensation cost that has been charged against income for the Plans was $23,000 and $4,256 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $-0- for the same three month periods.

The Company’s 1997 Employee Stock Incentive Plan and the 1997 Directors’ Nonqualified Stock Option Plan (“the 1997 Plan”), which are shareholder approved, permits the grant of share options to its employees for up to 440,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. At its discretion, the Board may provide in any stock option agreement under the 1997 Plan (or in an amendment thereto) that in the event of a change in control, any outstanding options covered by such an agreement shall be fully vested, nonforfeitable and become exercisable as of the date of the change in control.

APPALACHIAN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s 2003 Stock Option Plan (“the 2003 Plan”), which is shareholder approved, permits the grant of share options to its employees and directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the average of the high and low market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. All options under the 2003 Plan, in the event of a change in control, shall become immediately exercisable and fully vested for a period of 60 days beginning on the date of the change in control.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise, employee termination and forfeitures within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted-average assumptions were used for the indicated periods.

	Three Months Ended
	March 31,
	2006	2005(1)
Dividend yield	0%	N/A
Expected volatility	15.52%	N/A
Risk-free interest rate	4.54%	N/A
Expected life of options (in years)	7.50%	N/A
Weighted-average grant-date fair value	5.54%	N/A

(1) There were no grants of options during the three months ended March 31, 2005.

APPALACHIAN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents stock option activity for the three months ended March 31, 2006:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding beginning of period	293,975	$7.55
Granted	4,500	17.03
Exercised	(4,200)	13.81
Forfeited	--	--
Expired	--	--

Outstanding end of period	294,275	$7.60	3.66 Yrs

Outstanding exercisable end of period	240,225	$5.83	2.57 Yrs

Shares available for future stock options grants to employees and directors under existing plans were 223,560 at March 31, 2006. At March 31, 2006 the aggregate intrinsic value of shares outstanding was $3.3 million, and the aggregate intrinsic value of options exercisable was $3.1 million. Cash received from the exercise of options was $58,000 and $12,000 for the three months ended March 31, 2006 and 2005, respectively. Total intrinsic value of options exercised was $20,450 and $23,200 for the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes our nonvested stock options activity for the three months ended March 31, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested stock options beginning of period	50,300	$4.57
Granted	4,500	5.54
Vested	(750)	4.98
Forfeited	--	--

Nonvested stock options end of period	54,050	$4.65

As of March 31, 2006, there was $173,216 of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.89 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $3,735 and $-0-, respectively.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. The following discussion describes our results of operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, and also analyzes our financial condition as of March 31, 2006 as compared to December 31, 2005.

Like most community banks, we derive the majority of our income from interest and fees received on our loans. Our primary sources of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of GAAP in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our Annual Report on Form 10-K.

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

Results of Operations

Income Statement Review

Three months ended March 31, 2006 and 2005

Overview

Our net income for the three months ended March 31, 2006 was $1,535,337, compared to net income of $965,325 for the same period in 2005, or an increase of 59.0%. The increase in net income during the period was primarily attributable to the continued increase in both loans and the net interest margin. The return on average assets for the three month period ended March 31, 2006 was 1.07% compared to 0.81% for the same period in 2005. The return on average equity for the same period was 10.32% in 2006 versus 10.62% in 2005.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2006, net interest income increased $2,086,539, or 42.6%, to $6,987,541, compared to $4,901,002 for the same period in 2005. The growth in net interest income during the three month period resulted from an increase of $3,829,333, or 52.9%, in interest income, partially offset by an increase of $1,742,794, or 74.7%, in interest expense. The increase in interest income and interest expense is directly related to the rising rate environment as well as continued competition locally for loans and deposits.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The taxable equivalent net interest margin was 5.25% for the three month period ended March 31, 2006 compared to 4.52% for the same period in 2005. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.77% in the first three months of 2006 compared to 4.31% during the same period for 2005.

The following table shows, for the three months ended March 31, 2006 and 2005, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			March 31, 2005
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates (4)	Balance	Expense	Rates (4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned
income (1)	$467,730	$10,302	8.93%	$380,214	$6,635	7.08%
Investment securities (2)	71,253	772	4.39	63,654	660	4.21
Interest-bearing deposits	597	8	5.43	476	2	1.70
Federal funds sold	5,994	56	3.79	1,926	11	2.32
Total interest-earning assets (3)	$545,574	11,138	8.28	$446,270	7,308	6.64

Interest-bearing liabilities:
Demand deposits	$78,416	371	1.92	76,704	241	1.27
Savings deposits	93,805	637	2.75	72,820	272	1.51
Time deposits	257,129	2,662	4.20	204,827	1,407	2.79
Total deposits	429,350	3,670	3.47	354,351	1,920	2.20

Other short-term borrowings	6,271	34	2.20	7,388	49	2.69
Long-term debt	34,571	371	4.35	43,325	363	3.40
Total interest-bearing
liabilities	$470,192	4,075	3.51	$405,064	2,332	2.33

Net interest income/net
interest spread		7,063	4.77%		4,976	4.31%

Net yield on earning assets			5.25%			4.52%

Taxable equivalent adjustment:
Loans		1			2
Investment securities		74			73
Total taxable equivalent
adjustment		75			75

Net interest income		$6,988			$4,901

1.	Average loans do not include average nonaccrual loans of $1.1 million for 2006 and $1.3 million for 2005. All loans and deposits are domestic.
2.	Average securities do not include average unrealized losses of $741,000 for 2006 and unrealized gains of $430,000 for 2005.
3.
Tax equivalent adjustments have been based on an assumed tax rate of 34%, and do not give effect to the disallowance for federal income tax purposes of interest expense related to certain tax-exempt earning assets.

4.	Annualized.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $885,000 for the three months ended March 31, 2006, compared to $437,000 for the same period of 2005. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 was $859,291, compared to $746,174 for the same period in 2005, an increase of 15.2%. Service fees on deposit accounts, the largest component of noninterest income, increased $68,990, or 22.5%, to $376,263 for the first three months of 2006 from $307,273 during the same period of 2005. For the three months ended March 31, 2006, mortgage origination commissions increased by $59,286 compared to the same period in 2005. This increase in mortgage origination commissions is primarily due to our market’s increased mortgage activity in combination with recent efforts to strengthen this business line. Other operating income decreased by $15,159 for the first three months of 2006, as compared to the same period in 2005. For the first three months of 2006 and 2005, we recorded no gains or losses on sale of investment securities.

Noninterest Expenses

Total noninterest expenses increased by $752,394, or 19.6%, for the three months ended March 31, 2006, compared to the same period in 2005, relating, in part, to an increase in salaries and employee benefits of $746,532, or 38.4%. This increase in salaries and employee benefits was due to the addition of employees necessary to support our continued growth.  Since March 31, 2005, we have had 35 key personnel additions.

Other operating expenses increased by $13,785 for the first three months of 2006, as compared to the same period in 2005. This increase was due in part to an increase of marketing costs of $51,000, data processing costs of $24,000, business license fees of $31,000, as well as an increase in merchant credit card expenses of $28,000. These expenses were partially offset by the fact that we had a loss on sale of assets and foreclosed real estate in the first quarter of 2005 in the amount of $124,000 and no such losses occurred in the current period.

Income Taxes

The provision for income taxes for the three months ended March 31, 2006 was $840,861, an increase of $429,250, compared to the same period in 2005. The increase in the provision is associated with the increase in taxable net earnings for the first three months of 2006. The effective tax rates were 35.4% and 29.9% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate has increased due to the fact that while our income increased our nontaxable income remained relatively constant.

Balance Sheet Review

General

At March 31, 2006, we had total assets of $617.4 million, consisting principally of $486.7 million in loans (net of allowance of $6.0 million), $72.1 million in investments, $6.1 million in federal funds sold and $7.7 million in cash and due from banks. Our liabilities at March 31, 2006 totaled $556.0 million, consisting principally of $490.6 million in deposits, $29.7 million in FHLB advances, $25.8 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At March 31, 2006, our shareholders’ equity was $61.4 million.

At December 31, 2005, we had total assets of $592.6 million, consisting principally of $451.4 million in loans (net of allowance of $6.1 million), $71.6 million in investments, $799,000 million in federal funds sold and $20.8 million in cash and due from banks. Our liabilities at December 31, 2005 totaled $532.8 million, consisting principally of $473.3 million in deposits, $25.0 million in FHLB advances, $24.9 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2005, our shareholders’ equity was $59.8 million.

Federal Funds Sold

Federal funds sold at March 31, 2006 and December 31, 2005 were $6.1 million and $799,000, respectively, an increase of $5.3 million. The increase federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $70.5 million during the first three months of 2006 and totaled $72.1 million at March 31, 2006. Total investment securities averaged $64.1 million during the first three months of 2005 and totaled $71.6 million at December 31, 2005. At March 31, 2006, our total investment securities portfolio had an unrealized net loss of $854,000.

Loan Portfolio

Loans make up the largest component of our earning assets. At March 31, 2006, our net loans (total loans less the allowance for loan losses) were $486.7 million, compared to net loans of $451.4 million for the same period in 2005, an increase of 7.8%. As of March 31, 2006, average loans represented 85.7% of average earning assets compared to 85.2% at March 31, 2005. Average loans increased from $380.2 million, with a yield of 7.08%, in the first three months of 2005, to $467.7 million, with a yield of 8.93%, during the same period in 2006. The increase in yield on loans during this period is due to both the increasing interest rate environment in 2005 and 2006 and in our recent pricing strategies. Loan demand remains strong due to the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

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

At March 31, 2006, our allowance for loan losses was $6.0 million, or 1.22% of total outstanding loans, compared to an allowance for loan losses of $6.1 million, or 1.32% of total outstanding loans, at December 31, 2005. In the first three months 2006, we had net charge-offs totaling $942,000. During the same period in 2005, we had net charge-offs totaling $319,000. Our allowance for loan losses at December 31, 2005, includes a specific allocation for an identified loan relationship, in the amount of $850,000. In the first quarter of 2006 we charged off approximately $751,000 of this specific reserve.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$6,059	$4,349
Loans charged off:
Commercial, financial, and agricultural	760	255
Real estate - construction	--	--
Real estate - other	159	23
Consumer	40	51
Total loans charged off	959	329

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	1	4
Real estate - construction	--	--
Real estate - other	--	--
Consumer	16	6
Total recoveries on loans previously charged off	17	10

Net loans charged off	942	319

Provision for loan losses	885	437

Allowance for loan losses, at end of period	$6,002	$4,467

Loans, net of unearned income, at end of period	$492,678	$388,424

Average loans, net of unearned income, outstanding at the end of the period	$468,806	$381,556

Ratios:
Allowance at end of period to loans, net of unearned income	1.22%	1.15%
Allowance at end of period to average loans, net of unearned income	1.28	1.17
Net charge-offs to average loans, net of unearned income	0.20	0.08
Net charge-offs to allowance at end of period	15.69	7.14
Recoveries to prior year charge-offs	3.04	1.80

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $1.5 million during the three month period from December 31, 2005 to March 31, 2006. The majority of this increase was due to the construction of the new principal headquarters and operations center of the company. At March 31, 2006, the construction was substantially complete and we had incurred approximately $6.4 million in construction and equipment costs.

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

The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 489.42% at December 31, 2005 to 222.79% at March 31, 2006. Total nonperforming assets at March 31, 2006 were $2,693,853, which consisted of: $1,706,309 in loans secured by real estate; $284,301 in consumer loans; $114,153 in commercial, financial and agricultural loans; $8,506 in other loans; and $580,584 of foreclosed real estate. Nonperforming assets at December 31, 2005 were approximately $1.2 million. The ratio of total nonperforming assets to total assets increased from 0.21% at December 31, 2005 to 0.44% at March 31, 2006, and the ratio of nonperforming loans to total loans increased from 0.24% at December 31, 2005 to 0.43% at March 31, 2006. The increase in nonperforming assets is primarily due to a loan of $890,000 that was foreclosed in April 2006. We expect to fully recover from this foreclosure.

The following table shows our nonperforming assets for the periods ended March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccruing loans	$1,187	$1,020
Loans past due 90 days or more and still accruing interest	926	71
Restructured loans	--	--
Total nonperforming loans	2,113	1,091
Other real estate	581	147

Total nonperforming assets	$2,694	$1,238

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 3.6%, from $473,309,759 at December 31, 2005 to $490,553,474 at March 31, 2006. Noninterest-bearing deposits increased $4,099,865, or 8.8%, from year-end 2005 to $50,660,661 at March 31, 2006, and interest-bearing deposits increased $13,143,850, or 3.08%, during the same period to $439,892,813. The increase in noninterest-bearing deposits during this reporting period was primarily the result of our focus on providing excellent customer service to our small business customers and by the development of relationships with new businesses that have moved into our markets. The increase in our interest-bearing deposits is a result of our continued efforts to offer competitive products to serve our customers as well as the continual development of relationships with individuals who have relocated to our markets. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $62.7 million at March 31, 2006.

Borrowings

Short-Term Borrowings

Short-term borrowings at March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)

Federal funds purchased	$11,651	$7,217
Securities sold under agreements to repurchase	5,774	3,675
FHLB line of credit	8,350	14,000

	$25,775	$24,892

The outstanding balance of federal funds purchased at March 31, 2006 increased to $11,651,000 from $7,217,000 at December 31, 2005. At March 31, 2006, we had $30,000,000 in available lines to purchase federal funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $5,773,927 at March 31, 2006, a $2,099,188 increase from the December 31, 2005 total of $3,674,739. We also have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $8,350,000, a decrease of $5,650,000 over the December 31, 2005 balance of $14,000,000. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

Shareholders’ Equity

Shareholders’ equity increased $1,558,972, from $59,824,599 at December 31, 2005 to $61,383,571 at March 31, 2006. This increase was mainly attributable to net earnings of $1,535,337, proceeds of $50,008 from the issuance of 2,800 shares of stock to our 401(k) plan, and the effects of the stock-based compensation expense as well as the exercise of options for $81,000. Paid-in capital was reduced by $12,500 in additional stock issuance costs from the sale of 1.3 million shares of our stock in the fourth quarter of 2005. There was an increase of $94,873 in the unrealized losses on available-for-sale securities.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments or sales of investment securities. Loans that mature in one year or less equaled approximately $319.1 million, or 64.8%, of the total loan portfolio at March 31, 2006, and investment securities that are estimated to mature in one year or less equaled approximately $14.3 million or 19.8% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At March 31, 2006, we had $6.1 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2006, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $30.0 million. At March 31, 2006, the outstanding balance of federal funds purchased was $11.7 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $88.8 million as of March 31, 2006. This line is subject to collateral availability. At March 31, 2006, the outstanding balance of the line of credit was $38.0 million, of which $8.4 million is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $65.9 million at March 31, 2006. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $72.0 million at March 31, 2006. The percentage ratios as calculated under regulatory guidelines were 12.52% and 13.66% for Tier 1 and Total Capital, respectively, at March 31, 2006. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At March 31, 2006, our leverage ratio was 11.33%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2005 or 2006.

Contractual Obligations

As of March 31, 2006, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

A summary of our commitments as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)

Loan commitments	$89,621	$73,363
Standby letters of credit	8,584	3,491

	$98,205	$76,854

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.  Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	Salary Continuation Agreement dated May 9, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: May 11, 2006	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Dated: May 11, 2006	/s/ Joseph T. Moss, Jr.
Joseph T. Moss, Jr.
President and Chief Operating Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Salary Continuation Agreement dated May 9, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.