Form 10-Q
period 2006-06-30
APPALACHIAN BANCSHARES INC
filed 2006-08-14
CIK 1019883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 000-21383
APPALACHIAN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-2242407 (I.R.S. Employer Identification No.)

822 Industrial Boulevard
Ellijay, Georgia 30540 (Address of principal executive offices)

(706) 276-8000 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____ Accelerated filer _____ Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,174,024 shares of common stock, $0.01 par value per share, outstanding as of August 7, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$12,484,233	$20,771,833
Interest-bearing deposits with other banks	9,714,107	13,765,151
Federal funds sold	4,162,638	798,541
Cash and Cash Equivalents	26,360,978	35,335,525

Securities available-for-sale	72,912,451	71,570,323

Loans, net of unearned income	540,350,280	457,418,160
Allowance for loan losses	(6,531,386)	(6,059,238)
Net Loans	533,818,894	451,358,922

Premises and equipment, net	20,183,696	16,797,386
Accrued interest	5,444,090	4,750,975
Cash surrender value on life insurance	8,286,350	8,142,533
Intangibles, net	1,991,891	1,991,891
Other assets	5,973,139	2,658,180
Total Assets	$674,971,489	$592,605,735

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$56,471,241	$46,560,796
Interest-bearing deposits	501,549,646	426,748,963
Total Deposits	558,020,887	473,309,759

Short-term borrowings	17,565,359	24,891,739
Accrued interest	1,006,350	728,217
Federal Home Loan Bank advances	27,250,000	24,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	2,414,120	2,715,421
Total Liabilities	612,442,716	532,781,136

Commitments and Contingencies	--	--

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01 per share, 20,000,000 shares authorized,
5,235,597 and 5,225,097 shares issued at June 30, 2006 and at
December 31, 2005, respectively	52,356	52,251
Paid-in capital	43,363,548	43,184,053
Retained earnings	20,730,143	17,756,750
Accumulated other comprehensive loss: net unrealized
holding losses on securities available-for-sale, net of deferred
income tax	(917,478)	(468,659)
Less cost of treasury stock, 75,973 shares at June 30, 2006 and
December 31, 2005	(699,796)	(699,796)
Total Shareholders’ Equity	62,528,773	59,824,599

Total Liabilities and Shareholders’ Equity	$674,971,489	$592,605,735

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$11,629,509	$7,539,605	$21,930,268	$14,173,036
Interest on investment securities:
Taxable securities	568,262	391,342	1,099,199	815,729
Nontaxable securities	179,762	163,986	347,012	326,469
Interest on deposits with other banks	9,553	4,743	17,437	6,459
Interest on federal funds sold	125,813	14,670	181,759	26,096
Total Interest Income	12,512,899	8,114,346	23,575,675	15,347,789

Interest Expense
Interest on deposits	4,531,179	2,237,268	8,200,780	4,156,792
Interest on short-term borrowings	121,943	30,036	156,175	79,789
Interest on Federal Home Loan
Bank advances	305,668	319,947	573,170	593,111
Interest on subordinated long-term
capital notes	128,000	97,200	231,900	187,200
Total Interest Expense	5,086,790	2,684,451	9,162,025	5,016,892

Net Interest Income	7,426,109	5,429,895	14,413,650	10,330,897
Provision for loan losses	823,000	492,000	1,708,000	929,000

Net interest income after provision
for loan losses	6,603,109	4,937,895	12,705,650	9,401,897

Noninterest Income
Customer service fees	410,962	345,405	787,225	652,678
Mortgage origination commissions	277,582	233,429	551,528	448,089
Other operating income	248,480	204,796	457,562	429,037
Total Noninterest Income	937,024	783,630	1,796,315	1,529,804

Noninterest Expenses
Salaries and employee benefits	3,178,929	2,034,926	5,869,448	3,978,913
Occupancy, furniture and
equipment expense	652,874	518,928	1,167,175	1,041,152
Other operating expenses	1,493,822	1,316,642	2,874,636	2,683,671
Total Noninterest Expenses	5,325,625	3,870,496	9,911,259	7,703,736

Income before income taxes	2,214,508	1,851,029	4,590,706	3,227,965
Income tax expense	776,452	590,832	1,617,313	1,002,443

Net Income	$1,438,056	$1,260,197	$2,973,393	$2,225,522

Earnings per Common Share
Basic	$0.28	$0.33	$0.58	$0.58
Diluted	0.27	0.32	0.56	0.56

Cash Dividends Declared
per Common Share	0.00	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	5,156,124	3,863,917	5,154,911	3,822,056
Diluted	5,274,516	3,983,717	5,281,859	3,957,089

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Income	$1,438,056	$1,260,197	$2,973,393	$2,225,522

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	(536,283)	58,517	(680,029)	(872,188)
Reclassification adjustments for (gains)
losses included in net income	--	--	--	--
Net unrealized gains (losses)	(536,283)	58,517	(680,029)	(872,188)
Income tax expense (benefit) related to
items of other comprehensive
income (loss)	182,336	(19,896)	231,210	296,544
Other comprehensive income (loss)	(353,947)	38,621	(448,819)	(575,644)

Comprehensive Income	$1,084,109	$1,298,818	$2,524,574	$1,649,878

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net Income	$2,973,393	$2,225,522
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization, and accretion, net	408,746	549,184
Provision for loan losses	1,708,000	929,000
Loss on disposition of other real estate	31,983	82,691
Increase in cash surrender value on life insurance	(143,817)	(137,987)
Increase in accrued interest receivable	(693,115)	(390,215)
Increase in accrued interest payable	278,133	28,917
Compensation cost associated with issuance of stock options	65,001	8,036
Other, net	(3,502,283)	937,425
Net Cash Provided by Operating Activities	1,126,041	4,232,573

Investing Activities
Purchase of securities available-for-sale, net	(1,996,637)	(285,176)
Net increase in loans	(85,705,604)	(31,994,110)
Capital expenditures, net	(3,820,516)	(1,438,404)
Proceeds from disposition of other real estate	1,622,822	112,154
Net Cash Used in Investing Activities	(89,899,935)	(33,605,536)

Financing Activities
Net increase in demand deposits, NOW accounts,
and savings accounts	32,537,016	18,744,053
Net increase in certificates of deposit	52,174,112	23,860,257
Net decrease in short-term borrowings	(7,326,380)	(1,196,790)
Proceeds from long-term debt	5,000,000	2,000,000
Repayment of long-term debt	(2,700,000)	(3,000,000)
Proceeds from issuance of common stock	114,599	805,636
Net Cash Provided By Financing Activities	79,799,347	41,213,156

Net Increase (Decrease) in Cash and Cash Equivalents	(8,974,547)	11,840,193

Cash and Cash Equivalents at Beginning of Period	35,335,525	7,513,095

Cash and Cash Equivalents at End of Period	$26,360,978	$19,353,288

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$8,883,892	$4,987,975
Income taxes	1,738,000	916,528

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

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note C - Stock Based Compensation

The Company has two stock-based employee compensation plans as discussed below. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net earnings, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a modified prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 are $22,180 and $14,417 lower, respectively, than if it had continued to account for share-based compensation under the provisions of SFAS No. 123, as provided by SFAS No. 148. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.58 and $0.57, respectively. For the three months ended June 30, 2006, the Company’s income before income taxes and net income are $14,555 and $9,461 lower, respectively, than if it had continued to account for share-based compensation under the provisions of SFAS No. 123, as provided by SFAS No. 148. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.28 and $0.27, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended June 30, 2006 and 2005, there were no tax benefits of deductions resulting from the exercise of stock options.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,260,197	$2,225,522

Add: Stock-based compensation
expense included in net income,
net of related taxes	3,780	8,036

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax	(8,862)	(17,450)

Pro forma net income	$1,255,115	$2,216,108

Basic Earnings per Common Share:
As reported	$0.33	$0.58
Pro forma	$0.32	$0.58

Diluted Earnings per Common Share:
As reported	$0.32	$0.56
Pro forma	$0.32	$0.56

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The compensation cost that has been charged against income for the Plans was $65,001 and $8,036 for the six months ended June 30, 2006 and 2005, respectively and $42,001 and $3,780 for the three months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $-0- for the same periods.

The Company’s 1997 Employee Stock Incentive Plan and the 1997 Directors’ Nonqualified Stock Option Plan (“the 1997 Plan”), which are shareholder approved, permits the grant of share options to its employees for up to 440,000 shares of common stock from each of these plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. At its discretion, the Board may provide in any stock option agreement under the 1997 Plan (or in an amendment thereto) that in the event of a change in control, any outstanding options covered by such an agreement shall be fully vested, nonforfeitable and become exercisable as of the date of the change in control.

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

The following weighted-average assumptions were used for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	16.13%	16.40%	16.12%	16.40%
Risk-free interest rate	5.00%	7.51%	4.94%	7.51%
Expected life of options (in years)	7.50 Yrs	7.50 Yrs	7.50 Yrs	7.50 Yrs
Weighted-average grant-date fair value	$6.88	$5.00	$6.77	$5.00

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents stock option activity for the three and six months ended June 30, 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding beginning of period	294,275	$7.60	293,975	$7.55
Granted	208,300	19.61	212,800	19.56
Exercised	(3,500)	5.45	(7,700)	10.01
Forfeited	--	--	--	--
Expired	--	--	--	--

Outstanding end of period	499,075	$12.63	499,075	$12.65	5.92 Yrs

Outstanding exercisable end of period	237,125	$5.85	237,125	$5.85	2.32 Yrs

Shares available for future stock options grants to employees and directors under existing plans were 15,260 at June 30, 2006. At June 30, 2006 the aggregate intrinsic value of shares outstanding was $3.4 million, and the aggregate intrinsic value of options exercisable was $3.2 million. Cash received from the exercise of options was $77,091 and $310,636 for the six months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $71,981 and $1,020,964 for the six months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $48,699 and $399,364 for the three months ended June 30, 2006 and 2005, respectively.

The following table summarizes our nonvested stock options activity for the three and six months ended June 30, 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	54,050	$4.65	50,300	$4.57
Granted	208,300	6.79	212,800	6.76
Vested	(400)	5.00	(1,150)	4.99
Forfeited	--	--	--	--

Nonvested at end of period	261,950	$6.35	261,950	$6.35

As of June 30, 2006, there was $1,465,759 of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.70 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $5,735 and $6,626, respectively. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $2,000 and $2,006, respectively.

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

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. Our primary market areas are Gilmer, Union, Fannin, Murray and Dawson Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services to individuals and small- to medium-sized businesses located within our market area, through six full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth and McCaysville, Georgia, as well as through loan production offices in Dawsonville, Georgia, Murphy, North Carolina, and Copperhill and Ducktown, Tennessee. The following discussion describes our results of operations for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, and also analyzes our financial condition as of June 30, 2006 as compared to December 31, 2005.

Like most community banks, we derive the majority of our income from interest and fees received on our loans. Our primary sources of funds for making loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

Continued Expansion

Consistent with our efforts to better serve our existing markets and to enter new markets, we have engaged in recent expansionary activities in North Georgia, Tennessee and North Carolina. Our underwritten public offering of common stock, in October and November 2005, raised $18.4 million in net proceeds, which we are using as additional capital to expand our banking business, through our ongoing branching initiatives. During the second quarter of 2006, we opened in a full-service branch in Chatsworth, Georgia, and loan production offices in Murphy, North Carolina, and Copperhill and Ducktown, Tennessee. Also, in the third quarter of 2006, we opened, in a temporary facility, a full-service branch in McCaysville, Georgia, and a loan production office in Dawsonville, Georgia, that we intend to convert to a full-service branch during the third quarter of 2006. We also are constructing a permanent facility for our full-service branch in McCaysville, Georgia, and a new full-service branch in East Ellijay, Georgia, both of which we expect to open in the second half of 2006.

In addition, we expect to file, during the third quarter of 2006, applications with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation for approval to organize a federally-chartered thrift subsidiary, to be opened in the first quarter of 2007. If approved, the thrift will acquire, as its headquarters, our branch in McCaysville, Georgia, and we also will convert our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift.

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

Results of Operations

Income Statement Review

Three and six months ended June 30, 2006 and 2005

Overview

Our net income for the six months ended June 30, 2006 was $2,973,393, compared to net income of $2,225,522 for the same period in 2005, or an increase of 33.6%. Our net income for the three months ended June 30, 2006 was $1,438,056, compared to net income of $1,260,197 for the same period in 2005, or an increase of 14.1%. The increase in net income during both periods was primarily attributable to the continued increase in loans and the net interest margin. The return on average assets for the six month period ended June 30, 2006 was 0.99% compared to 0.92% for the same period in 2005. The return on average equity for the same period was 9.83% in 2006 versus 12.16% in 2005. The decline in the return on average equity is primarily due to the sale of 1,265,000 common shares in a secondary stock offering that was completed in November 2005.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2006, net interest income increased $4,082,753, or 39.5%, to $14,413,650, compared to $10,330,897 for the same period in 2005. The growth in net interest income during the six month period resulted from an increase of $8,227,886, or 53.6%, in interest income, partially offset by an increase of $4,145,133, or 82.6%, in interest expense. For the three months ended June 30, 2006, net interest income increased 36.8% to $7,426,109, from $5,429,895 during the comparable period in 2005. The increase in both interest income and expense during both periods is related to the rising interest rate environment and overall growth in loans and deposits. Additionally, competition for deposits in our market areas continues to be strong.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The taxable equivalent net interest margin was 5.18% for the six month period ended June 30, 2006 compared to 4.63% for the same period in 2005. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.68% in the first six months of 2006 compared to 4.39% during the same period for 2005.

The following table shows, for the six months ended June 30, 2006 and 2005, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates (4)	Balance	Expense	Rates (4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned
income (1)	$487,634	$21,917	9.06%	$390,330	$14,153	7.31%
Investment securities (2)	72,344	1,627	4.54	63,641	1,313	4.16
Interest-bearing deposits	678	17	5.06	503	6	2.41
Federal funds sold	7,178	182	5.11	2004	26	2.62
Total interest-earning assets (3)	$567,834	23,743	8.43	$456,478	15,498	6.85

Interest-bearing liabilities:
Demand deposits	$79,069	807	2.06	75,322	475	1.27
Savings deposits	95,688	1,391	2.93	77,330	649	1.69
Time deposits	272,797	6,003	4.44	208,708	3,033	2.93
Total deposits	447,554	8,201	3.70	361,360	4,157	2.32

Other short-term borrowings	9,970	156	3.16	9,896	80	1.63
Long-term debt	35,066	805	4.63	40,361	780	3.90
Total interest-bearing
liabilities	$492,590	9,162	3.75	$411,617	5,017	2.46

Net interest income/net
interest spread		14,581	4.68%		10,481	4.39%

Net yield on earning assets			5.18%			4.63%

Taxable equivalent adjustment:
Loans		(13)			(20)
Investment securities		180			170
Total taxable equivalent
adjustment		167			150

Net interest income		$14,414			$10,331

1.	Average loans do not include average nonaccrual loans of $1.1 million for 2006 and $1.3 million for 2005. All loans and deposits are domestic.
2.	Average securities do not include average unrealized losses of $887,000 for 2006 and unrealized losses of $11,000 for 2005.
3.	Tax equivalent adjustments have been based on an assumed tax rate of 34%.
4.	Annualized.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $1,708,000 for the six months ended June 30, 2006, compared to $929,000 for the same period of 2005. For the three months ended June 30, 2006 and 2005, the provision for loan losses was $823,000 and $492,000, respectively. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the six months ended June 30, 2006 was $1,796,315, compared to $1,529,804 for the same period in 2005, an increase of 17.4%. Noninterest income increased $153,394 or 19.6%, the three months ended June 30, 2006, as compared to the same period in 2005. Service fees on deposit accounts, the largest component of noninterest income, increased $134,547, or 20.6%, to $787,225 for the first six months of 2006 from $652,678 during the same period of 2005. For the three months ended June 30, 2006, service fees on deposit accounts increased $65,557, or 19.0%, as compared to the same period in 2005. For the six months ended June 30, 2006, mortgage origination commissions increased by $103,439, and increased by $44,153 for the three months ended June 30, 2006, compared to the same periods in 2005. This increase in mortgage origination commissions is primarily due to increased mortgage activity in our markets as well as the additional mortgage activity from our recent expansion efforts. Other operating income increased by $28,525 for the first six months of 2006, as compared to the same period in 2005. The increase in other operating income consisted of approximately $15,000 in additional earnings on the cash surrender value of life insurance and $12,000 additional ATM fees, as well as fluctuations in various other fees. For the three months ended June 30, 2006, other operating income increased by $43,684, as compared to the same period in 2005. For the first six months of 2006, we recorded no gains or losses on sales of investment securities.

Noninterest Expenses

Total noninterest expenses increased by $2,207,523, or 28.7%, for the six months ended June 30, 2006, compared to the same period in 2005, relating, in part, to an increase in salaries and employee benefits of $1,890,535, or 47.5%. This increase in salaries and employee benefits was due to the addition of employees necessary to support our continued growth and expansion into new markets.  Since June 30, 2005, we have added 79 full-time equivalent employees. Occupancy, furniture and equipment expense increased approximately $126,023 for the six months ended June 30, 2006 compared to the same period in 2005. This increase is primarily due to our expansion efforts and the increase in the number of branches and loan production offices, as well as the fact that the second quarter 2006 was the first full quarter that our new corporate and operations center was in use. For the three months ended June 30, 2006 noninterest expenses increased $1,455,129. The three month increases are consistent with increases discussed for the six months ended June 30, 2006.

Other operating expenses increased by $190,965 for the first six months of 2006, as compared to the same period in 2005. This increase was due in part to an increase of marketing costs of $262,000, data processing costs of $49,000, and business license fees of $47,000. These expenses were offset by the fact that in 2006 we had approximately $150,000 less in fees paid to an outside revenue enhancement firm than in 2005. We discontinued the use of this firm in 2006. In addition we had losses on sales of other real estate as well as disposition of fixed assets of approximately $92,000 less in the first six months of 2006 as compared to 2005, as well as fluctuations in various other expense accounts. Other operating expenses increased by $177,180 for the three months ended June 30, 2006, as compared to the same period in 2005. The three month increases are consistent with the increases as discussed for the six months ended June 30, 2006.

Income Taxes

The provision for income taxes for the six months ended June 30, 2006 was $1,617,313, an increase of $614,870, compared to the same period in 2005. The increase in the provision is associated with the increase in taxable net earnings for the first six months of 2006. The effective tax rates were 35.2% and 31.1% for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, the provision for income taxes was $776,452, an increase of $185,620, compared to the same period in 2005. The effective tax rates were 35.1% and 31.9% for the three months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate for the six month as well as the three month periods is due to the fact that while our income has increased our nontaxable income has remained relatively constant.

Balance Sheet Review

General

At June 30, 2006, we had total assets of $675.0 million, consisting principally of $533.8 million in loans (net of allowance of $6.5 million), $72.9 million in investments, $4.2 million in federal funds sold and $12.5 million in cash and due from banks. Our liabilities at June 30, 2006 totaled $612.4 million, consisting principally of $558.0 million in deposits, $27.3 million in FHLB advances, $17.6 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At June 30, 2006, our shareholders’ equity was $62.5 million.

At December 31, 2005, we had total assets of $592.6 million, consisting principally of $451.4 million in loans (net of allowance of $6.1 million), $71.6 million in investments, $799,000 in federal funds sold and $20.8 million in cash and due from banks. Our liabilities at December 31, 2005 totaled $532.8 million, consisting principally of $473.3 million in deposits, $25.0 million in FHLB advances, $24.9 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2005, our shareholders’ equity was $59.8 million.

Federal Funds Sold

Federal funds sold at June 30, 2006 and December 31, 2005 were $4.2 million and $799,000, respectively, an increase of $3.4 million. The increase federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $72.3 million during the first six months of 2006 and totaled $72.9 million at June 30, 2006. Total investment securities averaged $63.6 million during the first six months of 2005 and totaled $71.6 million at December 31, 2005. At June 30, 2006, our total investment securities portfolio had an unrealized net loss of $1.4 million, which is considered temporary by management.

Loan Portfolio

Loans make up the largest component of our earning assets. At June 30, 2006, our net loans (total loans less the allowance for loan losses) were $533.8 million, compared to net loans of $451.4 million as of December 31, 2005, an increase of 18.3%. As of June 30, 2006, average loans represented 85.9% of average earning assets compared to 85.5% at June 30, 2005. Average loans increased to $487.6 million, with a yield of 9.06% in the first six months of 2006, from $390.3 million, with a yield of 7.31%, during the same period of 2005. The increase in yield on loans during this period is due to both the increasing interest rate environment in 2006 and 2005, growth and in our recent pricing strategies. The increase is also due to our recent expansions in the second quarter. Loan demand remains strong due to the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

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

The allocation of the allowance to the respective loan categories is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination.

At June 30, 2006, our allowance for loan losses was $6.5 million, or 1.21% of total outstanding loans, compared to an allowance for loan losses of $6.1 million, or 1.32% of total outstanding loans, at December 31, 2005. In the first six months 2006, we had net charge-offs totaling $1.2 million. During the same period in 2005, we had net charge-offs totaling $341,000. Our allowance for loan losses at December 31, 2005, included a specific allocation for an identified loan relationship, in the amount of $850,000. In the first quarter of 2006 we charged off approximately $751,000 related to this identified relationship.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$6,059	$4,348
Loans charged off:
Commercial, financial, and agricultural	761	266
Real estate - construction	270	10
Real estate - other	161	24
Consumer	84	69
Total loans charged off	1,276	369

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	3	5
Real estate - construction	--	--
Real estate - other	--	1
Consumer	37	22
Total recoveries on loans previously charged off	40	28

Net loans charged off	1,236	341

Provision for loan losses	1,708	929

Allowance for loan losses, at end of period	$6,531	$4,936

Loans, net of unearned income, at end of period	$540,350	$409,190

Average loans, net of unearned income, outstanding at
the end of the period	$488,733	$391,668

Ratios:
Allowance at end of period to loans, net of
unearned income	1.21%	1.21%
Allowance at end of period to average loans, net of
unearned income	1.34	1.26
Net charge-offs to average loans, net of
unearned income	0.25	0.09
Net charge-offs to allowance at end of period	18.93	6.91
Recoveries to prior year charge-offs	7.14	5.05

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $3.4 million during the six month period from December 31, 2005 to June 30, 2006. Approximately 1.3 million of this increase was due to our expansionary activities during the first half of the year and the majority of the remaining increase was due to the completion of the construction of our new headquarters and operations center in Ellijay, Georgia.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual renegotiated loans and loans past due 90 days or more. Our policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis.

The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased to 469.52% at June 30, 2006 from 489.42% at December 31, 2005. Total nonperforming assets at June 30, 2006 were $1.4 million, which consisted of: $908,000 in loans secured by real estate; $246,000 in consumer loans; $206,000 in commercial, financial and agricultural loans; and $31,000 of foreclosed real estate. Nonperforming assets at December 31, 2005 were approximately $1.2 million. The ratio of total nonperforming assets to total assets remained at .21% June 30, 2006 as well as at December 31, 2005, and the ratio of nonperforming loans to total loans increased to .25% at June 30, 2006 from 0.24% at December 31, 2005. Our nonperforming assets decreased by $1.3 million from the first quarter 2006 balance of $2.7 million. We had an $890,000 loan that was included in nonperforming assets at the end of the first quarter. This loan was foreclosed on in April and was fully recovered during the second quarter of this year. In addition, a $550,000 property that was included in other real estate at March 31, 2006 was sold at a minimal loss.

The following table shows our nonperforming assets for the periods ended June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccruing loans	$1,203	$1,020
Loans past due 90 days or more and still accruing interest	157	71
Restructured loans	--	--
Total nonperforming loans	1,360	1,091
Other real estate	31	147

Total nonperforming assets	$1,391	$1,238

Other Assets

Other assets are made up primarily of deferred and current income taxes receivable, prepaid expenses, other real estate and other receivables. Total other assets at June 30, 2006 were $6.0 million, compared to $2.7 million at December 31, 2005. This large increase was for the most part due to the fact that we had unusually large reclassified nonposted demand deposit items on the last day of the quarter. These items were cleared the next business day.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 17.9%, from $473.3 million at December 31, 2005 to $558.0 million at June 30, 2006. Noninterest-bearing deposits increased $9.9 million, or 21.3%, from year-end 2005 to $56.5 million at June 30, 2006, and interest-bearing deposits increased $74.8 million, or 17.5%, during the same period to $501.5 million. The increase in noninterest-bearing deposits during this reporting period was primarily the result of our focus on providing excellent customer service to our small business customers and by the development of relationships with new businesses that have moved into our markets. The increase is also due to our expansion into new markets. The increase in our interest-bearing deposits is a result of our continued efforts to offer competitive products to serve our customers as well as the continual development of relationships with individuals who have relocated to our markets. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $108.1 million at June 30, 2006.

Borrowings

Short-Term Borrowings

Short-term borrowings at June 30, 2006 and December 31, 2005 consist of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Federal funds purchased	$--	$7,217
Securities sold under agreements to repurchase	5,565	3,675
FHLB line of credit	12,000	14,000

	$17,565	$24,892

The outstanding balance of federal funds purchased at June 30, 2006 decreased to $-0- from $7.2 million at December 31, 2005. At June 30, 2006, we had $36.0 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $5.6 million at June 30, 2006, a $1.9 million increase from the December 31, 2005 total of $3.7 million. We also have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $12.0 million, a decrease of $2.0 million over the December 31, 2005 balance of $14.0 million. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

Shareholders’ Equity

Shareholders’ equity increased $2.7 million, from $59.8 million at December 31, 2005 to $62.5 million at June 30, 2006. This increase was mainly attributable to net earnings of $3.0 million, proceeds of $50,000 from the issuance of 2,800 shares of stock to our 401(k) plan, and the effects of the stock-based compensation expense as well as the exercise of options for $142,000. These increases were offset by a reduction of $12,500 for additional stock issuance costs from the sale of 1.3 million shares of our stock in the fourth quarter of 2005. There was an increase of $449,000 in the unrealized losses on available-for-sale securities.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments or sales of investment securities. Loans that mature in one year or less equaled approximately $352.7 million, or 65.3%, of the total loan portfolio at June 30, 2006, and investment securities that are estimated to mature in one year or less equaled approximately $14.1 million or 19.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At June 30, 2006, we had $4.2 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2006, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $36.0 million. At June 30, 2006, the outstanding balance of federal funds purchased was $-0-. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $92.6 million as of June 30, 2006. This line is subject to collateral availability. At June 30, 2006, the outstanding balance of the line of credit was $39.3 million, of which $12.0 million is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $67.5 million at June 30, 2006. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $74.0 million at June 30, 2006. The percentage ratios as calculated under regulatory guidelines were 11.69% and 12.82% for Tier 1 and Total Capital, respectively, at June 30, 2006. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At June 30, 2006, our leverage ratio was 10.71%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2005 or 2006.

Contractual Obligations

As of June 30, 2006, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the completion of our corporate headquarters and operations center.

Off-Balance Sheet Arrangements

In the normal course of business, we offer a variety of financial products to our customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the consolidated financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. We use the same credit policies and underwriting procedures for making off-balance sheet credit commitments and financial guarantees as we do for on-balance sheet extensions of credit. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to us. Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of our allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

A summary of our commitments as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Loan commitments	$103,980	$73,363
Standby letters of credit	9,386	3,491
Construction commitments	891	--

	$114,257	$76,854

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200	Up 200
	Basis Points	Basis Points
For the Twelve Months After December 31, 2005

Projected change in:
Interest income	(16.72)%	14.09%
Interest expense	(34.43)	32.95
Net interest income	(2.56)	1.45

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote for Security Holders

We held our annual meeting of the shareholders on May 23, 2006 (the “Annual Meeting”), for the purposes of electing the Class III directors to the Board of Directors of the Company.

Our bylaws provide that the Board of Directors shall consist of not less than four nor more than twenty-five directors, with the exact number to be fixed by resolution of the Board of Directors from time to time. The Board of Directors has fixed the number of directors at eight. Our Articles of Incorporation provide for a classified Board of Directors, consisting of three classes - Class I, Class II and Class III, with one class elected each year, at our Annual Meeting to serve a three-year term. The Class III directors were elected at the Annual Meeting. Each of the Class III director nominees served as a Class III director prior to the Annual Meeting.

The following persons were nominated and elected to the Board of Directors as Class III directors, for a term expiring at the 2009 Annual Meeting:

Director	Class	Term Of Office	Number of Votes:
			For	Withheld
Tracy R. Newton	III	Three Years	3,844,961	316,413
Kenneth D. Warren	III	Three Years	4,001,377	159,997

Item 5. Other Information

(a)         Effective as of August 11, 2006, we entered into an amended salary continuation agreement with Tracy R. Newton, our chief executive officer, which is intended to provide Mr. Newton with certain benefits as well as incentives for his continued employment. A copy of this agreement is attached to this report as Exhibit 10.3. The agreement provides that, upon his normal retirement date (as defined in the agreement), Mr. Newton will, for a proscribed number of years, receive an annual benefit in the amount of $150,000, which amount increases for inflation at three percent (3%) each year, to a projected annual benefit amount of $227,000. The agreement also provides for payments to Mr. Newton upon his disability or death, or upon his voluntary early termination or termination as a result of a change of control (as those terms are defined in the agreement). In the event of pre-retirement death, or death during payment of any benefit under the agreement, the designated benefits shall be paid to Mr. Newton’s beneficiary or, as the case may be, his estate.

Effective as of May 9, 2006, we entered into a salary continuation agreement with Joseph T. Moss, Jr., our president and chief operating officer, which is intended to provide Mr. Moss with certain benefits as well as incentives for his continued employment. A copy of this agreement is attached to this report as Exhibit 10.1. The agreement provides that, upon his normal retirement date (as defined in the agreement), Mr. Moss will, for a proscribed number of years, receive an annual benefit in the amount of $85,000, which amount increases for inflation at three percent (3%) each year, to a projected annual benefit amount of $125,000. The agreement also provides for payments to Mr. Moss upon his disability or death, or upon his voluntary early termination or termination as a result of a change of control (as those terms are defined in the agreement). In the event of pre-retirement death, or death during payment of any benefit under the agreement, the designated benefits shall be paid to Mr. Moss’s beneficiary or, as the case may be, his estate. Effective as of August 11, 2006, we entered into an amended salary continuation agreement with Mr. Moss. A copy of this amended agreement is attached to this report as Exhibit 10.2. Under the terms of the amended agreement, upon his normal retirement date (as defined in the agreement), Mr. Moss will, for a proscribed number of years, receive an annual benefit in the amount of $150,000, which amount increases for inflation at three percent (3%) each year, to a projected annual benefit amount of $220,000. The other terms of the amended agreement are the same as those set forth in the salary continuation agreement effective as of May 9, 2006.

Item 6. Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1
Salary Continuation Agreement dated May 9, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr.
(included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated May 11, 2006 and incorporated herein by reference).

10.2	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr.

10.3	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: August 14, 2006	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Dated: August 14, 2006	/s/ Joseph T. Moss, Jr.
Joseph T. Moss, Jr.
President and Chief Operating Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Salary Continuation Agreement dated May 9, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated May 11, 2006 and incorporated herein by reference).

10.2	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr.

10.3	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.