Form 10-Q
period 2006-09-30
APPALACHIAN BANCSHARES INC
filed 2006-11-13
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,201,224 shares of common stock, $0.01 par value per share, outstanding as of October 30, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$28,402,805	$20,771,833
Interest-bearing deposits with other banks	5,058,239	13,765,151
Federal funds sold	8,583,436	798,541

Cash and Cash Equivalents	42,044,480	35,335,525

Securities available-for-sale	71,983,013	71,570,323

Loans, net of unearned income	592,617,731	457,418,160
Allowance for loan losses	(7,172,013)	(6,059,238)

Net Loans	585,445,718	451,358,922

Premises and equipment, net	22,561,946	16,797,386
Accrued interest	6,586,979	4,750,975
Cash surrender value on life insurance	8,361,226	8,142,533
Intangibles, net	2,227,641	1,991,891
Other assets	3,574,572	2,658,180

Total Assets	$742,785,575	$592,605,735

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$57,509,068	$46,560,796
Interest-bearing deposits	541,838,656	426,748,963

Total Deposits	599,347,724	473,309,759

Short-term borrowings	42,514,481	24,891,739
Accrued interest	1,201,733	728,217
Federal Home Loan Bank advances	25,500,000	24,950,000
Subordinated long-term capital notes	6,186,000	6,186,000
Other liabilities	3,150,224	2,715,421

Total Liabilities	677,900,162	532,781,136

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,252,197 and 5,225,097 shares issued at September 30, 2006 and at December 31, 2005, respectively	52,522	52,251
Paid-in capital	43,721,528	43,184,053
Retained earnings	22,118,426	17,756,750
Accumulated other comprehensive loss: net unrealized holding losses on securities available-for-sale, net of deferred income tax	(307,267)	(468,659)
Less cost of treasury stock, 75,973 shares at September 30, 2006 and December 31, 2005	(699,796)	(699,796)

Total Shareholders’ Equity	64,885,413	59,824,599

Total Liabilities and Shareholders’ Equity	$742,785,575	$592,605,735

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$13,305,035	$8,538,061	$35,235,303	$22,711,097
Interest on investment securities:
Taxable securities	584,126	533,414	1,683,325	1,349,143
Nontaxable securities	161,403	161,150	508,415	487,619
Interest on deposits with other banks	6,378	6,109	23,815	12,568
Interest on federal funds sold	66,927	28,868	248,686	54,964

Total Interest Income	14,123,869	9,267,602	37,699,544	24,615,391

Interest Expense
Interest on deposits	5,592,115	2,751,443	13,792,895	6,908,235
Interest on short-term borrowings	187,023	70,117	343,198	149,906
Interest on Federal Home Loan Bank advances	274,640	283,864	847,810	876,975
Interest on subordinated long-term capital notes	134,500	104,400	366,400	291,600

Total Interest Expense	6,188,278	3,209,824	15,350,303	8,226,716

Net Interest Income	7,935,591	6,057,778	22,349,241	16,388,675
Provision for loan losses	751,100	616,900	2,459,100	1,545,900

Net interest income after provision for loan losses	7,184,491	5,440,878	19,890,141	14,842,775

Noninterest Income
Customer service fees	412,571	379,709	1,199,796	1,032,387
Mortgage origination commissions	390,538	242,135	942,066	690,224
Other operating income	246,537	212,389	704,099	641,426

Total Noninterest Income	1,049,646	834,233	2,845,961	2,364,037

Noninterest Expenses
Salaries and employee benefits	3,820,372	2,356,019	9,689,820	6,334,932
Occupancy, furniture and equipment expense	732,644	495,026	1,899,819	1,536,178
Other operating expenses	1,802,304	1,340,495	4,676,940	4,024,166

Total Noninterest Expenses	6,355,320	4,191,540	16,266,579	11,895,276

Income before income taxes	1,878,817	2,083,571	6,469,523	5,311,536
Income tax expense	490,534	693,833	2,107,847	1,696,276

Net Income	$1,388,283	$1,389,738	$4,361,676	$3,615,260

Earnings per Common Share
Basic	$0.27	$0.36	$0.85	$0.94
Diluted	0.26	0.35	0.83	0.91

Cash Dividends Declared per Common Share	0.00	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	5,169,202	3,880,824	5,160,226	3,841,861
Diluted	5,290,563	3,988,843	5,282,110	3,967,791

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Income	$1,388,283	$1,389,738	$4,361,676	$3,615,260

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	884,364	45,065	233,901	(827,123)
Reclassification adjustments for (gains) losses included in net income	—	—	—	—

Net unrealized gains (losses)	884,364	45,065	233,901	(827,123)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(274,153)	(15,322)	(72,509)	281,222

Other comprehensive income (loss)	610,211	29,743	161,392	(545,901)

Comprehensive Income	$1,998,494	$1,419,481	$4,523,068	$3,069,359

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net Income	$4,361,676	$3,615,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	648,756	742,824
Provision for loan losses	2,459,100	1,545,900
Loss on disposition of other real estate	31,983	80,191
Increase in cash surrender value on life insurance	(218,693)	(194,344)
Increase in accrued interest receivable	(1,836,004)	(1,146,125)
Increase in accrued interest payable	473,516	85,551
Compensation cost associated with issuance of stock options	147,327	20,576
Other, net	(645,815)	1,503,992

Net Cash Provided by Operating Activities	5,421,846	6,253,825

Investing Activities
Purchase of securities available-for-sale, net	(115,882)	(4,602,880)
Net increase in loans	(138,365,528)	(48,641,809)
Capital expenditures, net	(6,455,429)	(2,256,557)
Proceeds from disposition of other real estate	1,622,822	540,949

Net Cash Used in Investing Activities	(143,314,017)	(54,960,297)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	13,479,495	33,487,226
Net increase in certificates of deposit	112,558,470	37,668,833
Net increase (decrease) in short-term borrowings	17,622,742	(1,608,518)
Proceeds from long-term debt	5,000,000	2,000,000
Repayment of long-term debt	(4,450,000)	(3,550,000)
Proceeds from issuance of common stock, net	390,419	805,636

Net Cash Provided By Financing Activities	144,601,126	68,803,177

Net Increase in Cash and Cash Equivalents	6,708,955	20,096,705

Cash and Cash Equivalents at Beginning of Period	35,335,525	7,513,095

Cash and Cash Equivalents at End of Period	$42,044,480	$27,609,800

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$14,876,787	$8,141,165
Income taxes	2,548,000	1,531,528

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly owned subsidiary, Appalachian Community Bank (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers in North Georgia and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as discussed below) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

During the quarter ended September 30, 2006 the Company recorded an adjustment to income tax expense of approximately $121,000 which represented a correction in its calculation of income tax expense. The effect on the three months ended September 30, 2006 resulted in an understatement of income tax expense and an overstatement of net income of $121,000. Basic earnings per share and diluted earnings per share excluding the adjustment would have been $.25 and $.24 per common share. The effect on the three months ended March 31, and June 30, 2006 was not significant, and there was no effect on the nine months ended September 30, 2006.

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

Note B – Critical Accounting Policies

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Stock Based Compensation

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the nine months ended September 30, 2006 are $1,066 lower and $96 higher (due to the fact that there were more nondeductible option expense under SFAS 123R), respectively, than if it had continued to account for share-based compensation under the provisions of SFAS No. 123, as provided by SFAS No. 148. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.85 and $0.83, respectively. For the three months ended September 30, 2006, the Company’s income before income taxes and net income are $730 higher and $2,574 lower (due to the fact that in this quarter, there were more nondeductible option expense under SFAS 123), respectively, than if it had continued to account for share-based compensation under the provisions of SFAS No. 123, as provided by SFAS No. 148. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.27 and $0.26, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended September 30, 2006 and 2005, there were $68,812 and $-0- in tax benefits of deductions resulting from the exercise of stock options.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$1,389,738	$3,615,260

Add: Stock-based compensation expense included in net income, net of related taxes	12,540	29,990

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(21,023)	(38,747)

Pro forma net income	$1,381,255	$3,606,503

Basic Earnings per Common Share:
As reported	$0.36	$0.94
Pro forma	$0.36	$0.94

Diluted Earnings per Common Share:
As reported	$0.35	$0.91
Pro forma	$0.35	$0.91

The compensation cost that has been charged against income for the Plans was $147,327 and $29,990 for the nine months ended September 30, 2006 and 2005, respectively and $82,326 and $12,540 for the three months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $4,382 and $-0- for the nine months ended September 30, 2006 and 2005, respectively and $-0- for the three months ended September 30, 2006 and 2005.

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises, employee terminations and forfeitures within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted-average assumptions were used for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	19.21%	16.40%	16.19%	16.40%
Risk-free interest rate	4.61%	7.51%	4.93%	7.51%
Expected life of options (in years)	7.50 Yrs	7.50 Yrs	7.50 Yrs	7.50 Yrs
Weighted-average grant-date fair value	$8.64	$5.00	$6.81	$5.00

The following table represents stock option activity for the three and nine months ended September 30, 2006:

	For the Three Months Ended		For the Nine Months Ended		Weighted Average Remaining Contract Life
	September 30, 2006		September 30, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding beginning of period	499,075	$12.63	293,975	$7.55
Granted	5,000	24.32	217,800	19.67
Exercised	(16,600)	10.27	(24,300)	10.19
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding end of period	487,475	$12.83	487,475	$12.83	5.77 Yrs

Outstanding exercisable end of period	237,325	$6.14	237,325	$6.14	2.25 Yrs

Shares available for future stock options grants to employees and directors under existing plans were 10,260 at September 30, 2006. At September 30, 2006 the aggregate intrinsic value of shares outstanding was $5.6 million, and the aggregate intrinsic value of options exercisable was $4.3 million. Cash received from the exercise of options was $247,642 and $310,636 for the nine months ended September 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $229,107 and $985,764 for the nine months ended September 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $156,439 for the three months ended September 30, 2006 and there were no option exercises for the three months ended September 30, 2005.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our nonvested stock options activity for the three and nine months ended September 30, 2006:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	261,950	$6.35	50,300	$4.57
Granted	5,000	8.64	217,800	6.61
Vested	(16,800)	4.24	(17,950)	4.28
Forfeited	—	—	—	—

Nonvested at end of period	250,150	$6.54	250,150	$6.37

As of September 30, 2006, there was $1,426,865 of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.47 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $77,397 and $48,466, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $71,170 and $41,840, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Appalachian Community Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. Our primary market areas are Gilmer, Union, Fannin, Murray and Dawson Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services to individuals and small- to medium-sized businesses located within our market area, through eight full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville,

Chatsworth, McCaysville and Dawsonville, Georgia, as well as through loan production offices in , Murphy, North Carolina, and Ducktown, Tennessee. The following discussion describes our results of operations for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005.

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

Continued Expansion

Consistent with our efforts to better serve our existing markets and to enter new markets, we have engaged in recent expansionary activities in North Georgia, Tennessee and North Carolina. Our underwritten public offering of common stock, in October and November 2005, raised $18.4 million in net proceeds which we are using as additional capital to expand our banking business. As of September 30, 2006 we have opened full-service branches in Chatsworth, McCaysville, and Dawsonville, Georgia, as well as loan production offices in Murphy, North Carolina and Ducktown, Tennessee. Also, on October 2, 2006, we opened our new Highlands branch in East Ellijay. We are currently negotiating with builders to construct new office buildings for our Chatsworth and Dawsonville locations. We also are currently negotiating a long-term lease or option to purchase the land in McCaysville on which a temporary mobile bank unit is temporarily situated, so that we can begin construction on a permanent branch building.

In addition, we have applied to the Office of Thrift Supervision and the Federal Deposit Insurance Corporation for permission to organize a federal thrift institution to be known as Appalachian Community Bank, F.S.B. Subject to regulatory approval, this proposed thrift is projected to open in the first quarter of 2007. This proposed thrift will be our second banking subsidiary and will allow us to serve the growing markets in southeastern Tennessee and western North Carolina that are adjacent to our Georgia markets with full-service branch locations. If approved, the thrift will acquire, as its headquarters, our branch in McCaysville, Georgia, and we also will convert our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift.

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

Results of Operations

Income Statement Review

Three and nine months ended September 30, 2006 and 2005

Overview

Our net income for the nine months ended September 30, 2006 was $4.4 million, compared to net income of $3.6 million for the same period in 2005, or an increase of 20.6%. Our net income for the third quarter of 2006 remained substantially unchanged at $1.4 million when compared to the third quarter of 2005. The increase in net income for the nine months ended September 30, 2006 reflects the continued growth in loans as average loans increased to $512.5 million during the first nine months of 2006 from $401.4 million during the same period in 2005. Total revenue, net of interest expense, was $9.0 million and $25.2 million for the three and nine months ended September 30, 2006, respectively. This represented increases of 30.4% and 34.4% over the same periods in 2005. The revenue growth is a result of strong organic growth originating from our longstanding branches, as well as growth related to our recent expansionary activities. In addition, our expansionary activities had a $1.7 million impact on our noninterest expenses, which will be more fully discussed later in this section under “Noninterest expenses.” The return on average assets for the nine month period ended September 30, 2006 was 0.92% compared to 0.96% for the same period in 2005. The decline in return on average assets is primarily due to the investment that we have made in our expansionary activities during 2006, which has generated significant growth in assets and operated at a net loss for the first nine months of 2006. We believe that our investment in these locations will enable us to take advantage of the growth in these markets At September 30, 2006, $31.4 million in loans, $3.7 million in premises and equipment (which includes our new East Ellijay branch building), and $26.7 million in core deposits were attributable to the branches and loan production offices opened in 2006. The return on average equity for the nine month period ended September 30, 2006 was 9.44% versus 12.87% for the same period in 2005. The decline in the return on average equity is primarily due to the increase in shareholder’s equity attributable to the issuance and sale of 1,265,000 common shares in our stock offering that was completed in November 2005, and the expenses related to our expansionary activities.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2006, net interest income increased $5.9 million, or 36.4%, to $22.3 million, compared to $16.4 million for the same period in 2005. The growth in net interest income during the nine month period resulted from an increase of $13.1 million, or 53.2%, in interest income, partially offset by an increase of $7.1 million, or 86.6%, in interest expense. For the three months ended September 30, 2006, net interest income increased $1.8 million to $7.9 million, from $6.1 million during the comparable period in 2005. Rising interest rates and the continued growth of our loan portfolio are the primary causes of the increase in interest income. However, the increase in interest expense is largely the result of the strong competition for deposits in our market area.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The taxable equivalent net interest margin was 5.09% for the nine month period ended September 30, 2006 compared to 4.72% for the same period in 2005. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.59% in the first nine months of 2006 compared to 4.44% during the same period for 2005.

The following table shows, for the nine months ended September 30, 2006 and 2005, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Average Balance	Income/ Expense	Yields/ Rates(4)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income(1)	$512,497	$35,219	9.19%	$401,439	$22,684	7.55%
Investment securities(2)	72,452	2,420	4.47	64,978	2,056	4.23
Interest-bearing deposits	624	24	5.14	561	13	3.10
Federal funds sold	6,583	248	5.04	2,596	55	2.83

Total interest-earning assets(3)	$592,156	37,911	8.56	$469,574	24,808	7.06

Interest-bearing liabilities:
Demand deposits	$77,034	1,244	2.16	74,646	761	1.36
Savings deposits	99,174	2,340	3.15	80,745	1,132	1.87
Time deposits	293,658	10,209	4.65	215,629	5,015	3.11

Total deposits	469,866	13,793	3.92	371,020	6,908	2.49

Other short-term borrowings	12,236	343	3.75	10,196	150	1.97
Long-term debt	34,383	1,214	4.72	39,215	1,169	3.99

Total interest-bearing liabilities	$516,485	15,350	3.97	$420,431	8,227	2.62

Net interest income/net interest spread		22,561	4.59%		16,581	4.44%

Net yield on earning assets			5.09%			4.72%

Taxable equivalent adjustment:
Loans		(16)			(27)
Investment securities		228			219

Total taxable equivalent adjustment		212			192

Net interest income		$22,349			$16,389

1.	Average loans do not include average nonaccrual loans of $1.3 million for 2006 and $1.3 million for 2005. All loans and deposits are domestic.
2.	Average securities do not include average unrealized losses of $957,000 for 2006 and unrealized losses of $151,000 for 2005.
3.	Tax equivalent adjustments have been based on an assumed tax rate of 34% and have been reduced by the disallowance for federal income tax purposes of interest expense related to certain tax-exempt earning assets.
4.	Annualized.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $2.5 million for the nine months ended September 30, 2006, compared to $1.5 million for the same period of 2005. For the three months ended September 30, 2006 and 2005, the provision for loan losses was $751,000 and $617,000, respectively. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the nine months ended September 30, 2006 was $2.8 million, compared to $2.4 million for the same period in 2005, an increase of 20.4%. Noninterest income increased $215,000 or 25.8%, for the three months ended September 30, 2006, as compared to the same period in 2005. Service fees on deposit accounts, the largest component of noninterest income, increased $167,000, or 16.2%, to $1.2 million for the first nine months of 2006 from $1.0 million during the same period of 2005. For the three months ended September 30, 2006, service fees on deposit accounts increased $33,000, or 8.7%, as compared to the same period in 2005. For the nine months ended September 30, 2006, mortgage origination commissions increased by $252,000, and increased by $148,000 for the three months ended September 30, 2006, compared to the same periods in 2005. This increase in mortgage origination commissions is primarily due to increased mortgage activity in our markets as well as the additional mortgage activity from our recent expansion efforts. Other operating income increased by $63,000 for the first nine months of 2006, as compared to the same period in 2005. The increase in other operating income consisted of approximately $37,000 in earnings on the cash surrender value of life insurance, as well as increases in various other fees. For the three months ended September 30, 2006, other operating income increased by $34,000, as compared to the same period in 2005. For the first nine months of 2006 and 2005, we recorded no gains or losses on sales of investment securities.

Noninterest Expenses

Total noninterest expenses increased by $4.4 million, or 36.7%, for the nine months ended September 30, 2006, compared to the same period in 2005, relating, in part, to an increase in salaries and employee benefits of $3.4 million, or 53.0%. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued growth and expansion into new markets. Since September 30, 2005, we have added 69 full-time equivalent employees which include 10 to 15 managers and officers necessary to support our new locations. We discuss our expansionary expenses in more detail below. We also granted 217,800 stock options to our employees and directors during the first nine months of 2006, which added $106,000 in compensation expense during that period. For the three months ended September 30, 2006 noninterest expenses increased $2.2 million. The three month increases are consistent with the increases discussed for the nine months ended September 30, 2006.

Occupancy, furniture and equipment expense increased approximately $364,000 for the nine months ended September 30, 2006 compared to the same period in 2005. This increase is primarily due to our expansion efforts and the increase in the number of branches and loan production offices, as well as the new corporate and operations center that opened in March 2006.

Other operating expenses increased by $653,000 for the first nine months of 2006, as compared to the same period in 2005. This increase was due in part to an increase of marketing costs of $406,000, supplies and postage costs of $191,000, legal costs of $139,000, data processing costs of $81,000, and business license fees of $66,000. These expenses were offset by the fact that in 2006 we had approximately $150,000 less in fees paid to consultants than in 2005. In addition, our losses on sales of other real estate and losses on dispositions of fixed assets during the first nine months of 2006 decreased approximately $92,000 as compared to the same period in 2005. Other operating expenses increased by $462,000 for the three months ended September 30, 2006, as compared to the same period in 2005. The three month increases are consistent with the increases as discussed for the nine months ended September 30, 2006.

Noninterest expenses related to expansionary activities were approximately $1.7 million for the nine months ended September 30, 2006. These expenses consisted of $999,000 in salaries and benefits, $143,000 in occupancy costs, and $531,000 in other expenses. Included in this $531,000 for other expenses, are approximately $228,000 in nonrecurring costs directly related to our expansionary activities, including legal expenses of $150,000 and application fees of $20,000 in connection with the thrift charter, as well as increased advertising and promotional costs related to the opening of the new branches and loan production offices. For the three months ended September 30, 2006, noninterest expenses related to expansionary activities were approximately $1.2 million.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2006 was $2.1 million, an increase of $412,000, compared to the same period in 2005. The increase in the provision is associated with the increase in taxable net earnings for the first nine months of 2006. The effective tax rates were 32.6% and 31.9% for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, the provision for income taxes was $491,000, a decrease of $203,000, compared to the same period in 2005. The effective tax rates were 26.1% and 33.3% for the three months ended September 30, 2006 and 2005, respectively. The increase in the effective tax rate for the nine month period is due to the fact that while our income has increased our nontaxable income has remained relatively constant. The decrease in the three month period is due to a net adjustment of $121,000 for the over accrual of prior quarters’ tax expense and modifications to our interim tax calculation.

Balance Sheet Review

General

At September 30, 2006, we had total assets of $742.8 million, consisting principally of $585.4 million in loans (net of allowance of $7.2 million), $72.0 million in investments, $22.6 million in premises and equipment, $8.6 million in federal funds sold and $28.4 million in cash and due from banks. Our liabilities at September 30, 2006 totaled $677.9 million, consisting principally of $599.3 million in deposits, $25.5 million in FHLB advances, $42.5 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At September 30, 2006, our shareholders’ equity was $64.9 million.

At December 31, 2005, we had total assets of $592.6 million, consisting principally of $451.4 million in loans (net of allowance of $6.1 million), $71.6 million in investments, $16.8 million in premises and equipment, $799,000 in federal funds sold and $20.8 million in cash and due from banks. Our liabilities at December 31, 2005 totaled $532.8 million, consisting principally of $473.3 million in deposits, $25.0 million in FHLB advances, $24.9 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2005, our shareholders’ equity was $59.8 million.

Federal Funds Sold

Federal funds sold at September 30, 2006 and December 31, 2005 were $8.6 million and $799,000, respectively, an increase of $7.8 million. The increase federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $72.5 million during the first nine months of 2006 and totaled $72.0 million at September 30, 2006. Total investment securities averaged $65.0 million during the first nine months of 2005 and totaled $71.6 million at December 31, 2005. At September 30, 2006, our total investment securities portfolio had an unrealized net loss of $466,000, which is considered temporary by management.

Loan Portfolio

Loans make up the largest component of our earning assets. At September 30, 2006, our net loans (total loans less the allowance for loan losses) were $585.4 million, compared to net loans of $451.4 million as of December 31, 2005, an increase of 29.7%. As of

September 30, 2006, average loans represented 86.5% of average earning assets compared to 85.5% at September 30, 2005. Average loans increased to $512.5 million, with a yield of 9.2% in the first nine months of 2006, from $401.4 million, with a yield of 7.55%, during the same period of 2005. The increase in yield on loans during this period is due to both the increasing interest rate environment in 2006 and 2005 and the growth of our loan portfolio. Loans attributable to our expansionary efforts during the first nine months of 2006 also help account for the increase in yield. Loan demand remains strong due to the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

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

At September 30, 2006, our allowance for loan losses was $7.2 million, or 1.21% of total outstanding loans, compared to an allowance for loan losses of $6.1 million, or 1.32% of total outstanding loans, at December 31, 2005. In the first nine months 2006, we had net charge-offs totaling $1.3 million. During the same period in 2005, we had net charge-offs totaling $457,000. Our allowance for loan losses at December 31, 2005, included a specific allocation for an identified loan relationship in the amount of $850,000. In the first quarter of 2006 we charged off approximately $751,000 related to this identified relationship.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$6,059	$4,348

Loans charged off:
Commercial, financial, and agricultural	845	310
Real estate – construction	271	10
Real estate – other	175	41
Consumer	194	129

Total loans charged off	1,485	490

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	73	6
Real estate – construction	—	—
Real estate – other	1	1
Consumer	65	26

Total recoveries on loans previously charged off	139	33

Net loans charged off	1,346	457

Provision for loan losses	2,459	1,546

Allowance for loan losses, at end of period	$7,172	$5,437

Loans, net of unearned income, at end of period	$592,618	$425,284

Average loans, net of unearned income, outstanding at the end of the period	$513,768	$402,776

Ratios:
Allowance at end of period to loans, net of unearned income	1.21%	1.28%
Allowance at end of period to average loans, net of unearned income	1.40	1.35
Net charge-offs to average loans, net of unearned income	0.26	0.11
Net charge-offs to allowance at end of period	18.77	8.41
Recoveries to prior year charge-offs	24.82	5.95

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $5.8 million during the nine month period from December 31, 2005 to September 30, 2006. Approximately $1.8 million of this increase was due to the completion of our new headquarters and operations center in Ellijay, Georgia, the majority of the remaining increase was due to our expansionary activities during the year.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual, renegotiated loans and loans past due 90 days or more. Our policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis.

The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, and other real estate) decreased to 247.9% at September 30, 2006 from 489.42% at December 31, 2005. Total nonperforming assets at September 30, 2006 were $2.9 million, which consisted of: $2,263,000 in loans secured by real estate; $200,000 in consumer loans; $117,000 in commercial, financial and agricultural loans; and $313,000 of foreclosed real estate. Nonperforming assets at December 31, 2005 were approximately $1.2 million. The ratio of total nonperforming assets to total assets was 0.39% at September 30, 2006 compared to 0.21% at December 31, 2005, and the ratio of nonperforming loans to total loans increased to 0.44% at September 30, 2006 from 0.24% at December 31, 2005. Our nonperforming assets increased by $1.5 million from our June 30, 3006 balance. This increase was primarily due to an additional 15 loans that went to nonaccrual status in the third quarter of 2006. We have in reserve for these loans approximately $327,000. All of these additional nonaccrual loans existed prior to our expansion efforts.

The following table shows our nonperforming assets for the periods ended September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)

Nonaccruing loans	$2,523	$1,020
Loans past due 90 days or more and still accruing interest	57	71
Restructured loans	—	—

Total nonperforming loans	2,580	1,091
Other real estate	313	147

Total nonperforming assets	$2,893	$1,238

Other Assets

Other assets are made up primarily of deferred and current income taxes receivable, prepaid expenses, other real estate and other receivables. Total other assets at September 30, 2006 were $3.5 million, compared to $2.7 million at December 31, 2005. The increase was primarily due to current and deferred tax increase of approximately $508,000.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 26.6%, to $599.3 million at September 30, 2006 from $473.3 million at December 31, 2005. Noninterest-bearing deposits increased to $57.5 million at September 30, 2006 from $46.6 million, or 23.5%, from year-end 2005, and interest-bearing deposits increased to $541.8 million, or 27.0%, during the same period, from $426.7 million. The increase in noninterest-bearing deposits during this reporting period was primarily the result of our focus on providing excellent customer service to our small business customers and by the development of relationships with new businesses that have moved into our markets. The increase in our interest-bearing deposits is a result of our continued efforts to offer competitive products to serve our customers as well as the continual development of relationships with individuals who have relocated to our markets. The increase in total deposits is also due to our expansion into new markets. Total noninterest-bearing and interest-bearing deposits from our new markets at September 30, 2006 totaled $26.8 million. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $127.6 million at September 30, 2006.

Borrowings

Short-Term Borrowings

Short-term borrowings at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)

Federal funds purchased	$20,000	$7,217
Securities sold under agreements to repurchase	4,514	3,675
FHLB line of credit	18,000	14,000

	$42,514	$24,892

The outstanding balance of federal funds purchased at September 30, 2006 increased to $20 million from $7.2 million at December 31, 2005. At September 30, 2006, we had $36 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $4.5 million at September 30, 2006, an $839,000 increase from the December 31, 2005 total of $3.7 million. We also have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $18.0 million, an increase of $4.0 million over the December 31, 2005 balance of $14.0 million. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

Shareholders’ Equity

Shareholders’ equity increased $5.1 million, to $64.9 million at September 30, 2006 from $59.8 million at December 31, 2005. This increase was mainly attributable to net earnings of $4.4 million, proceeds of $50,000 from the issuance of 2,800 shares of stock to our 401(k) plan, and the effects of the stock-based compensation expense as well as the exercise of options for $500,000. These increases were offset by a reduction of $12,500 for additional stock issuance costs from the sale of 1.3 million shares of our stock in the fourth quarter of 2005. There was a decrease of $161,000 in the unrealized losses on available-for-sale securities.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments and maturities of investment securities. Loans that mature in one year or less equaled approximately $400.2 million, or 67.5%, of the total loan portfolio at September 30, 2006, and investment securities that are estimated to mature in one year or less equaled approximately $15.3 million or 21.2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At September 30, 2006, we had $8.6 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At September 30, 2006, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $36.0 million. At September 30, 2006, the outstanding balance of federal funds purchased was $20.0 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $101.2 million as of September 30, 2006. This line is subject to collateral availability. At September 30, 2006, the outstanding balance of the line of credit was $43.5 million, of which $18.0 million is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $68.9 million at September 30, 2006. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $76.1 million at September 30, 2006. The percentage ratios as calculated under regulatory guidelines were 10.93% and 12.07% for Tier 1 and Total Capital, respectively, at September 30, 2006. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At September 30, 2006, our leverage ratio was 10.10%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2005 or 2006.

Contractual Obligations

As of September 30, 2006, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the completion of our corporate headquarters and operations center.

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

A summary of our commitments as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)

Loan commitments	$107,058	$73,363
Standby letters of credit	11,570	3,491
Construction commitments	32	—

	$118,660	$76,854

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points
For the Twelve Months After June 30, 2006

Projected change in:
Interest income	(15.20)%	13.59%
Interest expense	(23.56)	22.56
Net interest income	(6.76)	4.53

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006.

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

Item 6. Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit
10.1	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).

10.2	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: November 13, 2006	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Dated: November 13, 2006	/s/ Joseph T. Moss, Jr.
Joseph T. Moss, Jr.
President and Chief Operating Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).

10.2	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.