Form 10-K
period 2006-12-31
APPALACHIAN BANCSHARES INC
filed 2007-03-30
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-21383

APPALACHIAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification Number)

822 Industrial Boulevard Ellijay, Georgia	30540
(Address of Principal Executive Offices)	(Zip Code)

(706) 276-8000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the closing sales price as reported on the NASDAQ Global Market System) was $71.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

There were 5,205,311 shares of the registrant’s common stock outstanding as of March 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

APPA LACHIAN BANCSHARES, INC.

2006 Form 10-K Annual Report

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

General Overview

We are a Georgia corporation organized in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. In 1995, Gilmer County Bank opened its first branch office in Ellijay, Georgia. In November 1998, we acquired a bank with one location in Blairsville, Georgia, and changed its name to Appalachian Community Bank to reflect our strategy to build a community bank franchise in our geographic market area. In May 2000, we opened a branch office in East Ellijay, Georgia, and in August 2001, we opened a loan production office in Blue Ridge, Georgia, which we converted to a full-service branch in February 2002. In August 2001, we merged Appalachian Community Bank into Gilmer County Bank, although we continue to operate our branches in Ellijay and East Ellijay under the trade name “Gilmer County Bank.” During 2006, we opened full-service branches in Chatsworth, McCaysville, and Dawsonville, Georgia, as well as loan production offices in Murphy, North Carolina and Ducktown, Tennessee. Also, in the last quarter of 2006 we opened a second branch in East Ellijay, Georgia, and, in January 2007, we opened a second branch in Dawsonville, Georgia.

In February 2007 we received conditional approval from the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC) to form a federally chartered thrift subsidiary, which will operate under the name Appalachian Community Bank, F.S.B., as a wholly-owned subsidiary of our company. Additionally, we have filed an application with the Federal Reserve Bank of Atlanta to acquire and operate the thrift. In accordance with the OTS approval conditions, the thrift will acquire, as its headquarters, our branch in McCaysville, Georgia, and we will convert our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift. Satisfaction of the standard charter approval conditions and the conversion of the bank offices are expected by the end of April 2007.

We provide a full range of retail and commercial banking products and services to individuals and small- to medium- sized businesses through our community banking relationship model. Such products and services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. As of December 31, 2006, we had total assets of approximately $758.2 million, total loans of approximately $631.8 million, total deposits of approximately $651.1 million and total shareholders’ equity of approximately $66.8 million. Our website is located at www.acbanks.net.

Our Market Area

Our market area is located approximately 80 miles north of Atlanta and is primarily comprised of Gilmer, Fannin, Union, Murray and Dawson counties in Georgia, as well as Cherokee county North Carolina and Polk county Tennessee. Our market area includes both “North Georgia” and the “Tri-State Area”, the latter consisting of the contiguous three-county area (Fannin, Polk and Cherokee Counties) where Georgia, Tennessee and North Carolina come together. Our market area provides a number of outdoor recreational activities, including hiking, canoeing, fishing, swimming, rafting, hunting and mountain biking. We believe that the natural resources of our market area and its proximity to metropolitan Atlanta are two of the main reasons that our market area has recently experienced significant population growth. Our market area’s abundant outdoor and recreational activities has made it a popular area for second-home buyers and retirees. We believe that the demographic trends and growth characteristics of our market area will continue to provide us with significant growth opportunities in the future.

Operating and Growth Strategy

Our strategy is to build a community bank franchise servicing real estate developers, small business owners and primary and second home buyers in our market area and surrounding fast-growing communities. We believe we can execute this strategy and grow our business by building personal relationships with our customers, emphasizing superior customer service and communicating a consistent set of operating principles to our employees. Further, we believe that the continued growth in our market area offers us the opportunity for growth at our current branches and the potential for new branches in our existing markets. We are always looking for qualified bankers and new markets that fit with our culture.

Lending Activities

General. We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small- to mid-size businesses that are located or conduct a substantial portion of their business in our market area. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral and our underwriting standards vary for each type of loan, as described below. As of December 31, 2006, 89.0% of the loans in our loan portfolio were secured by real estate. At December 31, 2006, we had total loans of $631.8 million, representing 83.3% of our total assets. We have focused our lending activities primarily on small business owners and residential real estate developers. At December 31, 2006, loans to the construction and development industry amounted to $320.4 million, or approximately 50.7% of our total loan portfolio, loans to the poultry industry amounted to $18.7 million, or approximately 3.0% of our total loan portfolio and loans to the hospitality (hotel/motel) industry amounted to $19.7 million, or approximately 3.1% of our total loan portfolio.

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

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio. To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in the real estate whenever possible, in addition to the other available collateral. At December 31, 2006, loans secured by real estate amounted to $561.9 million, or 89.0%, of our total loan portfolio.

These loans consist primarily of construction and development loans, commercial real estate loans and residential real estate loans. Interest rates for all categories may be fixed or adjustable. We generally charge an origination fee for each loan and may collect renewal and late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.

•

Construction and Development Real Estate Loans. We offer adjustable and fixed rate real estate residential and commercial loans to builders and developers for both construction and development and to consumers wishing to build their own homes. The duration of our construction and development loans is typically 12 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%. At December 31, 2006, total construction and development loans amounted to $320.4 million, or 50.7% of our loan portfolio. Of this amount, commercial construction loans represented $45.7 million, or 7.2% of our loan portfolio, and residential construction and development loans totaled $274.7 million, or 43.5% of our loan portfolio.

•

Commercial Real Estate Loans. Our commercial real estate loans generally have terms of five years or less, although payments can be structured over a longer amortization period. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We also generally require that a borrower’s cash flow exceeds 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by farmland and nonresidential commercial real estate. At December 31, 2006, commercial real estate loans (other than commercial construction loans) amounted to $125.6 million, or approximately 19.9% of our loan portfolio.

•

Residential Real Estate Loans. At December 31, 2006, our residential real estate loans consisted primarily of loans secured by one- to- four family residences and multi-family (five or more) residences. These loans are generally secured by residential real estate. We also offer, through our mortgage banking department, fixed and adjustable-rate residential real estate loans which we sell under fixed price commitments to third party lenders rather than originating and retaining these loans ourselves. We will not close these residential real estate loans without a fixed price commitment to sell from a corresponding lender, and we do not service these loans. At December 31, 2006, total residential real estate loans amounted to $116.0 million, or 18.4% of our loan portfolio. Of this amount, loans secured by one-to-four family residences totaled $107.3 million, or 17.0% of our loan portfolio, and loans secured by multi-family residences totaled $8.7 million, or 1.4% of our loan portfolio.

Commercial Business Loans. We make loans for commercial purposes to various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2006, commercial business loans amounted to $40.5 million, or 6.4% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and value of any available collateral. Consumer loan rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2006, consumer loans amounted to $25.4 million, or 4.0% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate these risks by adhering to internal credit policies and procedures. Our policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, and is below $500,000, the loan request will be considered by senior lending officers. The members of our officers’ loan committee can approve loans up to $1.0 million. If total aggregate loans to a single borrower exceeds $1.0 million, then the board of directors’ loan committee may approve the loan. On a monthly basis, any actions of the board of directors’ loan committee are further ratified by the bank’s entire board of directors. We do not make any loans to directors or executive officers of the bank unless the loan is approved by the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus for unsecured loans and 25% of the bank’s capital and unimpaired surplus for secured loans. This limit will increase or decrease as the bank’s capital increases or decreases. Based on the capitalization of the bank at December 31, 2006, our legal lending limits were approximately $12.0 million for secured loans and $7.2 million for unsecured loans. We sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit. At December 31, 2006, we had participations totaling $45.8 million.

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

As of June 30, 2006, the most recent date for deposit data complied by the Federal Deposit Insurance Corporation (“FDIC”), three locally owned banks and three non-locally-owned banks had offices in Gilmer County, one locally-owned bank and three non-locally-owned bank had offices in Union County, seven non-locally-owned banks had offices in Fannin County, two locally owned banks and three non-locally-owned banks in Murray County, and two locally owned banks and five non-locally-owned banks in Dawson County. Many of our competitors, such as BB&T and United Community Bank, are well-established, larger financial institutions which have substantially greater resources and lending limits. These institutions offer some services, such as extensive and established branch networks and trust services, that we do not provide. We also compete with small banks and thrifts in our markets. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In addition, we have loan production offices located in Cherokee County, North Carolina, and Polk County, Tennessee, which will be converted into full service branches of our thrift. As of June 30, 2006, there were six non-locally-owned banks in Cherokee County, North Carolina and there were four non-locally-owned banks in Polk County, Tennessee

Market Share

As of June 30, 2006, according to the most recent data compiled by the FDIC, our “North Georgia” market area (Gilmer, Fannin, Union, Murray and Dawson Counties) had total deposits of approximately $3.0 billion, which represented a 24.3% deposit increase from 2005. As of June 30, 2006, we had over 57% market share in Gilmer County, a 17% share in Fannin County, a 7% share in Union County, and almost 2% share in Murray County. Our Dawsonville branch did not open until August 2006.

Employees

As of December 31, 2006, we had 262 full-time equivalent employees.

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

Subsidiary Dividends. We are a legal entity separate and distinct from the bank. We are entitled to receive dividends when, and as declared by the bank. The approval of the Georgia Department of Banking and Finance must be obtained before the bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

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

Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments generally range from 5 to 7 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Our risk-based assessment rate is currently [1A] or 0.00330% per million of insured deposits, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary market area of Gilmer, Union, Fannin, Murray, and Dawson counties in Georgia, as well as Polk County, Tennessee and Cherokee County, North Carolina. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If an economic downturn occurs, borrowers may be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

In addition, the value and liquidity of the real estate or other collateral securing our loans could be impaired. A significant portion of our loan portfolio is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 89.0% of our loan portfolio. While we are not a subprime lender, a decline in the value of residential and commercial real estate securing our loans could adversely impact our financial condition. Given our heavy reliance on real estate lending, this could have a significant adverse affect on our business.

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

Our success also depends, in part, on our continued ability to attract and retain experienced and qualified employees. The competition for such employees is intense, and our inability to continue to attract, retain and motivate employees could adversely affect our business. Currently, Joseph T. Moss Jr., our president and chief operating officer, is serving as the interim principal financial officer of the company and the bank until such time as we identify a successor chief financial officer that we feel will fit the culture and values of our company.

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

There is a limited trading market for our common stock

Our common stock is traded on the Nasdaq Global Market under the symbol “APAB.” There is, however, a limited trading market for our common stock, with average trading volumes of approximately 4,000 shares per day. There can be no assurance that a holder of our common stock, particularly a large block of stock, will have the ability to dispose of such shares.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ended December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer and the trading market for our common stock could be materially impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal headquarters and the operations center for the company and the bank is located at 822 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. We own this property and in March 2006, completed construction of 39,000 square foot building, as well as a maintenance building and a community building to use as a meeting area for our employees and for our customers. In addition to our principal headquarters and operations center, we operate nine branch offices, including our bank’s main office, and two loan production offices, of which 4 are owned and 7 are subject to either building or ground leases.

We also own a building in Ellijay, Georgia, which previously housed our operations center. This building is approximately 14,200 square feet, including approximately 8,000 square feet of commercial space that we have leased to various third parties in the past. We have two tenants occupying sections of this building and at this time we are using the remaining space as a storage facility for all of our branches and operations. In addition, we lease a building directly behind the old operations building, which was previously used to house additional operations staff members. We have a two-year lease for this space and pay annual rent of $16,800. This lease expires in August 2007 and we are currently seeking suitable tenants to sublease this space.

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

On October 6, 2005, our common stock commenced trading on the Nasdaq Global Market under the symbol “APAB”. Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol “APAB.OB” and quoted in the Pink Sheets under the symbol “APAB.PK”. During such time, trading had been limited and had not created an active public trading market for our common stock. As of March 21, 2007, we had approximately 1,364 shareholders of record.

The following table shows the reported high and low sales prices reported by management for the first two quarters of 2005 and the reported high and low bid information reported on the OTC Bulletin Board for the third quarter of 2005, and the high and low sales prices reported by the Nasdaq National Market for the fourth quarter of 2005 and for all four quarters of 2006. The prices listed by the OTC Bulletin Board are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The prices provided by management are to the best of management’s knowledge, and should not be viewed as indicative of the actual or market value of our common stock during the periods indicated.

	Estimated Price Range Per Share
	High	Low
Year End 2006:
First Quarter	$20.85	$17.70
Second Quarter	21.73	17.62
Third Quarter	24.39	18.50
Fourth Quarter	24.00	19.25

Year End 2005:
First Quarter	$16.50	$15.00
Second Quarter	16.78	15.50
Third Quarter	17.50	15.00
Fourth Quarter	18.50	16.00

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

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return of our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the index of Nasdaq Bank Stocks for the five-year period commencing December 31, 2001 and ending on December 31, 2006. Our common stock was not traded on an exchange until October 6, 2005, when it became listed on the Nasdaq Stock Market. The total shareholder return is based on stock trades known to us during the periods prior to October 6, 2005. This line graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends and other distributions to shareholders.

Five-Year Cumulative Total Returns

Comparison of Appalachian Bancshares, Inc., Nasdaq Stock Market Index

and Nasdaq Bank Index, as of December 31

	Cumulative Total Return
Index Value	2001	2002	2003	2004	2005	2006
Appalachian Bancshares, Inc.	$100.00	$102.49	$122.99	$139.38	$157.77	$167.70
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank	100.00	106.95	142.29	161.73	158.61	180.53

Source: SNL Financial LC, Charlottesville, VA© 2007

ITEM 6.	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2002 through 2006 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006 are included elsewhere in this report. All per share data has been adjusted to reflect a 10% common stock dividend on July 1, 2003.

	At and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Selected Balance Sheet Data
Assets	$758,214	$592,606	$472,811	$409,617	$384,024
Investment securities	74,725	71,570	64,655	55,363	40,375
Loans	631,786	457,418	377,352	332,307	298,063
Allowance for loan losses	7,670	6,059	4,349	3,610	3,238
Deposits	651,134	473,310	381,498	332,919	316,283
Short-term borrowings	4,738	24,892	15,470	12,086	5,929
Accrued interest payable	1,454	728	540	671	976
FHLB advances	25,050	24,950	31,950	25,693	34,736
Subordinated long-term capital notes	6,186	6,186	6,186	6,186	—
Other liabilities	2,889	2,715	1,084	981	482
Shareholders’ equity	66,763	59,825	36,083	31,082	25,619

Summary Results of Operations Data
Interest income	$53,193	$34,750	$25,736	$23,090	$22,892
Interest expense	22,494	11,880	7,558	8,257	11,425

Net interest income	30,699	22,870	18,178	14,833	11,467
Provision for loan losses	3,253	2,211	1,235	1,465	1,028

Net interest income after provision for loan losses	27,446	20,659	16,943	13,368	10,439
Non-interest income	3,971	3,303	2,829	2,703	2,937
Non-interest expense	22,561	16,338	13,840	11,732	9,702

Income before taxes	8,856	7,624	5,932	4,339	3,674
Income tax expense	2,852	2,502	1,885	1,253	1,006

Net income	$6,004	$5,122	$4,047	$3,086	$2,668

Per Share Data
Net income—basic	$1.16	$1.24	$1.09	$0.86	$0.81
Net income—diluted	1.14	1.21	1.04	0.81	0.76
Book value	12.83	11.62	9.58	8.49	7.45
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Weighted average number shares outstanding:
Basic	5,170,687	4,123,403	3,724,095	3,609,728	3,277,787
Diluted	5,278,711	4,247,334	3,885,490	3,809,625	3,508,019

	At and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios
Return on average assets	0.91%	0.99%	0.91%	0.78%	0.75%
Return on average equity	9.57	12.18	12.23	10.85	11.88
Net interest margin (1)	5.04	4.77	4.43	4.15	3.58
Efficiency ratio (2)	65.07	62.42	65.81	66.83	68.72
Loan to deposit ratio	97.03	96.64	98.91	99.82	94.24

Asset Quality Ratios
Nonperforming loans to total loans	0.55%	0.24%	0.41%	0.50%	1.73%
Nonperforming assets to total assets	0.62	0.21	0.44	0.58	1.60
Net charge-offs to average total loans	0.30	0.12	0.14	0.35	0.28
Allowance for loan losses to nonperforming loans	220.21	555.36	279.14	219.05	62.99
Allowance for loan losses to total loans	1.21	1.32	1.15	1.09	1.09

Capital Ratios
Average equity to average assets	9.49%	8.11%	7.42%	7.23%	6.34%
Leverage ratio	9.55	11.35	8.53	8.58	6.07
Tier 1 risk-based capital ratio	10.69	13.27	10.32	10.46	7.54
Total risk-based capital ratio	11.85	14.52	11.45	11.55	8.59

Growth Ratios and Other Data
Percentage change in net income	17.22%	26.56%	31.14%	15.67%	5.12%
Percentage change in diluted net income per share	(5.79)	16.35	28.40	6.58	1.33
Percentage change in assets	27.95	25.34	15.43	6.66	20.13
Percentage change in loans	38.12	21.22	13.56	11.49	18.95
Percentage change in deposits	37.57	24.07	14.59	5.26	19.79
Percentage change in equity	11.60	65.80	16.09	21.32	24.42

(1)	Taxable Equivalent.
(2)	Computed by dividing noninterest expense by the sum of net interest and noninterest income, excluding gains and losses on the sale of assets

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth selected measures of our financial performance for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net income	$6,004	$5,122	$4,047
Total assets	758,214	592,606	472,811
Total loans (1)	631,786	457,418	377,352
Total deposits	651,134	473,310	381,498
Shareholders’ equity	66,763	59,825	36,083

(1)	Loans are net of unearned income

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

Results of Operations

Income Statement Review

Overview

For the year ended December 31, 2006, our net income was $6.0 million, or $1.16 basic net income per common share, as compared to $5.1 million, or $1.24 basic net income per common share, for the year ended December 31, 2005, and $4.0 million, or $1.09 basic net income per common share, for the year ended December 31, 2004.

Our earnings during 2006 reflect the continued strong growth in loans and deposits, rising interest rates, and our de novo branch expansions. Our net interest margin increased 27 basis points from 2005 to 2006, to 5.04%. Operating expenses grew during 2006 to $22.6 million, or 38%, from 2005. This growth in operating expenses relates primarily to our de novo branch expansion and from hiring additional employees to staff our new banking offices and to support our continued growth. In 2006 and early 2007, we opened 5 new branches and two loan production offices, and expanded our sales and production staff, adding 97 full-time equivalent new employees in 2006.

Net Interest Income

Years Ended December 31, 2006, 2005, and 2004

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Net interest income increased $7.8 million, or 34.2%, to $30.7 million for 2006, compared to $22.9 million for 2005. Net interest income increased $4.7 million, or 25.8%, for 2005, compared to $18.2 million for 2004. Generally, the overall increase in net interest income was primarily the result of the growth in our loan portfolio. Our average total loans increased 30.5% from 2005 to 2006, and 14.9% from 2004 to 2005. Rising interest rates and the continued growth of our loan portfolio, due to growth in our existing markets as well as our move into new markets, are the primary reasons for the increase in interest income. However, the increase in interest expense is largely the result of the significant growth of our company as well as continued strong competition for deposits. To maintain the net interest margin, we actively manage loan rates and yields and monitor the cost of funds locally and in other markets. Management has focused on loan yields keeping pace with increases in the prime rate. Although our cost of funds has increased due to market pressure, we continue to grow our core deposits and monitor our deposit rates and pricing. In addition, we will continue to use brokered deposits as a secondary source to fund loan growth when necessary. These brokered deposits are often less expensive than our local deposits, due to the strong competition for deposits in our market area. The continued strong demand for loans also provides us with the opportunity to develop business as the communities we serve continue to grow.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2006 was 5.04% compared to a net interest margin of 4.77% in 2005 and 4.43% in 2004. Net interest spread, the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds, was 4.53% in 2006, compared to 4.46% in 2005 and 4.25% in 2004.

Average Balances, Income and Expenses, and Rates. The following table shows, for years ended December 31, 2006, 2005 and 2004, the average daily balances outstanding for the major categories of interest-earning assets and interest-bearing liabilities, and the average interest rate earned or paid. Such yields are calculated by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates.

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1)	$537,974	$49,871	9.27%	$412,307	$32,019	7.77%	$358,925	$23,667	6.59%
Investment securities:
Taxable	58,277	2,301	3.95	52,887	1,843	3.48	42,224	1,402	3.32
Tax-exempt	14,173	1,037	7.32	13,766	949	6.89	14,191	952	6.71

Total investment securities (2)	72,450	3,338	4.61	66,653	2,792	4.19	56,415	2,354	4.17
Interest-bearing deposits	632	30	4.75	677	20	2.95	350	5	1.43
Federal funds sold	6,539	351	5.37	5,986	218	3.64	1,994	26	1.30

Total interest-earning assets (3)	$617,595	53,590	8.68	$485,623	35,049	7.22	$417,684	26,052	6.24

Interest-bearing liabilities:
Demand deposits	$74,125	1,610	2.17	$75,670	1,057	1.40	$82,617	952	1.15
Savings deposits	105,022	3,544	3.38	84,653	1,745	2.06	61,281	713	1.16
Time deposits	315,429	15,197	4.82	222,561	7,330	3.29	187,578	4,544	2.42

Total deposits	494,576	20,351	4.12	382,884	10,132	2.65	331,476	6,209	1.87
Other short-term borrowings	12,178	472	3.88	11,658	174	1.49	17,953	123	0.69
Long-term debt	34,976	1,671	4.78	35,803	1,574	4.40	30,946	1,226	3.96

Total interest-bearing liabilities	$541,730	22,494	4.15	$430,345	11,880	2.76	$380,375	7,558	1.99

Net interest income/net interest spread		31,096	4.53%		23,169	4.46%		18,494	4.25%
Net yield on earning assets			5.04%			4.77%			4.43%
Taxable equivalent adjustment:
Loans		28			5			15
Investment securities		369			294			301

Total taxable equivalent adjustment		397			299			316

Net interest income		$30,699			$22,870			$18,178

(1)	Average loans exclude nonaccrual loans of $1.6, $1.3 and $1.4 million for years ended December 31, 2006, 2005 and 2004, respectively. All loans and deposits are domestic.
(2)	Average securities exclude unrealized gains/(losses) of $(839,000), $(249,000) and $567,000 for years ended December 31, 2006, 2005 and 2004, respectively
(3)	Tax equivalent adjustments have been based on an assumed tax rate of 39% for 2006 and 34% for 2005 and 2004.

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

Analysis of Changes in Net Interest Income

	For the Years Ended December 31, 2006 vs. 2005			For the Years Ended December 31, 2005 vs. 2004
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Earning assets:
Loans, net of unearned income	$10,929	$6,923	$17,852	$3,790	$4,562	$8,352
Investment securities	254	292	546	427	11	438
Interest bearing deposits	(1)	11	10	7	8	15
Federal funds sold	22	111	133	101	91	192

Total earning assets	11,204	7,337	18,541	4,325	4,672	8,997

Interest-bearing liabilities:
Demand deposits	(22)	575	553	(85)	190	105
Savings deposits	493	1,306	1,799	341	691	1,032
Time deposits	3,730	4,137	7,867	952	1,834	2,786

Total deposits	4,201	6,018	10,219	1,208	2,715	3,923
Other short-term borrowings	8	290	298	(55)	106	51
Long-term debt	(37)	134	97	205	143	348

Total interest-bearing liabilities	4,172	6,442	10,614	1,358	2,964	4,322

Net interest income/net interest spread	$7,032	$895	$7,927	$2,967	$1,708	$4,675

Provision for Loan Losses

Years Ended December 31, 2006, 2005 and 2004

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $3.3 million for 2006, $2.2 million for 2005 and $1.2 million for 2004. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Years Ended December 31, 2006, 2005 and 2004

Noninterest income for 2006, 2005 and 2004 totaled $4.0 million, $3.3 million and $2.8 million, respectively. These amounts are primarily from customer service fees, mortgage origination commissions, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees increased from $1.2 million in 2004, to $1.4 million in 2005, and grew to $1.7 in 2006. The increase in customer service fees for all years is primarily related to our continuing efforts to increase the amount of deposit account charges, non-sufficient funds (NSF), and returned check charges, all of which increased during 2006. Mortgage origination commissions increased to $1.3 million in 2006, and increased to 959,000 in 2005 from 801,000 in 2004. The increase in mortgage origination commissions from 2005 to 2006 relates primarily to the additional mortgage activity generated from our 2006 expansion efforts. The increase from 2004 to 2005 relates to increasing land and real estate development and the continued strong loan demand in our market area.

Noninterest Expenses

Years Ended December 31, 2006, 2005 and 2004

Noninterest expenses totaled $22.6 million in 2006, up from $16.3 million in 2005, and $13.8 million in 2004. As a percentage of total assets, our total noninterest expenses decreased from 2.9% in 2004 to 2.8% in 2005, and increased to 3.0% in 2006. Salaries and employee benefits increased $4.6 million or 52.6%, to $13.3 million in 2006, and increased $1.9 million, or 27.0%, to $8.7 million in 2005 from 2004. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued growth and expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since December 31, 2005, we have added 97 full-time equivalent employees. In addition, in the third quarter of 2004, we implemented a new salary continuation plan for our directors and executive officers. This salary continuation plan was subsequently amended in May and August of 2006, which caused an increase to the expense of approximately $164,000 for 2006.

Occupancy, furniture and equipment expenses totaled $2.7 million in 2006, $2.0 million in 2005, and $2.0 million in 2004. The 33.3% increase from 2005 to 2006 is primarily due to our expansion efforts and the increase in the number of branches and loan production offices, as well as the new corporate and operations center that opened in March 2006.

Other operating expenses increased from $5.0 million in 2004 to $5.6 million in 2005, and to $6.5 million in 2006. These annual increases are primarily the result of increased legal fees, marketing expenses, data processing, business license fees, and supplies and postage. Legal fees increased by approximately $208,000 to $446,000 in 2006, compared to $238,000 in 2005 and $186,000 in 2004. The increase in legal expense for 2006 is primarily due to nonrecurring legal costs associated with chartering the new thrift, as well as general corporate matters associated with our growing company. Total marketing expenses increased $450,000, or 43.1% from 2005 to 2006 due to the increased advertising and promotional activities related to the opening of the new branches and loan production offices. From 2004 to 2005 total marketing increased $263,000, or 33.7%, due to our increased marketing of our new deposit products. Data processing, business license fees, as well as supplies and postage increases were all primarily due to our expansion efforts in 2006.

Noninterest expenses related to expansionary activities were approximately $2.9 million for the year ended December 31, 2006. These expenses consisted of $1.7 in salaries and benefits, $275,000 in occupancy costs and $850,000 in other expenses. Included in the $850,000 for other expenses are approximately $351,000 in nonrecurring costs directly related to our expansionary activities, including legal expenses of $250,000 and application fees of $20,000 in connection with the thrift charter, as well as increased advertising and promotional costs related to the opening of the new branches and loan production offices.

Balance Sheet Review

General

At December 31, 2006, we had total assets of $758.2 million, consisting principally of $624.1 million in net loans (net of allowance of $7.7 million), $74.7 million in investments, $11.6 million in cash and cash equivalents, and $23.4 million in net premises and equipment (net of accumulated depreciation of $5.4 million). Our liabilities at December 31, 2006 totaled $691.5 million, consisting principally of $651.1 million in deposits, $25.1 million in FHLB advances, $4.7 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2006, our shareholders’ equity was $66.8 million.

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

Federal Funds Sold

Management maintains federal funds sold as a tool in managing daily cash needs. Federal funds sold at December 31, 2006 and December 31, 2005 were $3.1 million and $799,000 respectively. The increase in year-end federal funds sold resulted from the timing of funding loan demand. Average federal funds sold for the twelve months ended December 31, 2006 and 2005 were approximately $6.5 million, or 1.1% of average earning assets, and approximately $6.0 million, or 1.2% of average earning assets, respectively. Although we use federal funds as a source of liquidity, we continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

The primary objectives of our investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control our interest rate position while, at the same time, producing adequate levels of interest income.

The following table presents the carrying amounts of the securities portfolio at December 31 in each of the last three years.

	December 31,
	2006	2005	2004
	(In thousands)
Securities Available-for-Sale:
Government sponsored agencies	$43,396	$37,357	$31,744
State and municipal securities	13,148	14,806	14,277
Mortgage-backed securities	14,833	15,803	14,927
Equity securities	3,348	3,604	3,707

Total	$74,725	$71,570	$64,655

Gross unrealized gains in the portfolio amounted to $502,000 at year-end 2006 and unrealized losses amounted to $837,000. Gross unrealized gains in the portfolio amounted to $574,000 at year-end 2005 and unrealized losses amounted to $1,284,000. For 2004, gross unrealized gains in the portfolio amounted to $909,000 and unrealized losses, which we consider to be temporary, amounted to $337,000.

At December 31, 2006, 2005 and 2004 the percentage of the total carrying value of the securities portfolio to total assets was 9.9%, 12.1% and 13.7%, respectively.

The maturities and weighted average yields of our investments in securities (all available for sale) at December 31, 2006 are presented below. Taxable equivalent adjustments (using a 34% tax rate) have been made in calculating yields on tax-exempt obligations.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
	(Dollars in thousands)
Securities Available-for-Sale:
Government sponsored agencies	$11,638	3.88%	$31,758	4.09%	$—	0.00%	$—	0.00%
State and municipal	—	0.00	205	4.45	2,360	5.04	10,583	4.93
Mortgage-backed	—	0.00	574	4.56	798	4.50	13,461	4.55
Equity securities	—	0.00	—	0.00	—	0.00	3,348	5.24

Total Securities	$11,638	3.88	$32,537	4.10	$3,158	4.87	$27,392	4.78

There were no securities held by us of which the aggregate value by issuer on December 31, 2006 exceeded 10% of shareholders’ equity at that date. Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of Government agencies and corporations are not included.

Loan Portfolio

Loans make up the largest component of our earning assets. In 2006, average loans (excluding nonaccrual loans of $1.6 million) represented 87.1% of average earning assets, while in 2005 average loans (excluding nonaccrual loans of $1.3 million) represented 84.9% of average earning assets. Average loans increased from $412.3 million (excluding nonaccrual loans of $1.3 million) with a yield of 7.8% in 2005, to $538.0 million (excluding nonaccrual loans of $1.3 million) with a yield of 9.3% in 2006. Loan demand in our market area remains strong due to the current interest rate environment as well as the amount of development occurring in our both our existing and new markets and the strong customer relationships that our employees have developed. The ratio of total loans to total deposits was 97.0% in 2006 and 96.6% in 2005.

The following table shows the classification of loans by major category at December 31, 2006, and for each of the preceding four years.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial, financial and agricultural	$40,491	6.4%	$33,778	7.4%	$31,920	8.5%	$34,613	10.4%	$33,449	11.2%
Real estate — construction (1)	320,406	50.7	203,538	44.5	145,588	38.6	104,619	31.5	73,242	24.6
Real estate — other (2)	241,569	38.2	193,704	42.3	173,955	46.1	166,598	50.1	165,526	55.5
Consumer	25,386	4.0	21,051	4.6	20,957	5.6	20,535	6.2	20,296	6.8
Other loans	3,934	0.7	5,347	1.2	4,932	1.2	5,942	1.8	5,550	1.9

	631,786	100.0%	457,418	100.0%	377,352	100.0%	332,307	100.0%	298,063	100.0%

Allowance for loan losses	(7,670)		(6,059)		(4,349)		(3,610)		(3,238)

Net loans	$624,116		$451,359		$373,003		$328,697		$294,825

(1)	The “real estate — construction” category includes residential construction and development loans and commercial construction loans.
(2)	The “real estate — other” category includes one-to-four family residential, home equity, multi-family (five or more) residential, commercial real estate and undeveloped agricultural real estate loans.

The following table shows the maturity distribution of selected loan classifications at December 31, 2006, and an analysis of these loan maturities.

	Maturity			Total	Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years		Predetermined Interest Rate	Floating or Adjustable Rate
	(In thousands)
Commercial, financial and agricultural	$24,653	$12,886	$2,952	$40,491	$9,774	$6,063
Real estate — construction	280,116	39,067	1,223	320,406	26,078	14,212
Real estate — other	130,369	97,527	13,673	241,569	68,246	42,955

Total	$435,138	$149,480	$17,848	$602,466	$104,098	$63,230

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

At December 31, 2006, our allowance for loan losses was $7.7 million, or 1.21% of total outstanding loans, compared to an allowance for loan losses of $6.1 million, or 1.32% of outstanding loans, at December 31, 2005, and $4.3 million, or 1.15% of outstanding loans, at December 31, 2004. Our allowance for loan losses at December 31, 2005, included a specific allocation for an identified loan relationship, in the amount of $850,000. In the first quarter of 2006 we charged off approximately $751,000 of this specific reserve.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2002 to 2006.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except ratios)
Allowance for loan losses, at beginning of period	$6,059	$4,349	$3,610	$3,238	$2,995
Loans charged off:
Commercial, financial, and agricultural	859	359	30	277	89
Real estate — construction	387	10	240	28	50
Real estate — other	317	41	158	638	427
Consumer	263	150	127	265	250

Total loans charged off	1,826	560	555	1,208	816

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	75	24	35	25	5
Real estate — construction	1	—	—	3	—
Real estate — other	1	—	2	50	—
Consumer	107	35	22	37	26

Total recoveries on loans previously charged off	184	59	59	115	31

Net loans charged off	1,642	501	496	1,093	785

Provision for loan losses	3,253	2,211	1,235	1,465	1,028

Allowance for loan losses, at end of period	$7,670	$6,059	$4,349	$3,610	$3,238

Loans, net of unearned income, at end of period	$631,786	$457,418	$377,352	$332,307	$298,063

Average loans, net of unearned income, outstanding for the period	$539,577	$413,561	$360,261	$316,605	$276,733

Ratios:
Allowance at end of period to loans, net of unearned income	1.21%	1.32%	1.15%	1.09%	1.09%
Allowance at end of period to average loans, net of unearned income	1.42	1.47	1.21	1.14	1.17
Net charge-offs to average loans, net of unearned income	0.30	0.12	0.14	0.35	0.28
Net charge-offs to allowance at end of period	21.41	8.27	11.40	30.28	24.24
Recoveries to prior year charge-offs	32.86	10.63	4.88	14.09	5.70

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans for the years ended December 31, 2002 to 2006.

Allocation of Allowance for Loan Losses

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
Domestic Loans (1)
Commercial, financial and agricultural	$2,266	6%	$3,209	7%	$548	8%	$1,257	10%	$1,615	11%
Real estate — construction	1,399	51	271	45	421	39	184	32	85	25
Real estate — other	3,265	38	1,962	42	2,138	46	1,277	50	1,044	55
Consumer	199	4	202	5	425	6	267	6	168	7
Other	541	1	415	1	817	1	625	2	326	2

Total	$7,670	100%	$6,059	100%	$4,349	100%	$3,610	100%	$3,238	100%

(1)	There are no foreign loans.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were .55% of total loans at December 31, 2006 and 0.24% of total loans at December 31, 2005, compared to 0.41% at December 31, 2004.

It is our general practice to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. For each of the five years in the period ended December 31, 2006, the difference between gross interest income that would have been recorded in such period, if the nonaccruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period’s net income, was immaterial.

The following table shows our nonperforming assets as well as the ratio of the allowance for loan losses to total nonperforming assets, the total nonperforming loans to total loans, and the total nonperforming assets to total assets, for the years ended December 31, 2002 to 2006.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands, except ratios)
Nonaccruing loans	$2,611	$1,020	$1,524	$1,127	$4,823
Loans past due 90 days or more	871	71	34	521	334
Restructured loans	—	—	—	—	—

Total nonperforming loans	3,482	1,091	1,558	1,648	5,157
Nonaccruing securities	—	—	—	—	—
Other real estate	1,218	147	516	737	986

Total nonperforming assets	$4,700	$1,238	$2,074	$2,385	$6,143

Ratios:
Allowance to total nonperforming assets	163.19%	489.42%	209.69%	151.36%	52.71%

Total nonperforming loans to total loans (net of unearned interest)	0.55%	0.24%	0.41%	0.50%	1.73%

Total nonperforming assets to total assets	0.62%	0.21%	0.44%	0.58%	1.60%

The 2.6 million in nonaccruing loans consist of 55 loans broken down as follows: two loans totaling $521,000 in real estate — construction loans, 15 loans totaling $1.4 million in real estate — mortgage loans, 10 loans totaling $524,000 in the commercial/financial/agricultural industry and 28 loans totaling $207,000 in consumer loans. Loans past due 90 days or more and still accruing consists of $622,000 in real estate – mortgage loans, $195,000 in commercial/financial/agricultural loans and $54,000 in consumer loans. We have in reserve for the nonaccrual loans approximately $723,000. The majority of the nonperforming assets are secured by real estate with adequate loan to value ratios, therefore we do not expect significant losses related to these assets.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Average deposits increased 28.1%, from $426.8 million in 2005 to $546.9 million in 2006. Average deposits increased 17.8%, from $362.3 million in 2004 to 2005. At December 31, 2006, total deposits were $651.1 million, of which $597.7 million or 91.8%, were interest bearing. At December 31, 2005, total deposits were $473.3 million, of which $426.7 million or 90.2%, were interest bearing. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $124.0 million at December 31, 2006. At December 31, 2005, brokered deposits were $52.6 million. The increase in our brokered deposits was necessary to fund our growth in loans during the year ended December 31, 2006 at reasonable spreads. Brokered deposits are a secondary source of deposits utilized to fund loan growth. The cost of these brokered deposits can be less expensive than our local deposits.

The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2006, 2005, and 2004, are as follows:

	At December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$52,298	0.00%	$43,878	0.00%	$30,840	0.00%

Interest-bearing demand deposits	74,125	2.17	75,670	1.40	82,617	1.15
Savings	105,022	3.37	84,653	2.06	61,281	1.16
Time deposits	315,429	4.82	222,561	3.29	187,578	2.42

Total interest-bearing deposits	$494,576	4.11	$382,884	2.65	$331,476	1.87

Total average deposits	$546,874	3.72	$426,762	2.37	$362,316	1.71

Our core deposits, which exclude brokered and national certificates of deposits, were $478.1 million at December 31, 2006, an increase of 20.3% compared to $397.3 million at December 31, 2005. Core deposits as a percentage of total deposits were approximately 73.4% and 83.9% at December 31, 2006 and 2005, respectively. In 2005, we began using the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance on some of our larger customers. Although CDARS are required to be categorized as brokered deposits, these deposits represent deposits greater than $100,000 originated in our local markets that are placed with other institutions that are members in the CDARS network. By placing these deposits in these other institutions, the deposits of our customers are fully insured by the FDIC. In return for the deposits that we place with network institutions, we receive from network institutions, deposits that are approximately equal in amount of what was originated from our customers. In addition, the CDARS are priced at local rates, which generally have lower rates than rates being offered for brokered deposits. At December 31, 2006, CDARS represented $22.7 million of our deposits, or 3.5% and at December 31, 2005, CDARS represented $19.7 million of our deposits, or 4.2%. We continue to focus on increasing our core deposit base. The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2006: average noninterest-bearing demand deposits, 9.6%; and average savings deposits, 19.2%. Of average time deposits, approximately 56.9% were large denomination certificates of deposit.

Noninterest-bearing deposits increased $6.9 million, or 14.7%, from year-end 2005 to $53.4 million at December 31, 2006, and interest-bearing deposits increased $171.0 million, or 40.1%, during the same period to $597.7 million. The increase in noninterest-bearing deposits has been the result of our focus on providing excellent customer service to our small business customers and also by the development of relationships with new businesses that have moved into our communities. The increase in our interest-bearing deposits has been the result of offering competitive products to serve our customers as well as the development of relationships with individuals who have relocated to our communities.

The following table sets forth the maturities of our time deposits of $100,000 or more by category at December 31, 2006.

(In thousands)
Three months or less	$57,147
Over three through six months	67,255
Over six through twelve months	94,364
Over twelve months	17,862

Total	$236,628

Borrowings

Short-Term Borrowings

Securities sold under agreements to repurchase amounted to $4.7 million at December 31, 2006, compared to $3.7 million at December 31, 2005, and $6.3 million at December 31, 2004. The weighted average rates were 1.62%, 1.24%, and 1.36% for 2006, 2005 and 2004, respectively. The total amount of securities sold under agreements to repurchase are associated with the cash flow needs of our corporate customers who participate in repurchase agreements. We also had a short-term line of credit with the Federal Home Loan Bank with balances of $-0-, $14.0 million, and $9.2 million at December 31, 2006, 2005 and 2004, respectively. The short-term line of credit with the Federal Home Loan Bank is in the form of a daily rate credit. It floats daily based on the overnight funds market. The line of credit has a one year term and matures in May of each year. We have available $36.0 million in lines of credit to purchase federal funds, on an unsecured basis, from commercial banks, of which all was available at December 31, 2006. We had federal funds purchased that amounted to $-0- at year-end 2006, and $7.2 million at year-end 2005, compared to $-0- at year-end 2004.

Short-term borrowings at December 31, 2006, 2005 and 2004 consisted of the following:

	As of December 31,
	2006	2005	2004
	(In thousands)
Federal funds purchased	$—	$7,217	$—
Securities sold under agreements to repurchase	4,738	3,675	6,264
FHLB line of credit	—	14,000	9,206

	$4,738	$24,892	$15,470

FHLB Advances

Our total borrowed funds consist primarily of long-term debt with maturities from one to ten years. At December 31, 2006 we were approved to borrow up to approximately $111.3 million under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in the loan and securities portfolios. At December 31, 2006, the outstanding balance of our credit line was $25.1 million, all of which was accounted for as long-term debt.

Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by us, received $6.0 million principal amount of the Trust’s floating rate cumulative trust preferred securities in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of our floating rate-subordinated debentures. We have fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the trust preferred securities. We account for the trust preferred securities as long-term debt liability in the amount of $6.2 million. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00 % percent until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2006 and 2005 was 8.37% and 7.25%, respectively. The debt is callable by Appalachian Bancshares, Inc. on August 28, 2008 and every quarter thereafter. Subject to certain limitations, the trust preferred securities qualify as Tier 1 capital and are presented in the consolidated financial statements included elsewhere in this Form 10-K as “subordinated long-term capital notes”.

The sole assets of the Trust are the subordinated debentures issued by us. Both the trust preferred securities and the subordinated debentures have approximately 30-year lives. However, both we and the Trust have options to call our respective securities after five years, subject to regulatory capital requirements.

Capital Resources

Total shareholders’ equity was $66.8 million at December 31, 2006, an increase of $6.9 million from $59.8 million at December 31, 2005. This increase resulted primarily from net earnings of $6.0 million during 2006. We issued 2,800 shares of stock to our 401(k) Plan during 2006 for proceeds of $50,000. We had a $247,000 decrease in the accumulated other comprehensive loss on our available-for-sale securities. In addition, the effects of the stock-based compensation expense as well as the exercise of 52,600 options during 2006 increased equity by $649,000, including the tax benefit.

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $70.7 million at December 31, 2006. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $78.4 million at year-end 2006. The percentage ratios as calculated under regulatory guidelines were 10.69% and 11.85% for Tier 1 and Total Capital, respectively, at year-end 2006. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively. Upon final approval of the thrift charter, we anticipate injecting approximately $8.0 million in capital into the newly established thrift.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2006, our leverage ratio was 9.55%, exceeding the regulatory minimum requirement of 4.0%.

The table following illustrates our regulatory capital ratios under federal guidelines at December 31, 2006, 2005 and 2004:

	Statutory Minimum	Years ended December 31,
		2006	2005	2004
	(In thousands, except ratios)
Tier 1 Capital		$70,730	$64,301	$39,713

Tier 2 Capital		7,670	6,057	4,349

Total Qualifying Capital		$78,400	$70,358	$44,062

Risk Adjusted Total Assets (including off-balance sheet exposures)		$661,431	$484,577	$384,847

Tier 1 Risk-Based Capital Ratio	4.00%	10.69%	13.27%	10.32%

Total Risk-Based Capital Ratio	8.00	11.85	14.52	11.45

Leverage Ratio	4.00	9.55	11.35	8.53

Return on Equity and Assets

The following table summarizes certain of our financial ratios for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Return on average assets	0.91%	0.99%	0.91%
Return on average equity	9.57	12.18	12.23
Dividend payout ratio	0.00	0.00	0.00
Average equity to average assets ratio	9.49	8.11	7.42

The decline in return on average equity from 2005 to 2006 is primarily due to the investment that we have made in our expansionary activities during 2006, which has generated significant growth in assets and deposits, but has operated at a net loss during the year. Additionally, our average stockholders’ equity was much higher in 2006. We sold 1.3 million shares of common stock during the fourth quarter of 2005 for net proceeds of approximately $18.4 million. Our return on average equity for 2005 was lower than 2004 which was also due to the common stock sale during the fourth quarter of 2005. Average shareholders’ equity increased to $62.7 million in 2006 from $42.1 million in 2005, and from $33.1 million in 2004. Our average equity to average assets ratio was 9.49% in 2006, 8.11% in 2005, and 7.42% in 2004.

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

The following table indicates that, in a rising interest rate environment, our earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets, if rates move simultaneously. For purposes of this table, all demand and savings deposits are included in the 0 – 30 day period, but because these deposits are not as sensitive to rate change, we do not anticipate these deposits to mature in this time period. We anticipate that these deposits will mature over all time periods. As seen in the following table, for the first 30 days of repricing opportunity, there is an excess of earning assets over interest-bearing liabilities of approximately $70.7 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $89.5 million. During this one-year time frame, 93.8% of all interest-bearing liabilities will reprice compared to 71.3% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

The following table sets forth information regarding our rate sensitivity as of December 31, 2006 for each of the intervals indicated.

	0-30 Days	31-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands, except ratios)
Interest-earning assets (1)
Loans	$327,777	$27,594	$132,658	$134,678	$6,468	$629,175
Securities: (2)
Taxable	3,450	2,021	7,567	33,870	15,471	62,379
Tax-exempt	—	—	—	200	12,481	12,681
Interest-bearing deposits in other banks	541	—	—	—	—	541
Federal funds sold	3,107	—	—	—	—	3,107

	$334,875	$29,615	$140,225	$168,748	$34,420	$707,883

Interest-bearing liabilities: (3)
Demand deposits (4)	66,914	—	—	—	—	66,914
Savings deposits (4)	129,450	—	—	—	—	129,450
Time deposits	63,056	66,074	240,502	31,716	—	401,348
Other short-term borrowings	4,738	—	—	—	—	4,738
Long-term debt	—	5,100	12,200	7,750	—	25,050
Subordinated long-term capital notes	—	6,186	—	—	—	6,186

	$264,158	$77,360	$252,702	$39,466	$—	$633,686

Interest sensitivity gap	$70,717	$(47,745)	$(112,477)	$129,283	$34,420	$74,198

Cumulative interest sensitivity gap	$70,717	$22,972	$(89,505)	$39,778	$74,198

Ratio of interest-earning assets to interest-bearing liabilities	1.27	0.38	0.55	4.28	0.00

Cumulative ratio	1.27	1.07	0.85	1.06	1.12

Ratio of cumulative gap to total interest-earning assets	0.10	0.03	(0.13)	0.06	0.10

(1)	Excludes nonaccrual loans. Excludes unrealized gains/losses on securities.
(2)	Securities are at book value.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Demand and savings deposits typically reprice simultaneously with market changes.

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points
For the Twelve Months After December 31, 2006

Projected change in:
Interest income	(15.41)%	13.43%
Interest expense	(26.34)	25.60
Net interest income	(3.38)	0.03

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

Standby Letters of Credit. These agreements are used by our customers as a means of improving their credit standings in their dealings with others. Under these agreements, we agree to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2006 and 2005, we had issued standby letters of credit of approximately $10.7 million and $3.5 million, respectively. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments. As of December 31, 2006 and 2005, the bank had commitments outstanding to extend credit totaling approximately $107.7 million and $73.4 million, respectively.

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations,and the periods in which payments are due. The amounts and time periods are measured from December 31, 2006.

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$24,136	$4,600	$750	$—	$18,786
Operating lease obligations	1,063	124	119	74	746
Time deposits	401,348	369,596	29,067	2,685	—

Total	$426,547	$374,320	$29,936	$2,759	$19,532

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

Recent Developments

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Since the Company does not service any assets, the Company does not expect the impact of SFAS No. 156 on its financial position, results of operations or cash flows to be material.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects the impact of adopting FIN 48 will not be material to its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the impact of SFAS No. 157 on its financial position, results of operations or cash flows to be material.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-5 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” In December 2006, the Company adopted the provisions of SAB No. 108, which clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB No. 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach that the Company previously used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The primary weakness of the iron curtain approach is that it does not consider the correction of prior year misstatements in the current year to be errors. The adoption of SAB No. 108 did not have a material impact to the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159, but has yet to complete its assessment.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Appalachian Bancshares, Inc. and Subsidiaries

Ellijay, Georgia

We have audited the consolidated statements of financial condition of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Appalachian Bancshares, Inc. and subsidiaries for the year ended December 31, 2004 were audited by other auditors whose report, dated March 17, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

March 26, 2007

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

Birmingham, Alabama

March 17, 2005

/s/ Schauer Taylor Cox Vise & Morgan, P.C.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

(In thousands)

	2006	2005
Assets

Cash and due from banks	$7,940	$20,772
Interest-bearing deposits with other banks	541	13,765
Federal funds sold	3,107	799

Cash and Cash Equivalents	11,588	35,336

Securities available-for-sale	74,725	71,570

Loans, net of unearned income	631,786	457,418
Allowance for loan losses	(7,670)	(6,059)

Net Loans	624,116	451,359

Premises and equipment, net	23,412	16,797
Accrued interest	8,157	4,751
Cash surrender value on life insurance	8,438	8,143
Intangibles, net	2,197	1,992
Other assets	5,581	2,658

Total Assets	$758,214	$592,606

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$53,422	$46,561
Interest-bearing deposits	597,712	426,749

Total Deposits	651,134	473,310

Short-term borrowings	4,738	24,892
Accrued interest	1,454	728
FHLB Advances	25,050	24,950
Subordinated long-term capital notes	6,186	6,186
Other liabilities	2,889	2,715

Total Liabilities	691,451	532,781

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,280,497 and 5,225,097 shares issued at December 31, 2006 and 2005, respectively	53	52
Paid-in capital	43,870	43,184
Retained earnings	23,761	17,757
Accumulated other comprehensive loss	(221)	(468)
Less cost of treasury stock, 75,973 shares	(700)	(700)

Total Shareholders’ Equity	66,763	59,825

Total Liabilities and Shareholders’ Equity	$758,214	$592,606

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Interest Income
Interest and fees on loans	$49,843	$32,014	$23,652
Interest on securities:
Taxable securities	2,301	1,843	1,402
Nontaxable securities	668	655	650
Interest on deposits with other banks	30	20	6
Interest on federal funds sold	351	218	26

Total Interest Income	53,193	34,750	25,736

Interest Expense
Interest on deposits	20,351	10,132	6,209
Interest on federal funds purchased and securities sold under agreements to repurchase	472	174	123
Interest FHLB advances	1,180	1,170	942
Interest on subordinated long-term capital notes	491	404	284

Total Interest Expense	22,494	11,880	7,558

Net Interest Income	30,699	22,870	18,178
Provision for loan losses	3,253	2,211	1,235

Net Interest Income After Provision For Loan Losses	27,446	20,659	16,943

Noninterest Income
Customer service fees	1,650	1,434	1,234
Mortgage origination commissions	1,348	959	801
Securities losses	––	––	(23)
Other operating income	973	910	817

Total Noninterest Income	3,971	3,303	2,829

Noninterest Expenses
Salaries and employee benefits	13,341	8,741	6,885
Occupancy, furniture and equipment expense	2,685	2,014	1,956
Other operating expenses	6,535	5,583	4,999

Total Noninterest Expenses	22,561	16,338	13,840

Income before income taxes	8,856	7,624	5,932
Income tax expense	2,852	2,502	1,885

Net Income	$6,004	$5,122	$4,047

Earnings Per Common Share
Basic	$1.16	$1.24	$1.09
Diluted	1.14	1.21	1.04

Cash Dividends Declared Per Common Share	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	5,171	4,123	3,724
Diluted	5,279	4,247	3,885

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	$37	$22,727	$8,588	$429	$(700)	$31,081

Net income 2004	—	—	4,047	—	—	4,047
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of tax of $(27)	—	—	—	(51)	—	(51)

Comprehensive income	—	—	—	—	—	3,996

Proceeds from sale of common stock to 401(k) plan	—	503	—	—	—	503
Effect of exercise and issuance of stock options	1	460	—	—	—	461
Stock-based compensation cost	—	42	—	—	—	42

Balance at December 31, 2004	38	23,732	12,635	378	(700)	36,083

Net income 2005	—	—	5,122	—	—	5,122
Unrealized losses on available-for-sale securities, net of tax of $(436)	—	—	—	(846)	—	(846)

Comprehensive income	—	—	—	—	—	4,276

Proceeds from sale of common stock to 401(k) plan	—	494	—	—	—	494
Effect of exercise and issuance of stock options	1	582	—	—	—	583
Stock-based compensation cost	—	19	—	—	—	19
Proceeds from sale of common stock through stock offering	13	18,357	—	—	—	18,370

Balance at December 31, 2005	52	43,184	17,757	(468)	(700)	59,825

Net income 2006	—	—	6,004	—	—	6,004
Unrealized gains on available-for-sale securities, net of tax of $128	—	—	—	247	—	247

Comprehensive income						6,251

Proceeds from sale of common stock to 401(k) plan	—	50	—	—	—	50
Effect of exercise and issuance of stock options	1	444	—	—	—	445
Stock-based compensation cost	—	204	—	—	—	204
Expense incurred from sale of common stock through stock offering	—	(12)	—	—	—	(12)

Balance at December 31, 2006	$53	$43,870	$23,761	$(221)	$(700)	$66,763

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Operating Activities
Net income	$6,004	$5,122	$4,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	968	926	1,039
Provision for loan losses	3,253	2,211	1,235
Deferred tax benefit	(1,363)	(71)	(22)
Realized security losses, net	—	—	23
Loss on disposal of premises and equipment	15	59	24
Loss on disposition of other real estate	32	80	195
Increase in cash surrender value on life insurance	(295)	(309)	(241)
Increase in accrued interest receivable	(3,406)	(1,849)	(612)
Increase (decrease) in accrued interest payable	726	188	(130)
Stock-based compensation cost	204	19	42
Excess tax benefits from exercise of stock options	(88)	(254)	(193)
Other, net	(600)	1,544	473

Net Cash Provided By Operating Activities	5,450	7,666	5,880

Investing Activities
Proceeds from sales of securities available-for-sale	2,619	1,427	4,261
Proceeds from maturity, calls and paydown of securities available-for-sale	11,994	6,009	12,473
Purchase of securities available-for-sale	(17,314)	(15,690)	(26,261)
Net increase in loans	(178,735)	(80,819)	(46,311)
Capital expenditures, net	(7,648)	(4,899)	(4,959)
Proceeds from sales of premises and equipment	12	161	242
Purchase of insurance contracts	—	—	(5,000)
Proceeds from disposition of foreclosed real estate	1,622	541	807

Net Cash Used In Investing Activities	(187,450)	(93,270)	(64,748)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	20,132	49,184	32,358
Net increase in certificates of deposit	157,692	42,628	16,221
Net increase (decrease) in federal funds purchased, securities sold under agreements to repurchase, and FHLB line of credit	(20,154)	9,422	3,384
Issuance of FHLB advances	20,000	4,000	13,500
Repayment of FHLB advances	(19,900)	(11,000)	(7,243)
Issuance of common stock	394	18,939	577
Excess tax benefits from exercise of stock options	88	254	193

Net Cash Provided By Financing Activities	158,252	113,427	58,990

Net Increase (Decrease) in Cash and Cash Equivalents	(23,748)	27,823	122

Cash and Cash Equivalents at Beginning of Year	35,336	7,513	7,391

Cash and Cash Equivalents at End of Year	$11,588	$35,336	$7,513

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

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

Note 1 – Summary of Significant Accounting Policies – Continued

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

The Company had no trading or held-to-maturity securities as of December 31, 2006 and 2005.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses.

Loan origination and commitment fees, net of certain origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Allowance for Loan Losses

A loan is generally classified as impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively and reserves are established based on historical loss experience.

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

Management determines the Bank’s loan loss allowance by first dividing the loan portfolio into two major categories: (1)satisfactory and past due loans and (2)problem loans. Loan loss reserves are calculated primarily based upon the historical loss experience by segment for the satisfactory and past due portion of the portfolio. The Bank uses the prior three year net loan charge off/recovery experience rate (net charge off percentage of total loans) to calculate the various segments in the loan portfolio. This experience rate is applied to the satisfactory and past due loans by segment, in order to determine the reserve amount for satisfactory and past due loans. Problem loans are considered individually for loans over $100,000. For problem loans $100,000 and under, a specific reserve will be calculated based on classification on the Bank’s watch list as follows: Grade 5 – Special Mention, 5% reserve; Grade 6 – Substandard, 15% reserve; Grade 7 – Doubtful, 50% reserve; and Grade 8 – Loss, 100% reserve. In management’s opinion, the Bank’s loan loss allowance is considered adequate at December 31, 2006 and 2005.

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

Note 1 – Summary of Significant Accounting Policies – Continued

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

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2006, 2005 and 2004.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided generally by the straight-line method based principally on the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed assets. The carrying amount of foreclosed assets of December 31, 2006 and 2005 was $1,217,942 and $147,019, respectively.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $882,000, $510,000, and $355,000, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

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

Stock-Based Compensation

At December 31, 2006, the Company had two stock-based employee compensation plans, which are more fully described in Note 15. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and the related Interpretations. Accordingly, no stock-based compensation cost was included in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 allows for a modified prospective method of adoption of SFAS No. 123, whereby the Company can prospectively account for the current expense of options granted during 2003 and thereafter. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $10,239 lower, than if it had continued to account for share-based compensation under the provisions of SFAS No. 123, as provided by SFAS No. 148. Basic and diluted earnings per share for the year ended December 31, 2006 would not have changed.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the years ended December 31, 2006, 2005 and 2004, there were $88,459, $254,326 and 193,158, respectively, in tax benefits realized from the exercise of stock options.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

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

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income as reported	$5,122	$4,047
Add: Stock based compensation expense included in net income, net of related taxes	19	42
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(53)	(60)

Pro Forma Net income	$5,088	$4,029

Basic Earnings per Common Share
As reported	$1.24	$1.09
Pro Forma	1.23	1.08

Diluted Earnings per Common Share
As reported	1.21	1.04
Pro Forma	1.20	1.04

Weighted average fair value of options granted during the year	4.89	3.79

Assumptions:
Average risk free interest rate	4.15%	4.07%
Average expected volatility	15.80	21.30
Expected dividend yield	0.00	0.00
Expected life	7.5 years	7.5 years

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

Intangibles

Intangibles consist of goodwill and a non-compete agreement with a former employee of the Bank. The goodwill represents a premium paid on the purchase of assets and deposit liabilities. Goodwill is stated at cost, net of accumulated amortization, which was provided using the straight-line method over the estimated useful life of 20 years, until the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001. The carrying amount of goodwill at December 31, 2006 and 2005 is $1,991,891.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment as of November 30, 2006 and determined that there was no impairment of the carrying value.

The noncompete intangible represents an amount paid during 2006 to a former employee who agreed to certain stipulations concerning future employment spelled out in a noncompete agreement. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the contract period of 2 years. The carrying amount of the noncompete agreement at December 31, 2006 is $205,000, which consists of the original amount of $246,000, net of accumulated amortization of $41,000. Amortization expense for the year ended December 31, 2006 amounted to $41,000 for this noncompete agreement.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. See Note 13 for a further discussion of these financial instruments.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from an available line of up to $36 million, of which all funds were available at December 31, 2006. In addition, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), of up to approximately $111,310,000, of which approximately $86,260,000 was available and unused, subject to proper collateralization at December 31, 2006.

Earnings per Common Share

Basic earnings per common share are computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share.

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Weighted average of common shares outstanding	5,171	4,123	3,724
Effect of dilutive options	108	124	161

Weighted average of common shares outstanding effected for dilution	5,279	4,247	3,885

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

Note 1 – Summary of Significant Accounting Policies – Continued

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income (loss) are as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Unrealized gains (losses) on securities

Unrealized holding gains arising during period	$375	$(1,283)	$(101)
Reclassification adjustment for (gains) losses included in net income	—	—	23

Net unrealized losses	375	(1,283)	(78)
Income tax related to items of other comprehensive income	(128)	436	27

Other comprehensive income (loss)	$247	$(847)	$(51)

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2006.

	2006	2005	2004
	(In thousands)
Cash paid during the year for interest	$21,768	$10,030	$7,688

Cash paid during the year for income taxes	3,358	2,292	1,690

Non-cash Disclosures:

Loans transferred to foreclosed assets	2,824	252	1,563

Net increase (decrease) in unrealized gains and losses on securities available-for-sale	375	(1,282)	(78)

Sales of foreclosed assets financed through loans	99	—	793

Increase in cash surrender value on life insurance	295	309	241

Recent Developments

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Since the Company does not service any assets, the Company does not expect the impact of SFAS No. 156 on its financial position, results of operations or cash flows to be material.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects the impact of adopting FIN 48 will not be material to its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the impact of SFAS No. 157 on its financial position, results of operations or cash flows to be material.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-5 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” In December 2006, the Company adopted the provisions of SAB No. 108, which clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB No. 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

approach that the Company previously used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The primary weakness of the iron curtain approach is that it does not consider the correction of prior year misstatements in the current year to be errors. The adoption of SAB No. 108 did not have a material impact to the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159, but has yet to complete its assessment.

Note 2 - Restrictions On Cash and Due From Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2006 and 2005, the average amount of the required reserves was $569,000 and $626,000, respectively.

Note 3 – Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 2006 and 2005 are presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities Available-For-Sale

December 31, 2006:
Government sponsored agency securities	$43,933	$10	$547	$43,396
State and municipal securities	12,681	479	12	13,148
Mortgage-backed securities	15,098	13	278	14,833
Equity securities	3,348	—	—	3,348

	$75,060	$502	$837	$74,725

December 31, 2005:
Government sponsored agency securities	$38,175	$—	$817	$37,358
State and municipal securities	14,250	572	17	14,805
Mortgage-backed securities	16,121	2	320	15,803
Equity securities	3,734	—	130	3,604

	$72,280	$574	$1,284	$71,570

At December 31, 2006, the Company’s available-for-sale securities reflected net unrealized losses of $334,786 that resulted in a decrease in stockholders’ equity of $220,959 net of deferred taxes. At December 31, 2005, the Company’s available-for-sale securities reflected net unrealized losses of $710,088 that resulted in a decrease in stockholders’ equity of $468,659 net of deferred taxes.

Note 3 – Securities – Continued

The following tables show the Company’s securities’ gross unrealized losses and fair value, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities Available-for-sale

December 31, 2006:
Government sponsored agency securities	$6,733	7	29,176	540	35,909	547
State and municipal securities	574	12	—	—	574	12
Mortgage-backed securities	1,535	—	11,821	278	13,356	278

	$8,842	$19	$40,997	$818	$49,839	$837

December 31, 2005:
Government sponsored agency securities	$16,620	$261	$20,737	$557	$37,357	$818
State and municipal securities	1,143	17	—	—	1,143	17
Mortgage-backed securities	10,096	121	5,520	198	15,616	319
Equity securities	720	130	—	—	720	130

	$28,579	$529	$26,257	$755	$54,836	$1,284

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The securities at a loss for 12 months or more at December 31, 2006 are in 37 securities, that are insured agencies of the United States Government and the losses can be attributable to changes in interest rates. In addition, there were 2 securities in 2006 that are not insured agencies, but have either an Aaa or AAA rating with short modified durations. Because the declines in value are not attributed to credit quality and the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Note 3 – Securities – Continued

The contractual maturities of securities available-for-sale at December 31, 2006 are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$11,676	$11,638
Due after one year through five years	33,050	32,537
Due after five years through ten years	3,146	3,158
Due after ten years	23,840	24,044
Equity securities	3,348	3,348

	$75,060	$74,725

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2006, were as follows:

	2006	2005	2004
	(In thousands)
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	23

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $2,312,000 and $2,697,600 at December 31, 2006 and 2005, respectively. In addition to the restricted investment in Federal Home Loan Bank, the Company also had an investment in Federal Home Loan Bank preferred stock with a carrying value of $850,000 and $720,000 at December 31, 2006 and 2005, respectively. Equity securities also include an investment in Appalachian Capital Trust I. The amount of investment in the trust amounted to $186,000 at December 31, 2006 and 2005.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to $42,134,460 and $50,687,921 at December 31, 2006 and 2005, respectively.

Note 4 – Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)
Commercial, financial and agricultural	$40,491	$33,778
Real estate - construction	320,406	203,538
Real estate - mortgage (1)	241,569	193,704
Consumer	25,386	21,051
Other loans	3,934	5,347

	631,786	457,418
Allowance for loan losses	(7,670)	(6,059)

Net loans	$624,116	$451,359

(1)	includes loans held for sale in the amounts of $733 and $-0- for the years ended December 31, 2006 and 2005, respectively.

Total loans which the Company considered to be impaired at December 31, 2006 and 2005 were $4,645,796 and $3,543,578, respectively. Of these loans, $2,611,282 and $1,020,030 were on nonaccrual status at December 31, 2006 and 2005, respectively. Allowances on the impaired loans at December 31, 2006 and 2005 were $1,222,904 and $1,422,509, respectively. Impaired loans consisted primarily of commercial loans and real estate—mortgage loans as of December 31, 2006 and 2005. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was approximately $3,906,000, $3,811,000 and $1,353,000, respectively. No material amount of interest income was recognized on nonaccrual loans for the years ended December 31, 2006, 2005 and 2004. For other impaired loans we collected approximately $184,000 in interest during each of the years ended December 31, 2006 and 2005, respectively, and $-0- for the year ended December 31, 2004. For the year ended December 31, 2006, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period’s net income was approximately $115,480. In the year ended December 31, 2005, the amount was approximately $70,000.

The Company has no commitments to loan additional funds to the borrowers of nonaccrual loans.

At December 31, 2006 and 2005, the Company had loans past due 90 days or more and still accruing interest of $871,744 and $70,974, respectively.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to $72,441,162 and $56,989,366 at December 31, 2006 and 2005, respectively.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$6,059	$4,349	$3,610

Charge-offs	(1,826)	(560)	(555)
Recoveries	184	59	59

Net charge-offs	(1,642)	(501)	(496)

Provision for loan losses	3,253	2,211	1,235

Balance at end of year	$7,670	$6,059	$4,349

Note 6 – Premises and Equipment

Premises and Equipment

Premises and equipment were as follows:

	December 31,
	2006	2005
	(In thousands)
Land	$5,129	$3,873
Buildings and improvements	13,841	6,878
Furniture and equipment	5,710	4,130
Computer equipment and software	2,159	1,612
Automobiles	400	247
Construction in progress (estimated cost to complete $7.7 million)	1,618	4,773

	28,857	21,513
Allowance for depreciation	(5,445)	(4,716)

	$23,412	$16,797

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2006, 2005 and 2004 was $1,006,378, $870,339 and $866,108, respectively.

Leases

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2006, 2005 and 2004, rental expense for operating leases was approximately $175,715, $69,684 and $90,248, respectively.

Note 6 – Premises and Equipment – Continued

Future minimum lease payments under noncancellable operating leases at December 31, 2006, are as follows:

Years Ending December 31,	(In thousands)
2007	$124
2008	80
2009	39
2010	37
2011	37
Thereafter	746

Total minimum lease payments	$1,063

Note 7 – Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2006 and 2005 were $236,627,667 and $125,022,322, respectively. The Company had brokered time deposits at December 31, 2006 and 2005 of $123,982,411 and $52,587,602, respectively. Demand deposits reclassified as loan balances as of December 31, 2006 and 2005 amounted to $245,601 and $172,599, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2006, are as follows:

Years ending December 31,	(In thousands)
2007	$369,596
2008	21,536
2009	7,531
2010	1,772
2011	913

$401,348

Note 8 – Short-term Borrowings

Short-term borrowings at December 31, 2006 and 2005 consist of the following:

	2006	2005
	(In thousands)
Federal funds purchased	$—	$7,217
Securities sold under agreements to repurchase	4,738	3,675
FHLB line of credit	—	14,000

	$4,738	$24,892

Note 8 – Short-term Borrowings – Continued

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

Note 9 – Federal Home Loan Bank Advances

At December 31, 2006 and 2005, the Company had advances from the Federal Home Loan Bank (FHLB) totaling $25,050,000 and $24,950,000, respectively. These advances do not include the FHLB line of credit balances included in short-term borrowings in the previous note.

FHLB advances consist of the following at December 31:

	2006	2005
	(In thousands)
Notes payable on line of credit at FHLB, with varying maturities from March 2007 through January 2016, interest rates varying from 3.26% to 6.77%, and secured by residential mortgages	$25,050	$24,950

The maturities of FHLB advances at December 31, 2006, are as follows:

Years ending December 31,	Fixed	Convertible
	(In thousands)
2007	$7,300	$—
2008	750	—
2009	—	—
2010	—	—
2011	—	—
Thereafter	—	17,000

	$8,050	$17,000

Note 10 – Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating rate cumulative trust preferred securities (the “Trust Preferred Securities”) in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. The Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00% until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2006 and 2005 was 8.37% and 7.25%, respectively. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have stated 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

Note 11 – Other Operating Expenses

Other operating expenses consist of the following:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Advertising	$882	$510	$355
Data processing	776	653	537
Professional fees	665	1,275	987
Marketing and promotional	614	535	427
Director & committee fees	608	532	427
Stationary and supplies	531	321	368
Other	2,459	1,757	1,898

	$6,535	$5,583	$4,999

Note 12 – Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Current
Federal	$2,886	$2,906	$1,718
State	468	401	189

Deferred
Federal	(343)	(738)	(18)
State	(159)	(67)	(4)

	$2,852	$2,502	$1,885

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%

Effect on rate of:
Tax-exempt securities	(2.6)	(2.9)	(3.7)
Tax-exempt loans	(0.2)	(0.1)	(0.2)
Interest expense disallowance	0.4	0.3	0.3
State income tax, net of federal tax	2.3	2.9	2.1
Other	(1.7)	(1.4)	(0.7)

Effective income tax rate	32.2%	32.8%	31.8%

Note 12 – Income Taxes – Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2006	2005
	(In thousands)
Net unrealized gains on securities available-for-sale	$114	$241
Depreciation	(737)	(521)
Allowance for loan losses	2,450	1,847
Deferred compensation	338	207
Other	112	1

	$2,277	$1,775

Note 13 – Commitments and Contingencies

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

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Bank’s customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Bank agrees to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2006 and 2005, the Bank has issued standby letters of credit of approximately $10,723,000 and $3,491,000. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments: As of December 31, 2006 and 2005, the Bank had commitments outstanding to extend credit totaling approximately $107,671,000 and $73,363,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

Note 14 – Concentrations of Credit

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

Note 15 – Stock Based Compensation

The Company has a 1997 Employee Stock Incentive Plan, a 1997 Directors’ Nonqualified Stock Option Plan and a 2003 Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and employees. The options granted provide for these directors and employees the opportunity to purchase shares of the Company’s $0.01 par value common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the date of grant subject to vesting requirements.

The Company’s 1997 Employee Stock Incentive Plan and the 1997 Directors’ Nonqualified Stock Option Plan (“the 1997 Plan”), which are shareholder approved, permits the grant of stock options to its employees and directors for up to 440,000 shares of common stock from each of these plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. At its discretion, the Board may provide in any stock option agreement under the 1997 Plan (or in an amendment thereto) that in the event of a change in control, any outstanding options covered by such an agreement shall be fully vested, nonforfeitable and become exercisable as of the date of the change in control. There were no shares available under the 1997 Plan for future stock option grants at December 31, 2006.

The Company’s 2003 Stock Option Plan (“the 2003 Plan”), which is shareholder approved, permits the grant of stock options to its employees and directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the average of the high and low market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. All options under the 2003 Plan, in the event of a change in control, shall become immediately exercisable and fully vested for a period of 60 days beginning on the date of the change in control. Shares available for future stock options grants to employees and directors under the 2003 Plan were 12,760 at December 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises, employee terminations and forfeitures within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Dividend Yield	0.00%	0.00%	0.00%
Expected volatility	15.52 – 19.21%	15.84 – 16.40%	21.30%
Risk-free interest rate	4.11 – 5.03%	3.96 – 4.36%	4.07%
Forfeiture rate	10.90%	10.90%	10.90%
Expected life of options (in years)	7.50 years	7.50 years	7.50 years
Weighted-average grant-date fair value	$6.81	$4.89	$3.79

Note 15 – Stock Based Compensation – Continued

The following table represents stock option activity for the year ended December 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	293,975	$7.55
Granted	215,300	19.67
Exercised	(52,600)	6.78
Forfeited	—	0.00

Outstanding at December 31, 2006	456,675	$13.35	5.80	$2,695

Exercisable at December 31, 2006	209,525	$6.47	2.19	$2,678

Total intrinsic value of options exercised was $788,574, $1,027,164 and $818,591 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $79,005, $50,566 and $84,754, respectively.

The compensation cost charged against income for the years ended December 31, 2006, 2005, and 2004 was $204,392, $18,745 and $42,301, respectively. Income tax benefits recognized for the respective years were $27,557, $-0- and $5,166.

Cash received from the exercise of options was $356,545 for the year ended December 31, 2006. The tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $88,459 for the year ended December 31, 2006.

As of December 31, 2006, there was $1,338,334 of total unrecognized compensation cost related to the nonvested share-based compensation arrangements granted under the option plan. That cost is expected to be recognized over a weighted-average period of 4.22 years.

Note 16 – Regulatory Matters

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

As of December 31, 2006, the Bank could declare dividends of approximately $3,567,000 without regulatory consent, subject to the Bank’s compliance with regulatory capital restrictions. It is anticipated that any such dividends would be used for the payment of long-term debt service.

Note 16 – Regulatory Matters – Continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the applicable regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To become well capitalized the Bank must maintain minimum Total Capital, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total Capital
Consolidated	$78,400	11.85%	$52,914	8.00%	$	N/A	N/A	%
Appalachian Community Bank	67,270	10.18	52,874	8.00		66,093	10.00
Tier 1 Capital
Consolidated	70,730	10.69	26,457	4.00		N/A	N/A
Appalachian Community Bank	59,600	9.02	26,437	4.00		39,656	6.00
Tier 1 Leverage
Consolidated	70,730	9.55	29,618	4.00		N/A	N/A
Appalachian Community Bank	59,600	8.06	29,593	4.00		36,992	5.00

As of December 31, 2005:
Total Capital
Consolidated	$70,358	14.52%	$38,766	8.00%	$	N/A	N/A
Appalachian Community Bank	52,819	10.91	38,744	8.00		48,430	10.00%
Tier 1 Capital
Consolidated	64,301	13.27	19,383	4.00		N/A	N/A
Appalachian Community Bank	46,765	9.66	19,372	4.00		29,058	6.00
Tier 1 Leverage
Consolidated	64,301	11.35	22,652	4.00		N/A	N/A
Appalachian Community Bank	46,765	8.26	22,637	4.00		28,296	5.00

Note 17 – Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; that is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company’s contribution to the plan is determined by its board of directors. The Company made discretionary cash contributions to the plan of approximately $563,518 in 2006, $472,200 in 2005 and $313,200 in 2004.

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors. Expenses recognized for the years ended December 31, 2006, 2005, and 2004 related to these plans were $336,946, $277,426 and $97,653, respectively. The estimated amounts to be paid under the compensation plan have been partially provided for through the purchase of life insurance policies on certain officers and directors. Accrued deferred compensation of $900,848, and $575,667 is included in other liabilities as of December 31, 2006 and 2005, respectively. Cash surrender values of $8,438,378 and $8,142,533 on the insurance policies is included in other assets at December 31, 2006 and 2005, respectively.

Note 18 – Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 2006 and 2005. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

	2006	2005
	(In thousands)
Balance at Beginning of Year	$11,216	$15,025
New loans	15,007	8,396
Repayments	(8,369)	(7,938)
Change in related parties	(345)	(4,267)

Balance at End of Year	$17,509	$11,216

Deposits: Deposits held from related parties were $2,667,125 and $2,075,324 at December 31, 2006 and 2005, respectively.

Construction contracts: During 2006 and 2005, the Bank used as a construction contractor, a company owned by one of the directors of the Company. Amounts paid to this construction contractor in 2006 amounted to $191,158, and amounts paid in 2005 amounted to $469,780, which represented the fair market price for the services provided.

Purchases: The Bank purchases telecommunication, internet, cable and advertising services from a local telecommunications company. One of the directors of the Company and the Bank, serves as executive vice president and chief operations officer of this telecommunications company. Amounts paid to the telecommunication company in 2006 and 2005 amounted to $458,587 and $231,728, respectively, which represented the fair market price for the services provided.

Note 19 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Note 19 – Fair Value of Financial Instruments – Continued

Securities: For securities and marketable equity securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Note 19 – Fair Value of Financial Instruments – Continued

The estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and short-term investments	$11,588	$11,588	$35,336	$35,336
Securities	74,725	74,725	71,570	71,570
Loans	624,116	622,148	451,359	449,416
Accrued interest receivable	8,157	8,157	4,751	4,751

Total Financial Assets	$718,586	$716,618	$563,016	$561,073

Financial Liabilities

Deposits	$651,134	$650,745	$473,310	$473,276
Short-term borrowings	4,738	4,738	24,892	24,892
Accrued interest payable	1,454	1,454	728	728
Long-term debt	31,236	31,365	31,136	31,157

Total Financial Liabilities	$688,562	$688,302	$530,066	$530,053

Unrecognized financial instruments

Commitments to extend credit	$107,671	$624	$73,363	$448
Standby letters of credit	10,723	62	3,491	21

Total Unrecognized Financial Instruments	$118,394	$686	$76,854	$469

Note 20 – Condensed Parent Information

Statements of Financial Condition

	December 31,
	2006	2005
	(In thousands)
Assets
Cash and due from banks	$10,498	$17,291
Investment in subsidiaries	61,576	48,288
Securities available for sale	186	186
Income taxes receivable	814	533
Other assets	56	91

Total Assets	$73,130	$66,389

Liabilities and Shareholders’ Equity
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	$6,186	$6,186
Accrued interest payable	75	79
Other liabilities	106	299

Total Liabilities	6,367	6,564

Total Shareholders’ Equity	66,763	59,825

Total Liabilities and Shareholders’ Equity	$73,130	$66,389

Statements of Income

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Income
Other income	$15	$11	$10

Expenses
Interest	491	404	284
Other expenses	1,250	1,016	756

	1,741	1,420	1,040

Loss before income tax benefits and equity in undistributed earnings of subsidiaries	(1,726)	(1,409)	(1,030)
Income tax benefits	596	504	366

Loss before equity in undistributed earnings of subsidiaries	(1,130)	(905)	(664)

Equity in undistributed earnings of subsidiaries	7,134	6,027	4,711

Net Income	$6,004	$5,122	$4,047

Note 20 – Condensed Parent Information – Continued

Statements of Cash Flow

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Operating Activities
Net Income	$6,004	$5,122	$4,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in undistributed income of subsidiaries	(7,134)	(6,027)	(4,710)
Increase (decrease) in accrued interest payable	(4)	31	(37)
Compensation associated with issuance of options	48	19	42
Excess tax benefits from exercise of stock options	(88)	(254)	(193)
Other	(195)	302	893

Net Cash Provided By (Used In) Operating Activities	(1,369)	(807)	42

Investing Activities
Capital injection in subsidiaries	(5,750)	(3,500)	—
Other adjustments to equity capital	(156)	—	—

Net Cash Used In Investing Activities	(5,906)	(3,500)	—

Financing Activities
Proceeds from issuance of common stock	394	19,193	770
Excess tax benefits from exercise of stock options	88	254	193

Net Cash Provided By Financing Activities	482	19,447	963

Net Increase (Decrease) in Cash and Cash Equivalents	(6,793)	15,140	1,005

Cash & Cash Equivalents at Beginning of Year	17,291	2,151	1,146

Cash and Cash Equivalents at End of Year	$10,498	$17,291	$2,151

Cash paid during the year for interest	$495	$374	$321

Note 23 – Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters of each of the years ended December 31, 2006 and 2005 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2006:
Total interest income	$11,063	$12,513	$14,124	$15,494
Total interest expense	4,075	5,087	6,188	7,144
Provision for loan losses	885	823	751	794
Net interest income after provision for loan losses	6,103	6,603	7,185	7,556
Total noninterest income	859	937	1,049	1,125
Total noninterest expense	4,586	5,326	6,355	6,294
Income tax expense	841	776	491	744
Net income	$1,535	$1,438	$1,388	$1,643

Per Common Share:
Basic earnings	$0.30	$0.28	$0.27	$0.32
Diluted earnings	0.29	0.27	0.26	0.31

2005:
Total interest income	$7,233	$8,114	$9,267	$10,135
Total interest expense	2,332	2,684	3,209	3,653
Provision for loan losses	437	492	617	665
Net interest income after provision for loan losses	4,464	4,938	5,441	5,817
Total noninterest income	746	783	834	937
Total noninterest expense	3,833	3,870	4,191	4,442
Income tax expense	412	591	694	806
Net income	$965	$1,260	$1,390	$1,506

Per Common Share:
Basic earnings	$0.26	$0.33	$0.36	$0.30
Diluted earnings	0.25	0.32	0.35	0.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this Report and have concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Proxy Statement (the “2007 Proxy Statement”) relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference. We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers, a copy of which is filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Party Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

		Report of Independent Registered Public Accounting Firm
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
		Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
		Notes to Consolidated Financial Statements
		Quarterly Results (Unaudited)

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The following exhibits are filed or incorporated by reference as part of this Report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	1997 Directors’ Non-Qualified Stock Option Plan (included as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.2	1997 Employee Incentive Stock Incentive Plan (included as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit
10.3	Adoption Agreement for the Appalachian Bancshares, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.4	Pentegra Services, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.5	Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997 and incorporated herein by reference).

10.6	Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.7	2003 Stock Option Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).*

10.8	Form of Stock Option Agreement (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.9	Form of Change in Control Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.10	Form of Salary Continuation Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.11	Form of Salary Continuation Agreement for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.12	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.13	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).

14	Code of Ethics for CEO and Senior Financial Officers (included as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

23.2	Consent of Schauer, Taylor, Cox, Vise & Morgan, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

APPALACHIAN BANCSHARES, INC.

By:	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tracy R. Newton	Date: March 30, 2007
Tracy R. Newton, Chief Executive
Officer and Director (principal executive officer)

/s/ Joseph T. Moss, Jr.	Date: March 30, 2007
Joseph T. Moss, Jr., President and Chief Operating Officer (principal accounting and financial officer)

/s/ Alan S. Dover	Date: March 30, 2007
Alan S. Dover, Director

/s/ Charles A. Edmondson	Date: March 30, 2007
Charles A. Edmondson, Director

/s/ Roger E. Futch	Date: March 30, 2007
Roger E. Futch, Director

/s/ Joseph C. Hensley	Date: March 30, 2007
Joseph C. Hensley, Director

/s/ Frank E. Jones	Date: March 30, 2007
Frank E. Jones, Director

/s/ J. Ronald Knight	Date: March 30, 2007
J. Ronald Knight, Chairman and Director

/s/ Kenneth D. Warren	Date: March 30, 2007
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