Form 10-Q
period 2007-03-31
APPALACHIAN BANCSHARES INC
filed 2007-05-15
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31,2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,214,036 shares of common stock, $0.01 par value per share, outstanding as of May 4, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(In thousands, except share data)
Assets
Cash and due from banks	$17,422	$7,940
Interest-bearing deposits with other banks	4,465	541
Federal funds sold	16,312	3,107

Cash and Cash Equivalents	38,199	11,588

Securities available-for-sale	76,137	74,725

Loans, net of unearned income	670,098	631,786
Loans, held for sale	2,570	—
Allowance for loan losses	(8,144)	(7,670)

Net Loans	664,524	624,116

Premises and equipment, net	24,620	23,412
Accrued interest	8,554	8,157
Cash surrender value on life insurance	8,513	8,438
Intangibles, net	2,166	2,197
Other assets	4,375	5,581

Total Assets	$827,088	$758,214

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$60,823	$53,422
Interest-bearing deposits	647,138	597,712

Total Deposits	707,961	651,134

Short-term borrowings	5,185	4,738
Accrued interest	1,532	1,454
Federal Home Loan Bank Advances	34,800	25,050
Subordinated long-term capital notes	6,186	6,186
Other liabilities	2,965	2,889

Total Liabilities	758,629	691,451

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,208,611 and 5,280,497 shares issued at March 31, 2007 and at December 31, 2006, respectively	52	53
Paid-in capital	43,232	43,870
Retained earnings	25,320	23,761
Accumulated other comprehensive loss	(145)	(221)
Less cost of treasury stock, -0- and 75,973 shares at March 31, 2007 and December 31, 2006, respectively	—	(700)

Total Shareholders’ Equity	68,459	66,763

Total Liabilities and Shareholders’ Equity	$827,088	$758,214

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$15,585	$10,301
Interest on securities:
Taxable securities	691	531
Nontaxable securities	157	167
Interest on deposits with other banks	46	8
Interest on federal funds sold	85	56

Total Interest Income	16,564	11,063

Interest Expense
Interest on deposits	7,211	3,670
Interest on federal funds purchased and securities sold under agreements to repurchase	28	34
Interest on Federal Home Loan Bank advances	321	267
Interest on subordinated long-term capital notes	134	104

Total Interest Expense	7,694	4,075

Net Interest Income	8,870	6,988
Provision for loan losses	636	885

Net Interest Income After Provision for Loan Losses	8,234	6,103

Noninterest Income
Customer service fees	513	376
Mortgage origination commissions	480	274
Other operating income	379	209

Total Noninterest Income	1,372	859

Noninterest Expenses
Salaries and employee benefits	4,415	2,691
Occupancy, furniture and equipment expense	854	514
Other operating expenses	2,028	1,381

Total Noninterest Expenses	7,297	4,586

Income before income taxes	2,309	2,376
Income tax expense	750	841

Net Income	$1,559	$1,535

Earnings per Common Share
Basic	$0.30	$0.30
Diluted	0.30	0.29

Cash Dividends Declared per Common Share	0.00	0.00

Weighted Average Shares Outstanding
Basic	5,215	5,154
Diluted	5,257	5,289

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net Income	$1,559	$1,535

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	115	(144)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(39)	49

Other comprehensive income (loss)	76	(95)

Comprehensive Income	$1,635	$1,440

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Activities
Net Income	$1,559	$1,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	320	195
Provision for loan losses	636	885
Deferred tax benefit	—	(11)
(Gain) loss on disposition of other real estate	(49)	18
Increase in cash surrender value on life insurance	(75)	(71)
Increase in accrued interest receivable	(397)	(243)
Increase in accrued interest payable	78	132
Compensation associated with issuance of stock options	78	23
Excess tax benefits from exercise of options	(19)	—
Other, net	1,210	39

Net Cash Provided by Operating Activities	3,341	2,502

Investing Activities
Purchase of securities available-for-sale, net	(1,270)	(678)
Net increase in loans	(40,990)	(36,653)
Capital expenditures, net	(1,525)	(1,661)
Proceeds from disposition of foreclosed real estate	47	—

Net Cash Used in Investing Activities	(43,738)	(38,992)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	53,279	23,003
Net increase (decrease) in certificates of deposit	3,549	(5,737)
Net increase in short-term borrowings	447	883
Proceeds from long-term debt	10,000	5,000
Repayment of long-term debt	(250)	(250)
Proceeds from issuance of common stock	636	96
Purchase of stock for treasury	(672)	—
Excess tax benefits from exercise of options	19	—

Net Cash Provided By Financing Activities	67,008	22,995

Net Increase (Decrease) in Cash and Cash Equivalents	26,611	(13,495)

Cash and Cash Equivalents at Beginning of Period	11,588	35,336

Cash and Cash Equivalents at End of Period	$38,199	$21,841

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$7,616	$3,943
Income taxes	1,085	669

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

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated statement of financial condition at December 31, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements for the year ended December 31, 2006, and footnotes thereto, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007.

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

Note C – Stock Based Compensation

The Company has two stock-based employee compensation plans. The compensation cost that has been charged against income for the Plans was $78,000 and $23,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $14,000 and $-0- for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, there were $19,000 and $-0- in tax benefits of deductions resulting from the exercise of stock options.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Stock Based Compensation – Continued

The following weighted-average assumptions were used for the indicated periods to determine the fair value of options granted.

	Three Months Ended March 31,
	2007		2006
Dividend yield	0.00%		0.00%
Expected volatility	17.59		15.52
Risk-free interest rate	4.54		4.54
Expected life of options (in years)	7.50	yrs	7.50	yrs
Weighted-average grant-date fair value	$6.64		$5.54

The following table represents stock option activity for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007		Weighted Average Remaining Contract Life
	Number of Shares	Weighted Average Exercise Price
Outstanding beginning of period	456,675	$13.35
Granted	1,000	19.47
Exercised	(3,300)	5.45
Forfeited	—	—
Expired	—	—

Outstanding end of period	454,375	13.42	5.82	Yrs

Outstanding exercisable end of period	211,375	6.76	2.16	Yrs

Shares available for future stock options grants to employees and directors under existing plans were 11,760 at March 31, 2007. At March 31, 2007 the aggregate intrinsic value of shares outstanding was $3.0 million, and the aggregate intrinsic value of options exercisable was $2.8 million. Cash received from the exercise of options was $18,000 and $58,000 for the three months ended March 31, 2007 and 2006 respectively. Total intrinsic value of options exercised was $48,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively. Total unrecognized compensation expense at March 31, 2007 and 2006 was $1,265,779 and $173,216, respectively.

Note C – Recent Developments

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

(Unaudited)

Note C – Stock Based Compensation - Continued

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

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. In April 2007, we received our final approval to form a federally chartered thrift subsidiary, operating under the name Appalachian Community Bank, F.S.B. Our primary market areas are Gilmer, Union, Fannin, Murray and Dawson Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services to individuals and small- to medium-sized businesses located within our market area, through eleven full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville and McCaysville, Georgia, Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months ended

March 31, 2007 as compared to the three months ended March 31, 2006, and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006.

Like most community banks, we derive the majority of our income from interest and fees received on our loans. Our primary source of funds for making loans and purchase of investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

Continued Expansion

In March 2006, we opened our new headquarters and operations center, located in Ellijay. During 2006, we opened full-service branches in Chatsworth, McCaysville, and Dawsonville, Georgia, as well as loan production offices in Murphy, North Carolina and Ducktown, Tennessee. Also, in the last quarter of 2006 we opened a second branch in East Ellijay, Georgia, and, in January 2007, we opened a second branch in Dawsonville, Georgia.

Plans for the remainder of 2007 include opening a new branch in Dahlonega, Georgia. We have secured a lease at 24 Alicia Lane in Dahlonega and plan to open the branch in June of this year. In April 2007 we received our final approval to form a federally chartered thrift subsidiary, operating under the name Appalachian Community Bank, F.S.B. On April 23, 2007 the thrift acquired, as its headquarters, our branch in McCaysville, Georgia and we converted our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of GAAP in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006, as filed in our Annual Report on Form 10-K.

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

Results of Operations

Income Statement Review

Three months ended March 31, 2007 and 2006

Overview

Our net income for the three months ended March 31, 2007 increased to $1.6 million, compared to net income of $1.5 million for the same period in 2006, or an increase of 1.6%. The increase in net income during the period was primarily attributable to the continued growth in our loan portfolio. The return on average assets for the three month period ended March 31, 2007 was 0.80% compared to 1.07% for the same period in 2006. The return on average equity for the three month period ended March 31, 2007, was 9.40% as compared to 10.32% for the same period in 2006.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2007, net interest income increased $1.9 million, or 26.9%, to $8.9 million, compared to $7.0 million for the same period in 2006. The increase in net income for the three months ended March 31, 2007 reflects the continued growth in loans as average loans increased to $656.2 million during the first quarter of 2007 from $467.7 million during the same period in 2006. Total revenue, net of interest expense, was $10.2 million for the three months ended March 31, 2007. This represented an increase of 30.5% over the same period in 2006. The revenue growth is a result of strong organic growth originating from our longstanding branches, as well as growth related to our recent expansionary activities. In addition, our expansionary activities had a $1.4 million impact on our noninterest expenses, which will be more fully discussed later in this section under “Noninterest expenses.” The return on average assets for the quarter ended March 31, 2007 was 0.80% compared to 1.07% for the same period in 2006. The return on average equity for the three month period ended March 31, 2007 was 9.40% versus 10.32% for the same period in 2006. The decline in return on average assets and return on average equity is primarily due to the investment that we have made in our expansionary activities during 2006, which has generated significant growth in assets and operated at a net loss for the first three months of 2007. We believe that our investment in these locations will enable us to take advantage of the growth in these markets. At March 31, 2007, $79.9 million in loans, $3.5 million in premises and equipment, and $56.3 million in core deposits were attributable to the branches and loan production offices opened in our new markets in 2006 and 2007.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for interest-bearing funds used to support those earning assets. The taxable equivalent net interest margin was 4.90% for the quarter ended March 31, 2007 compared to 5.25% for the same period in 2006. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.42% in the first three months of 2007 compared to 4.77% during the same period for 2006.

The following table shows, for the three months ended March 31, 2007 and 2006, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the three months ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yields/ Rates (4)	Average Balance	Income/ Expense	Yields/ Rates (4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$656,204	$15,593	9.64%	$467,730	$10,302	8.93%
Investment securities(3) (2)	75,423	932	5.01	71,253	772	4.39
Interest-bearing deposits	3,612	46	5.16	597	8	5.43
Federal funds sold	6,198	85	5.56	5,994	56	3.79

Total interest-earning assets	$741,437	16,656	9.11	$545,574	11,138	8.28

Interest-bearing liabilities:
Demand deposits	$73,305	433	2.40	$78,416	371	1.92
Savings deposits	142,264	1,466	4.18	93,805	637	2.75
Time deposits	407,154	5,312	5.29	257,129	2,662	4.20

Total deposits	622,723	7,211	4.70	429,350	3,670	3.47

Other short-term borrowings	5,720	28	1.99	6,271	34	2.20
Long-term debt	37,169	455	4.96	34,571	371	4.35

Total interest-bearing liabilities	$665,612	7,694	4.69	$470,192	4,075	3.51

Net interest income/net interest spread		8,962	4.42%		7,063	4.77%

Net yield on earning assets			4.90%			5.25%

Taxable equivalent adjustment:
Loans		8			1
Investment securities		84			74

Total taxable equivalent adjustment		92			75

Net interest income		$8,870			$6,988

(1)	Average loans exclude nonaccrual loans of $2.4 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. All loans and deposits are domestic.
(2)	Taxable equivalent.
(3)	Average securities exclude unrealized losses of $418,000 and $741,000 for the three months ended March 31, 2007 and 2006, respectively.
(4)	Annualized

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $636,000 and $885,000 for the three months ended March 31, 2007 and 2006, respectively. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 was $1.4 million, compared to $859,000 for the same period in 2006, an increase of 59.7%. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees, the largest component of noninterest income, increased $137,000, or 36.4%, to $513,000 for the first three months of 2007 from $376,000 during the same period of 2006. The increase in customer service fees is primarily related to our continuing efforts to increase the amount of deposit account charges, non-sufficient funds (NSF), and returned check charges as well as our growth into new markets. For the three months ended March 31, 2007, mortgage origination commissions increased by $206,000 compared to the same period in 2006. The increase in mortgage origination commissions relates primarily to the additional mortgage activity generated from our 2006 expansion efforts. Other operating income increased by $170,000 for the first three months of 2007, as compared to the same period in 2006.

Noninterest Expenses

Noninterest expenses totaled $7.3 million for the first three months in 2007, up from $4.6 million, or 59.1% for the same period in 2006. Salaries and employee benefits increased $1.7 million or 64.1%, to $4.4 million for the first three months of 2007. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued existing market growth and our expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since March 31, 2006, we have added 90 full-time equivalent employees. Our salary continuation plan was amended in May and August of 2006, which caused an increase to the expense of approximately $71,000 for the three months ended March 31, 2007 over the same period in 2006.

Occupancy, furniture and equipment expenses totaled $854,000 for the first three months in 2007, compared to $514,000 for the same period in 2006. The 66.1% increase is primarily due to our expansion efforts and the increase in the number of branches and loan production offices, as well as the new corporate and operations center that opened in March 2006.

Other operating expenses increased $647,000 to $2.0 million for the three months ended March 31, 2007, compared to $1.4 million for the same period in 2006. This increase is primarily the result of increased legal fees, marketing expenses, data processing, business license fees, and supplies and postage. Legal fees increased by approximately $57,000, to $86,000, for the first three months of 2007, compared to $29,000 for the same period in 2006. The increase in legal expense for 2007 is primarily due to necessary assistance to our compensation committee due to new proxy disclosure requirements as well as general corporate matters associated with our growing company. Total marketing expenses increased $91,000, to $401,000 for the first quarter of 2007 compared to $310,000, for the same period in 2006 due to the increased advertising and promotional activities necessitated by our growth in existing markets as well as the opening of the new branches and loan production offices. Data processing, business license fees, as well as supplies and postage increases were all necessary to support our existing market growth and new branches.

Noninterest expenses related to our expansionary activities were approximately $1.4 million for the three months ended March 31, 2007. These expenses consisted of $952,000 in salaries and benefits, $119,000 in occupancy costs and $368,000 in other expenses. Included in the $368,000 for other expenses are approximately $59,000 legal expenses and application fees in connection with the thrift charter.

Income Taxes

The provision for income taxes for the three months ended March 31, 2007 was $750,000, a decrease of $91,000, compared to the same period in 2006. The decrease in the provision is due to the fact that we had an over accrual of taxes during the first six months of 2006, which was subsequently corrected in the third quarter of 2006. The over accrual that is attributable to the first quarter of 2006 amounted to approximately $67,000. The effective tax rates were 32.5% and 35.4% for the three months ended March 31, 2007 and 2006, respectively.

Balance Sheet Review

General

At March 31, 2007, we had total assets of $827.1 million, consisting principally of $664.5 million in loans (net of allowance of $8.1 million), $76.1 million in investments, $16.3 million in federal funds sold, $17.4 million in cash and due from banks and $24.6 million in net premises and equipment. Our liabilities at March 31, 2007 totaled $758.6 million, consisting principally of $708.0 million in deposits, $34.8 million in FHLB advances, $5.2 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At March 31, 2007, our shareholders’ equity was $68.5 million.

At December 31, 2006, we had total assets of $758.2 million, consisting principally of $624.1 million in net loans (net of allowance of $7.7 million), $74.7 million in investments, $11.6 million in cash and due from banks, and $23.4 million in net premises and equipment (net of accumulated depreciation of $5.4 million). Our liabilities at December 31, 2006 totaled $691.5 million, consisting principally of $651.1 million in deposits, $25.1 million in FHLB advances, $4.7 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2006, our shareholders’ equity was $66.8 million.

Federal Funds Sold

Federal funds sold at March 31, 2007 and December 31, 2006 were $16.3 million and $3.1 million, respectively, an increase of $13.2 million. The increase federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $75.0 million during the first three months of 2007 and totaled $76.1 million at March 31, 2007. Total investment securities averaged $70.5 million during the first three months of 2006 and totaled $74.7 million at December 31, 2006. At March 31, 2007, our total investment securities portfolio had an unrealized net loss of $220,000.

Loan Portfolio

Loans make up the largest component of our earning assets. At March 31, 2007, our net loans (total loans less the allowance for loan losses) were $664.5 million, compared to net loans of $624.1 million as of December 31, 2006, an increase of 6.5%. As of March 31, 2007, average loans represented 88.5% of average earning assets compared to 85.7% at March 31, 2006. Average loans increased to $656.2 million (excluding nonaccrual loans of $2.4 million) with a yield of 9.6% in the first three months of 2007, from $467.7 million (excluding nonaccrual loans of $1.1 million) with a yield of 8.9%, during the same period of 2006. The increase in yield on loans during this period is due to both the increasing interest rate environment and the growth of our loan portfolio. Loans attributable to our expansionary efforts also help account for the increase in yield. Loan demand remains strong due to the amount of development occurring in the markets that we serve, and the relationships that our employees have built within the communities that we serve.

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

At March 31, 2007, our allowance for loan losses was $8.1 million, or 1.21% of total outstanding loans, compared to an allowance for loan losses of $7.7 million, or 1.21% of total outstanding loans, at December 31, 2006.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(In thousands, except ratios)
Allowance for loan losses, at beginning of period	$7,670	$6,059
Loans charged off:
Commercial, financial, and agricultural	15	760
Real estate—construction	2	—
Real estate—other	71	159
Consumer	138	40

Total loans charged off	226	959

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	3	1
Real estate—construction	—	—
Real estate—other	16	—
Consumer	45	16

Total recoveries on loans previously charged off	64	17

Net loans charged off	162	942

Provision for loan losses	636	885

Allowance for loan losses, at end of period	$8,144	$6,002

Loans, net of unearned income, at end of period	$672,668	$492,678

Average loans, net of unearned income, outstanding for the period	$658,620	$468,806

Ratios:
Allowance at end of period to loans, net of unearned income	1.21%	1.22%
Allowance at end of period to average loans, net of unearned income	1.24	1.28
Net charge-offs to average loans, net of unearned income	0.02	0.20
Net charge-offs to allowance at end of period	1.99	15.69
Recoveries to prior year charge-offs	3.50	3.04

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $1.2 million during the three month period from December 31, 2006 to March 31, 2007. The majority of this increase was due to construction work on the new Dawsonville branch in downtown Dawsonville (approximately $729,000 increase for the first quarter of 2007). We estimate that we will spend an additional $2.2 million on this branch building. We also had additional costs in 2007 relating to the remodeling of one of our existing branches (approximately $144,000). The remaining costs were incurred primarily for building plans, surveys, and signs in connection with the upcoming construction of our McCaysville and Chatsworth branch buildings (approximately $91,000), as well as other costs related to our expansionary activities.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were .39% of total loans at March 31, 2007 and .55% of total loans at December 31, 2006.

The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 163.19% at December 31, 2006 to 214.99% at March 31, 2007. Total nonperforming assets at March 31, 2007 were $3.8 million, which consisted of: $2.2 million in loans secured by real estate; $49,000 in consumer loans; $190,000 in commercial, financial and agricultural loans; $179,000 in other loans; and $1.2 million of foreclosed real estate. Nonperforming assets at December 31, 2006 were approximately $4.7 million. The ratio of total nonperforming assets to total assets decreased from 0.62% at December 31, 2006 to 0.44% at March 31, 2007, and the ratio of nonperforming loans to total loans decreased from 0.55% at December 31, 2006 to 0.39% at March 31, 2007.

The following table shows our nonperforming assets for the periods ended March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(In thousands)
Nonaccruing loans	$1,380	$2,611
Loans past due 90 days or more and still accruing interest	1,242	871
Restructured loans	—	—

Total nonperforming loans	2,622	3,482
Other real estate	1,166	1,218

Total nonperforming assets	$3,788	$4,700

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 8.7%, from $651.1 million at December 31, 2006 to $708.0 million at March 31, 2007. Noninterest-bearing deposits increased $7.4 million, or 13.9%, from year-end 2006 to $60.8 million at March 31, 2007, and interest-bearing deposits increased $49.4 million, or 8.3%, during the same period to $647.1 million. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $108.9 million at March 31, 2007. At December 31, 2006, brokered deposits were $124.0 million. The decrease in our brokered deposits was due to the increase in our core deposits during the three month period ending March 31, 2007. Brokered deposits are necessary to fund our growth in loans at reasonable spreads. Brokered deposits are a secondary source of deposits utilized to fund loan growth. The cost of these brokered deposits can be less expensive than our local deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Federal funds purchased	$––	$––
Securities sold under agreements to repurchase	5,185	4,738
FHLB line of credit	––	––

	$5,185	$4,738

The outstanding balance of federal funds purchased at March 31, 2007 and December 31, 2006 was $-0- . At March 31, 2007, we had $36 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $5.2 million at March 31, 2007, a $447,000 increase from the December 31, 2006 total of $4.7 million. We also have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at March 31, 2007 and at December 31, 2006. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

Shareholders’ Equity

Total shareholders’ equity was $68.5 million at March 31, 2007, an increase of $1.7 million from $66.8 million at December 31, 2006. This increase resulted primarily from net earnings of $1.6 million for the three months ended March 31, 2007. We issued 33,000 shares of stock to our 401(k) Plan during the first quarter of 2007 for proceeds of $618,000. We had a $76,000 decrease in the accumulated other comprehensive loss on our available-for-sale securities during the first quarter of 2007. In addition, the effects of the offset of stock-based compensation expense as well as the exercise of 3,300 options during 2006 increased equity by $115,000, including the tax benefit. In addition on February 14, 2007, we purchased 32,000 shares of stock from two of our directors for $672,000. On March 27, 2007, our directors voted to retire all of the treasury shares of common stock.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments or sales of investment securities. Loans that mature in one year or less equaled approximately $479.0 million, or 71.5%, of the total loan portfolio at March 31, 2007, and investment securities that are estimated to mature in one year or less equaled approximately $10.4 million or 13.6% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At March 31, 2007, we had $16.3 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2007, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $36.0 million. At March 31, 2007, the outstanding balance of federal funds purchased was $-0-. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $113.6 million as of March 31, 2007. This line is subject to collateral availability. At March 31, 2007, the outstanding balance of the line of credit was $34.8 million, none of which is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $72.4 million at March 31, 2007. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $80.6 million at March 31, 2007. The percentage ratios as calculated under regulatory guidelines were 10.18% and 11.33% for Tier 1 and Total Capital, respectively, at March 31, 2007. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At March 31, 2007, our leverage ratio was 9.16%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2007 or 2006.

Contractual Obligations

On April 16, 2007 we entered into a contract for the construction of a new branch building and community center for our Chatsworth, Georgia location. The contract amount is $1.7 million. There were no other material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

A summary of our commitments as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Loan commitments	$104,729	$107,671
Standby letters of credit	10,922	10,723

	$115,651	$118,394

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the number and prices paid for repurchased shares.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
1/1/07 to 1/31/07	-0-	-0-	-0-	-0-
2/1/07 to 2/28/07	32,010	$21.01	-0-	-0-
3/1/07 to 3/31/07	-0-	-0-	-0-	$2,500,000

(1)	Repurchased in privately negotiated transactions on February 14, 2007 and not through a publicly announced plan or program.
(2)	The price paid per share was equal to the closing price of our common stock on February 14, 2007.
(3)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period ending February 27, 2008.

Item 6.	Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit
3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: May 15, 2007	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer

Dated: May 15, 2007	/s/ Joseph T. Moss, Jr.
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