Form 10-Q
period 2007-06-30
APPALACHIAN BANCSHARES INC
filed 2007-08-13
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,304,726 shares of common stock, $0.01 par value per share, outstanding as of August 7, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
Assets
Cash and due from banks	$17,641	$7,940
Interest-bearing deposits with other banks	314	541
Federal funds sold	2,163	3,107

Cash and Cash Equivalents	20,118	11,588

Securities available-for-sale	76,974	74,725

Loans, held for sale	4,932	—

Loans, net of unearned income	724,898	631,786
Allowance for loan losses	(8,880)	(7,670)

Net Loans	716,018	624,116

Premises and equipment, net	28,531	23,412
Accrued interest	8,757	8,157
Cash surrender value on life insurance	8,604	8,438
Intangibles, net	2,135	2,197
Other assets	7,507	5,581

Total Assets	$873,576	$758,214

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$55,679	$53,422
Interest-bearing deposits	690,493	597,712

Total Deposits	746,172	651,134

Short-term borrowings	5,965	4,738
Accrued interest	1,841	1,454
Federal Home Loan Bank Advances	39,600	25,050
Subordinated long-term capital notes	6,186	6,186
Other liabilities	3,236	2,889

Total Liabilities	803,000	691,451

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,304,726 and 5,280,497 shares issued at June 30, 2007 and at December 31, 2006, respectively	53	53
Paid-in capital	44,233	43,870
Retained earnings	26,821	23,761
Accumulated other comprehensive loss	(531)	(221)
Less cost of treasury stock, -0- and 75,973 shares at June 30, 2007 and December 31, 2006, respectively	—	(700)

Total Shareholders’ Equity	70,576	66,763

Total Liabilities and Shareholders’ Equity	$873,576	$758,214

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$17,021	$11,630	$32,606	$21,930
Interest on securities:
Taxable securities	706	568	1,397	1,099
Nontaxable securities	153	180	310	347
Interest on deposits with other banks	18	9	64	18
Interest on federal funds sold	68	126	153	182

Total Interest Income	17,966	12,513	34,530	23,576

Interest Expense
Interest on deposits	7,895	4,531	15,106	8,201
Interest on federal funds purchased, short-term borrowings and securities sold under agreements to repurchase	84	122	112	156
Interest on Federal Home Loan Bank advances	419	306	740	573
Interest on subordinated long-term capital notes	134	128	268	232

Total Interest Expense	8,532	5,087	16,226	9,162

Net Interest Income	9,434	7,426	18,304	14,414
Provision for loan losses	947	823	1,583	1,708

Net Interest Income After Provision for Loan Losses	8,487	6,603	16,721	12,706

Noninterest Income
Customer service fees	548	411	1,061	787
Mortgage origination commissions	513	278	993	552
Other operating income	199	248	578	457

Total Noninterest Income	1,260	937	2,632	1,796

Noninterest Expenses
Salaries and employee benefits	4,523	3,179	8,938	5,869
Occupancy, furniture and equipment expense	909	653	1,763	1,167
Other operating expenses	2,003	1,494	4,031	2,876

Total Noninterest Expenses	7,435	5,326	14,732	9,912

Income before income taxes	2,312	2,214	4,621	4,590
Income tax expense	811	776	1,561	1,617

Net Income	$1,501	$1,438	$3,060	$2,973

Earnings per Common Share
Basic	$0.29	$0.28	$0.58	$0.58
Diluted	0.29	0.27	0.58	0.56

Cash Dividends Declared per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	5,255,507	5,156,124	5,235,250	5,154,911
Diluted	5,256,001	5,274,516	5,256,717	5,281,859

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$1,501	$1,438	$3,060	$2,973

Other comprehensive income (loss), net of tax benefits:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(585)	(536)	(466)	(680)
Income tax expense (benefit) related to items of other comprehensive income (loss)	199	182	156	231

Other comprehensive loss	(386)	(354)	(310)	(449)

Comprehensive Income	$1,115	$1,084	$2,750	$2,524

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Operating Activities
Net Income	$3,060	$2,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	671	409
Provision for loan losses	1,583	1,708
(Gain) loss on disposition of other real estate	5	32
Increase in cash surrender value on life insurance	(166)	(144)
Increase in accrued interest receivable	(600)	(693)
Increase in accrued interest payable	387	278
Compensation associated with issuance of stock options	172	65
Excess tax benefits from exercise of options	(577)	—
Other, net	(5,289)	(3,502)

Net Cash Provided by Operating Activities	(754)	1,126

Investing Activities
Purchase of securities available-for-sale, net	(2,675)	(1,996)
Net increase in loans	(94,020)	(85,706)
Capital expenditures, net	(5,773)	(3,821)
Proceeds from disposition of other real estate	46	1,623

Net Cash Used in Investing Activities	(102,422)	(89,900)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	64,154	32,537
Net increase in certificates of deposit	30,884	52,174
Net increase (decrease) in short-term borrowings	1,227	(7,326)
Proceeds from long-term debt	15,000	5,000
Repayment of long-term debt	(450)	(2,700)
Proceeds from issuance of common stock	986	114
Purchase of stock for treasury	(672)	—
Excess tax benefits from exercise of options	577	—

Net Cash Provided By Financing Activities	111,706	79,799

Net Increase (Decrease) in Cash and Cash Equivalents	8,530	(8,975)

Cash and Cash Equivalents at Beginning of Period	11,588	35,336

Cash and Cash Equivalents at End of Period	$20,118	$26,361

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$15,839	$8,884
Taxes	1,895	1,738

See notes to consolidated financial statements

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly owned subsidiaries, Appalachian Community Bank (the “Bank”) and Appalachian Community Bank, F.S.B. (the “Thrift”). The Bank and Thrift provide a full range of banking services to individual and corporate customers in North Georgia, Murphy, North Carolina, Ducktown, Tennessee and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, Bank and Thrift on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is possible cannot be estimated.

Note C – Stock Based Compensation

The Company has three stock-based employee compensation plans. Shares available for future stock options grants to employees and directors under existing plans were 296,760 at June 30, 2007. The compensation cost that has been charged against income for the Plans was $172,000 and $65,000 for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $32,000 and $-0- for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, there were $577,000 and $-0- in excess tax benefits resulting from the exercise of stock options.

Note C – Stock Based Compensation - Continued

The following weighted-average assumptions were used for the indicated periods to determine the fair value of options granted.

	Six Months Ended June 30,
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	20.67	16.12
Risk-free interest rate	5.01	4.94
Expected life of options (in years)	7.50 Yrs	7.50 Yrs
Weighted-average grant-date fair value	$6.82	$6.77

The following table represents stock option activity for the six months ended June 30, 2007:

	For the Six Months Ended June 30, 2007
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contract Life
Outstanding beginning of period	456,675	$13.35

Granted	16,000	17.81
Exercised	(99,415)	3.70
Forfeited	—	—
Expired	—	—

Outstanding end of period	373,260	16.11	7.16 Yrs

Outstanding exercisable end of period	152,820	11.91	2.94 Yrs

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

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiaries, Appalachian Community Bank and Appalachian Community Bank, F.S.B., during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. We received our final regulatory approval to form and open a federally-chartered thrift subsidiary on March 21, 2007, which opened and began operating, under the name Appalachian Community Bank, F.S.B., on April 23, 2007. Our primary market areas are Gilmer, Union, Fannin, Murray and Dawson Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services to individuals and small- to medium-sized businesses located within our market area, through eleven full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville and McCaysville, Georgia, Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006, and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006.

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

Continued Expansion

In March 2006, we opened our new headquarters and operations center, located in Ellijay. During 2006, we opened full-service branches in Chatsworth, McCaysville, and Dawsonville, Georgia, as well as loan production offices in Murphy, North Carolina and Ducktown, Tennessee (which were converted to full-service branches of the thrift in April 2007). Also, in the last quarter of 2006 we opened a second branch in East Ellijay, Georgia. In January 2007, we opened a second branch in Dawsonville, Georgia, and in June 2007, we opened a branch in Dahlonega, Georgia.

In April 2007 we received our final approval to form a federally chartered thrift subsidiary, operating under the name Appalachian Community Bank, F.S.B. On April 23, 2007 the thrift acquired, as its headquarters, our branch in McCaysville, Georgia and we converted our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift.

Plans for the remainder of 2007 include construction of two new branch offices, in locations where we are currently operating from temporary branch offices. Our occupancy of these branch offices is anticipated by the end of this year. We also plan to begin construction on another branch office, which we plan to occupy sometime in 2008, and we are currently conducting feasibility studies on two other branch office locations. We estimate spending approximately $7.5 million on these projects during the last half of 2007.

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

Results of Operations

Income Statement Review

Three and six months ended June 30, 2007 and 2006

Overview

Our net income for the six months ended June 30, 2007 was $3.1 million, compared to net income of $3.0 million for the same period in 2006, or an increase of 2.9%. Our net income for the three months ended June 30, 2007 was $1.5 million, compared to net income of $1.4 million for the same period in 2006, or an increase of 4.4%. The increase in net income during these periods was primarily attributable to the continued growth in our loan portfolio which was offset by increased expenses due to our growth and expansionary activities.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2007, net interest income increased $3.9 million, or 27.0%, to $18.3 million, compared to $14.4 million for the same period in 2006. For the three months ended June 30, 2007, net interest income increased 27.0% to $9.4 million, from $7.4 million during the comparable period in 2006. The increase in net interest income for the six months ended June 30, 2007 reflects the continued growth in loans as average net loans increased to $679.7 million during the first half of 2007 from $487.6 million during the same period in 2006. Total revenue, net of interest expense, was $20.9 million and $10.7 million for the six months and three months ended June 30, 2007, respectively. This represented an increase of 29.2% and 27.9% over the same periods in 2006. The revenue growth is a result of strong organic growth originating from our longstanding branches, as well as growth related to our recent expansionary activities. In addition, our expansionary activities had a $3.1 million impact on our noninterest expenses during the first six months of 2007, which will be more fully discussed later in this section under “Noninterest expenses.” The return on average assets for the six months period ended June 30, 2007 was 0.75%, compared to 0.99% for the same period in 2006. The return on average equity for the six month period ended June 30, 2007 was 9.04% versus 9.83% for the same period in 2006. The decline in return on average assets and return on average equity is primarily due to the investment that we have made in our expansionary activities during the second half of 2006 and the first half of 2007, which has generated significant growth in assets and operated at a net loss for the first six months of 2007. We believe that our investment in these locations will enable us to take advantage of the growth in these markets. At June 30, 2007, $83.8 million in loans, $7.5 million in premises and equipment, and $66.1 million in core deposits were attributable to the branches opened in our new markets in 2006 and 2007.

The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets. The taxable equivalent net interest margin was 4.86% for the six month period ended June 30, 2007 compared to 5.18% for the same period in 2006. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.39% in the first six months of 2007 compared to 4.68% during the same period for 2006.

The following table shows, for the six months ended June 30, 2007 and 2006, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Average Balance	Income/ Expense	Yields/ Rates(4)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1)	$679,664	$32,546	9.66%	$487,634	$21,917	9.06%
Mortgage loans held for sale	2,573	75	5.88	—	—	0.00
Investment securities (2) (3)	76,294	1,873	4.95	72,344	1,627	4.54
Interest-bearing deposits	2,454	64	5.26	678	17	5.06
Federal funds sold	5,403	153	5.71	7,178	182	5.11

Total interest-earning assets (3)	$766,388	34,711	9.13	$567,834	23,743	8.43

Interest-bearing liabilities:
Demand deposits	$72,033	852	2.39	$79,069	807	2.06
Savings deposits	160,828	3,440	4.31	95,688	1,391	2.93
Time deposits	409,375	10,814	5.33	272,797	6,003	4.44

Total deposits	642,236	15,106	4.74	447,554	8,201	3.70

Other short-term borrowings	7,569	112	2.98	9,970	156	3.16
Long-term debt	40,430	1,008	5.03	35,066	805	4.63

Total interest-bearing liabilities	$690,235	16,226	4.74	$492,590	9,162	3.75

Net interest income/net interest spread		18,485	4.39%		14,581	4.68%

Net yield on earning assets			4.86%			5.18%

Taxable equivalent adjustment:
Loans		15			158
Investment securities		166			9

Total taxable equivalent adjustment		181			167

Net interest income		$18,304			$14,414

(1)	Average loans exclude nonaccrual loans of $2.1 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. All loans and deposits are domestic.
(2)	Taxable equivalent.
(3)	Average securities exclude unrealized losses of $390,000 and $887,000 for the six months ended June 30, 2007 and 2006, respectively.
(4)	Annualized.

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of probable future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $1.6 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, the provision for loan losses was $947,000 and $823,000, respectively. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the six months ended June 30, 2007 was $2.6 million, compared to $1.8 million for the same period in 2006, an increase of 46.5%. Noninterest income increased $323,000 or 34.5%, for the three months ended June 30, 2007, as compared to the same period in 2006. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees, the largest component of noninterest income, increased $274,000, or 34.8%, to $1.1 million for the first six months of 2007 from $787,000 during the same period of 2006. For the three months ended June 30, 2007, customer service fees increased $137,000 or 33.3%, as compared to the same period in 2006. The increase in customer service fees is primarily related to our continuing efforts to increase the amount of deposit account charges, non-sufficient funds (NSF), and returned check charges as well as our growth into new markets. In addition, we continue to offer new products and services to attract new customers to our new and existing markets. Mortgage origination commissions increased by $441,000 for the first six months of 2007, and increased by $235,000 for the three months ended June 30, 2007, as compared to the same periods in 2006. The increase in mortgage origination commissions relates primarily to the additional mortgage activity generated from our 2006 and 2007 expansionary efforts. Other operating income increased by $121,000 for the first six months of 2007, as compared to the same period in 2006. For the three months ended June 30, 2007, other operating income decreased by $50,000.

Noninterest Expenses

Noninterest expenses totaled $14.7 million for the first six months of 2007, up from 9.9 million for the same period in 2006. Salaries and employee benefits increased $3.1 million or 52.3%, to $8.9 million for the first six months of 2007. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued existing market growth and our expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since June 30, 2006, we have added 53 full-time equivalent employees. Certain of the agreements under our salary continuation plan were amended in May and August of 2006, which caused an increase in non interest expenses of approximately $141,000 for the six months ended June 30, 2007 over the same period in 2006. The three month increases in noninterest expenses are consistent with increases discussed for the six months ended June 30, 2007.

Occupancy, furniture and equipment expenses totaled $1.8 million for the first six months in 2007, compared to $1.2 million for the same period in 2006. The 51.1% increase is primarily due to our expansion efforts and the increase in the number of branches and loan production offices. The three month increases are consistent with increases discussed for the six months ended June 30, 2007.

Other operating expenses increased $1.1 million to $4.0 million for the six months ended June 30, 2007, compared to $2.9 million for the same period in 2006. This increase is primarily the result of increased legal fees, marketing expenses, data processing, business license fees, and supplies and postage. Legal fees increased by approximately $153,000, to $198,000, for the first six months of 2007, compared to $45,000 for the same period in 2006. The increase in legal expense for 2007 is primarily due to the organization and opening of Appalachian Community Bank, F.S.B., our new federal thrift subsidiary, to necessary assistance to our compensation committee due to new compensation disclosure requirements for our 2007 proxy statement, as well as to general corporate and securities matters associated with our growing company. Data processing expenses increased by $101,000 to $474,000 for the first six months of 2007, compared to $373,000 for the same period in 2006 due to the addition of the new thrift, as well as the other expansions. Our director and committee fees and other director compensation expenses increased by $152,000, to $388,000 during the first six months of 2007, as compared to the same period in

2006. This increase was due in part to the addition of community directors for our new markets, and to expenses in 2007 that are attributable to stock option grants to our directors. Total marketing expenses increased $62,000, to $813,000 for the first half of 2007, compared to $752,000 for the same period in 2006 due to the increased advertising and promotional activities necessitated by our growth in existing markets as well as the opening of the new branches Also, we had increases in business license fees, ATM costs, as well as supplies and postage expenses which were all necessary to support our new thrift charter, expanded market growth and new branches. The three month increases are consistent with increases discussed for the six months ended June 30, 2007.

Income Taxes

The provision for income taxes for the six months ended June 30, 2007 was $1.6 million, which was substantially unchanged (a slight decrease) from the provision for the same period in 2006. This is due to the fact that we had an over-accrual of taxes during the first six months of 2006, which was subsequently corrected in the third quarter of 2006. The over accrual that is attributable to the first half of 2006 amounted to approximately $122,000. The effective tax rates were 33.8% and 35.2% for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, the provision for income taxes was $811,000, an increase of $35,000, compared to the same period in 2006. The effective tax rates were 35.1% for both the three months ended June 30, 2007 and 2006. The decrease in the effective tax rate for the six month period was due to the over-accrual of taxes during 2006 discussed above. The effective tax rate for the three month period ended June 30, 2007, would have increased slightly over the same period in 2006, due to increases in our taxable income over nontaxable income, but for the fact of the adjustments for over-accrued taxes in 2006 discussed above.

Balance Sheet Review

General

At June 30, 2007, we had total assets of $873.6 million, consisting principally of $716.0 million in net loans (net of allowance of $8.9 million), $77.0 million in investments, $20.1 million in cash and due from banks, $28.5 million in net premises and equipment, $8.8 million in accrued interest and $8.6 million in cash surrender value on life insurance. Our liabilities at June 30, 2007 totaled $803.0 million, consisting principally of $746.2 million in deposits, $39.6 million in FHLB advances, $6.0 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At June 30, 2007, our shareholders’ equity was $70.6 million.

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

Federal Funds Sold

Federal funds sold at June 30, 2007 and December 31, 2006 were $2.2 million and $3.1 million, respectively, a decrease of $944,000. The decrease in federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $76.3 million during the first six months of 2007 and totaled $77.0 million at June 30, 2007. Total investment securities averaged $72.3 million during the first six months of 2006 and totaled $74.7 million at December 31, 2006. At June 30, 2007, our total investment securities portfolio had an unrealized net loss of $806,000.

Loan Portfolio

Loans make up the largest component of our earning assets. At June 30, 2007, our net loans (total loans less unearned income and the allowance for loan losses) were $716.0 million, compared to net loans of $624.1 million as of December 31, 2006, an increase of 14.7%. As of June 30, 2007, average net loans represented 88.7% of average earning assets compared to 85.9% at June 30, 2006. Average net loans increased to $679.7 million (excluding nonaccrual loans of $2.1 million) with a yield of 9.66% in the first six months of 2007, from $487.6 million (excluding nonaccrual loans of $1.1 million) with a yield of 9.06%, during the same period of 2006. The increase in yield on loans during this period is primarily related to our increased focus on maintaining our net interest spread, net interest margin and pricing for our lending services in general. During the second quarter we have implemented a strategy to focus our most experienced senior management members on asset pricing as well as asset quality. We will continue to fine tune our monitoring process during the coming months as market conditions change both in the interest rate environment and loan volumes.

Our business model, which includes having strong, connected local bankers in each of our geographic markets gives us a unique ability to monitor loan activity. In recent weeks, our local market presidents have indicated a slowing in the requests for acquisition, development and construction loans in recent weeks. We will continue to closely monitor the activity in each of our locations, going forward.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our income statement. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

Periodically, we adjust the amount of the allowance based on changing circumstances, including changes in general economic conditions, changes in the interest-rate environment, changes in loan concentrations in various areas of our banking activities, changes in identified troubled credits, and economic changes in our market area. We charge recognized losses to the allowance and add recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination.

At June 30, 2007, our allowance for loan losses was $8.9 million, or 1.22% of total outstanding loans, compared to an allowance for loan losses of $7.7 million, or 1.21% of total outstanding loans, at December 31, 2006.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006
	(In thousands, except ratios)

Allowance for loan losses, at beginning of period	$7,670	$6,059
Loans charged off:
Commercial, financial, and agricultural	34	761
Real estate - construction	54	270
Real estate - other	161	161
Consumer	236	84

Total loans charged off	485	1,276

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	5	3
Real estate - construction	—	—
Real estate - other	16	—
Consumer	91	37

Total recoveries on loans previously charged off charged off	112	40

Net loans charged off	373	1,236

Provision for loan losses	1,583	1,708

Allowance for loan losses, at end of period	$8,880	$6,531

Loans, net of unearned income, at end of period	$724,898	$540,350

Average loans, net of unearned income, outstanding for the period (1)	$681,794	$488,733

Ratios:
Allowance at end of period to loans, net of unearned income	1.22%	1.21%
Allowance at end of period to average loans, net of unearned income	1.30	1.34
Net charge-offs to average loans, net of unearned income	0.05	0.25
Net charge-offs to allowance at end of period	4.20	18.93
Recoveries to prior year charge-offs	6.13	7.14

(1)	Average loans include nonaccrual loans of $2.1 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $5.1 million during the six month period from December 31, 2006 to June 30, 2007. This increase was primarily due to land purchases for future growth opportunities, branch construction and leasehold improvements, as well as purchases of furniture and equipment for our new branch locations. We have spent approximately $2.2 million on new branch construction and leasehold improvements during the first six months of 2007. We also had additional costs in 2007 relating to remodeling three of our existing branches, and other expenses for furniture and equipment relating to our expansionary branches. In addition, we purchased two desirable properties in north Georgia for approximately $2.5 million, during the second quarter of 2007. We anticipate that we will construct branches at each of these locations in the future.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans include loans classified as nonaccrual, restructured loans and loans past due 90 days or more and still accruing. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were .63% of total loans at June 30, 2007 and .55% of total loans at December 31, 2006.

The ratio of the allowance for loan losses to total nonperforming loans (defined as nonaccrual loans, loans past due 90 days or greater, and restructured loans) decreased from 220.21% at December 31, 2006 to 193.76% at June 30, 2007. Total nonperforming assets at June 30, 2007 were $6.4 million, which consisted of: $4.0 million in loans secured by real estate; $302,000 in consumer loans; $251,000 in commercial, financial and agricultural loans; and $1.8 million of foreclosed real estate. Nonperforming assets at December 31, 2006 were approximately $4.7 million. The ratio of total nonperforming assets to total assets increased from 0.62% at December 31, 2006 to 0.73% at June 30, 2007, and the ratio of nonperforming loans to total loans increased from 0.55% at December 31, 2006 to 0.63% at June 30, 2007. The increase in our nonperforming assets is primarily related to the general slowing of our local economy’s real estate market and is not indicative of larger land or development loans. Our loan portfolio continues to be monitored by our Board of Directors and senior officers in our credit underwriting and loan administration groups who have significant experience in monitoring loan portfolios during downturns in the economic cycle.

The following table shows our nonperforming assets for the periods ended June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(In thousands)

Nonaccruing loans	$2,337	$2,611
Loans past due 90 days or more and still accruing interest	2,246	871
Restructured loans	—	—

Total nonperforming loans	4,583	3,482
Other real estate	1,785	1,218

Total nonperforming assets	$6,368	$4,700

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 14.6%, from $651.1 million at December 31, 2006 to $746.2 million at June 30, 2007. Noninterest-bearing deposits increased $2.3 million, or 4.2%, from year-end 2006 to $55.7 million at June 30, 2007, and interest-bearing deposits increased $92.8 million, or 15.5%, during the same period to $690.5 million. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $154.8 million at June 30, 2007. At December 31, 2006, brokered deposits were $124.0 million. Brokered deposits provide an alternative source for funding our growth in loans at reasonable spreads. The cost of these brokered deposits can be less expensive than our local deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)

Federal funds purchased	$996	$—
Securities sold under agreements to repurchase	3,669	4,738
Notes payable	1,300	—

	$5,965	$4,738

The outstanding balance of federal funds purchased at June 30, 2007 and December 31, 2006 was $996,000 and $-0-, respectively. At June 30, 2007, we had $48.5 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks.

Securities sold under agreements to repurchase totaled $3.7 million at June 30, 2007, a $1.0 million decrease from the December 31, 2006 total of $4.7 million.

The $1.3 million note payable at June 30, 2007 is the current balance on a short-term line of credit for $3.0 million, with a third party financial institution. We currently have $1.7 million available on this line of credit. These funds were used to provide additional capital for Appalachian Community Bank, which, due to our loan growth, was necessary in order to maintain our “well-capitalized” status under the regulatory capital guidelines. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at June 30, 2007 and at December 31, 2006. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

Shareholders’ Equity

Total shareholders’ equity was $70.6 million at June 30, 2007, an increase of $3.8 million from $66.8 million at December 31, 2006. This increase resulted primarily from net earnings of $3.1 million for the six months ended June 30, 2007. We issued 33,000 shares of stock to our 401(k) Plan during the first half of 2007 for proceeds of $618,000. We had a $310,000 decrease in the accumulated other comprehensive loss on our available-for-sale securities during the first half of 2007. An increase related to stock-based compensation expense as well as the exercise of 99,415 options during 2007 increased equity by $1.1 million, including the excess tax benefit. In addition on February 14, 2007, we purchased 32,010 shares of stock from two of our directors for $672,000. On March 27, 2007, our directors voted to retire all of the treasury shares of common stock.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $504.1 million, or 69.5%, of the total loan portfolio at June 30, 2007, and investment securities that are estimated to mature in one year or less equaled approximately $11.6 million or 15.1% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At June 30, 2007, we had $2.2 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2007, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $48.5 million. At June 30, 2007, the outstanding balance of federal funds purchased was $996,000.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $124.0 million as of June 30, 2007. This line is subject to collateral availability. At June 30, 2007, the outstanding balance of the line of credit was $39.6 million, none of which is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $74.9 million at June 30, 2007. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $83.8 million at June 30, 2007. The percentage ratios as calculated under regulatory guidelines were 9.82% and 10.99% for Tier 1 and Total Capital, respectively, at June 30, 2007. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At June 30, 2007, our leverage ratio was 8.89%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2007 or 2006.

Contractual Obligations

During the first six months of 2007 we entered into contracts for the construction of new branch buildings and community centers for our Chatsworth, Georgia and for our Dawsonville, Georgia (downtown) locations. The contract amounts were $1.7 million for each of the branches. There were no other material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

A summary of our commitments as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)

Loan commitments	$99,897	$107,671
Standby letters of credit	11,088	10,723

	$110,985	$118,394

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/07 to 4/30/07	—	—	—	$2,500,000
5/1/07 to 5/31/07	—	—	—	$2,500,000
6/1/07 to 6/30/07	—	—	—	$2,500,000

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period ending February 27, 2008.

Item 4.	Submission of Matters to a Vote for Security Holders

We held our annual meeting of the shareholders on May 22, 2007 (the “Annual Meeting”), for the purposes of electing the Class I directors to the Board of Directors of the Company and to obtain shareholder approval of the board approved 2007 Equity Incentive Plan.

Our bylaws provide that the Board of Directors shall consist of not less than four nor more than twenty-five directors, with the exact number to be fixed by resolution of the Board of Directors from time to time. The Board of Directors has fixed the number of directors at eight. Our Articles of Incorporation provide for a classified Board of Directors, consisting of three classes – Class I, Class II and Class III, with one class elected each year, at our Annual Meeting to serve a three-year term. The Class I directors were elected at the Annual Meeting. Each of the Class I director nominees served as a Class I director prior to the Annual Meeting.

The following persons were nominated and elected to the Board of Directors as Class I directors, for a term expiring at the 2010 Annual Meeting:

Director	Class	Term Of Office	Number of Votes:
			For	Withheld
Alan S. Dover	I	Three Years	4,105,753	186,929
Charles A. Edmondson	I	Three Years	4,125,698	166,984
Roger E. Futch	I	Three Years	4,037,477	255,205

At the Annual Meeting, a vote by proxy and by ballot was taken for the approval of the Company’s 2007 Equity Incentive Plan. Votes cast for the proposal of the approval of the Company’s 2007 Equity Incentive Plan were as follows:

Number of Votes:
For	Against	Abstained	Broker Non-Votes
2,954,132	419,570	7,744	911,236

Item 6.	Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	Appalachian Bancshares, Inc. 2007 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement of the Annual Meeting of Shareholders dated April 20, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: August 13, 2007	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2007	/s/ J. Keith Hales
J. Keith Hales
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Restated (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	Appalachian Bancshares, Inc. 2007 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement of the Annual Meeting of Shareholders dated April 20, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.