Form 10-Q
period 2007-09-30
APPALACHIAN BANCSHARES INC
filed 2007-11-13
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,294,026 shares of common stock, $0.01 par value per share, outstanding as of November 7, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
Assets
Cash and due from banks	$11,280	$7,940
Interest-bearing deposits with other banks	509	541
Federal funds sold	728	3,107

Cash and Cash Equivalents	12,517	11,588

Securities available-for-sale	78,768	74,725

Loans, held for sale	4,187	—

Loans, net of unearned income	752,988	631,786
Allowance for loan losses	(8,966)	(7,670)

Net Loans	744,022	624,116

Premises and equipment, net	31,868	23,412
Accrued interest	9,666	8,157
Cash surrender value on life insurance	8,690	8,438
Intangibles, net	2,315	2,197
Other assets	5,994	5,581

Total Assets	$898,027	$758,214

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$62,877	$53,422
Interest-bearing deposits	703,849	597,712

Total Deposits	766,726	651,134

Short-term borrowings	9,125	4,738
Accrued interest	1,979	1,454
Federal Home Loan Bank Advances	37,450	25,050
Subordinated long-term capital notes	6,186	6,186
Other liabilities	4,266	2,889

Total Liabilities	825,732	691,451

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,294,026 and 5,280,497 shares issued at September 30, 2007 and at December 31, 2006, respectively	53	53
Paid-in capital	44,039	43,870
Retained earnings	28,228	23,761
Accumulated other comprehensive loss	(25)	(221)
Less cost of treasury stock, -0- and 75,973 shares at September 30, 2007 and December 31, 2006, respectively	—	(700)

Total Shareholders’ Equity	72,295	66,763

Total Liabilities and Shareholders’ Equity	$898,027	$758,214

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$17,546	$13,305	$50,152	$35,235
Interest on securities:
Taxable securities	719	584	2,116	1,683
Nontaxable securities	165	161	475	508
Interest on deposits with other banks	9	6	73	24
Interest on federal funds sold	90	68	243	249

Total Interest Income	18,529	14,124	53,059	37,699

Interest Expense
Interest on deposits	8,553	5,592	23,659	13,793
Interest on federal funds purchased, short-term borrowings and securities sold under agreements to repurchase	79	187	191	343
Interest on Federal Home Loan Bank advances	389	275	1,129	848
Interest on subordinated long-term capital notes	133	134	401	366

Total Interest Expense	9,154	6,188	25,380	15,350

Net Interest Income	9,375	7,936	27,679	22,349
Provision for loan losses	677	751	2,260	2,459

Net Interest Income After Provision for Loan Losses	8,698	7,185	25,419	19,890

Noninterest Income
Customer service fees	586	413	1,647	1,200
Mortgage origination commissions	483	391	1,476	942
Other operating income	430	245	1,008	704

Total Noninterest Income	1,499	1,049	4,131	2,846

Noninterest Expenses
Salaries and employee benefits	4,870	3,820	13,808	9,690
Occupancy, furniture and equipment expense	937	733	2,700	1,900
Other operating expenses	2,278	1,802	6,309	4,676

Total Noninterest Expenses	8,085	6,355	22,817	16,266

Income before income taxes	2,112	1,879	6,733	6,470
Income tax expense	705	491	2,266	2,108

Net Income	$1,407	$1,388	$4,467	$4,362

Earnings per Common Share
Basic	$0.27	$0.27	$0.85	$0.85
Diluted	0.27	0.26	0.85	0.83

Cash Dividends Declared per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	5,298,509	5,169,202	5,256,568	5,160,226
Diluted	5,298,509	5,290,563	5,270,801	5,282,110

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Net Income	$1,407	$1,388	$4,467	$4,362

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized gains arising during the period	767	884	297	233
Income tax expense related to items of other comprehensive income	(261)	(274)	(101)	(72)

Other comprehensive income	506	610	196	161

Comprehensive Income	$1,913	$1,998	$4,663	$4,523

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Operating Activities
Net Income	$4,467	$4,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,029	649
Provision for loan losses	2,260	2,459
Losses on dispositions of other real estate	141	32
Increase in cash surrender value on life insurance	(253)	(219)
Increase in accrued interest receivable	(1,509)	(1,836)
Increase in accrued interest payable	525	474
Compensation associated with issuance of stock options	268	147
Excess tax benefits from exercise of options	(614)	(69)
Increase in loans held for sale	(4,187)	––
Other, net	1,548	(646)

Net Cash Provided by Operating Activities	3,675	5,353

Investing Activities
Purchase of securities available-for-sale, net	(3,680)	(116)
Net increase in loans	(122,634)	(138,366)
Capital expenditures, net	(9,458)	(6,455)
Proceeds from disposition of other real estate	46	1,623

Net Cash Used in Investing Activities	(135,726)	(143,314)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	85,441	13,479
Net increase in certificates of deposit	30,151	112,558
Net increase in short-term borrowings	4,387	17,623
Proceeds from long-term debt	25,000	5,000
Repayment of long-term debt	(12,600)	(4,450)
Proceeds from issuance of common stock	1,063	390
Purchase and retirement of treasury stock	(672)	––
Repurchase of stock outstanding	(404)	––
Excess tax benefits from exercise of options	614	69

Net Cash Provided By Financing Activities	132,980	144,669

Net Increase in Cash and Cash Equivalents	929	6,708

Cash and Cash Equivalents at Beginning of Period	11,588	35,336

Cash and Cash Equivalents at End of Period	$12,517	$42,044

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$24,855	$14,876
Income taxes	2,545	2,548

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

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, Bank and Thrift on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note C – Stock Based Compensation

The Company has granted options under three stock-based compensation plans. Shares available for future stock options grants to employees and directors under existing plans were 335,260 at September 30, 2007. The compensation cost that has been charged against income for the Plans was $267,946 and $147,327 for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $42,083 and $4,382 for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, there were $614,873 and $68,812 in excess tax benefits resulting from the exercise of stock options.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Stock Based Compensation - Continued

The following weighted-average assumptions were used for the indicated periods to determine the fair value of options granted.

	Nine Months Ended September 30,
	2007	2006

Dividend yield	0.00%	0.00%
Expected volatility	20.73	16.19
Risk-free interest rate	4.91	4.93
Expected life of options (in years)	7.50 Yrs	7.50 Yrs
Weighted-average grant-date fair value	$6.66	$6.81

The following table represents stock option activity for the nine months ended September 30, 2007:

	For the Nine Months Ended September 30, 2007
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contract Life

Outstanding beginning of period	456,675	$13.35

Granted	21,000	17.45

Exercised	(113,715)	3.92

Forfeited	(43,500)	17.47

Expired	—	—

Outstanding end of period	320,460	16.41	6.54 Yrs

Outstanding exercisable end of period	147,520	12.84	3.97 Yrs

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

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiaries, Appalachian Community Bank (the “Bank”) and Appalachian Community Bank, F.S.B. (the “Thrift”), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. We received our final regulatory approval to form and open a federally-chartered thrift subsidiary on March 21, 2007, which opened and began operating, under the name Appalachian Community Bank, F.S.B., on April 23, 2007. Our primary market areas are Gilmer, Union, Fannin, Murray, Dawson, Lumpkin and Whitfield Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services, through the Bank and the Thrift, to individuals and small- to medium-sized businesses located within our market area, through thirteen full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville, McCaysville, Dahlonega and Dalton, Georgia, as well as Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006, and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006.

Like most community banking organizations, we derive the majority of our income from interest and fees received on our loans. Our primary source of funds for making loans and for the purchase of investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings. We have included in this section a detailed discussion of this process.

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

Continued Expansion

During 2006, we opened our new headquarters and operations center, located in Ellijay, and we opened full-service branches in Chatsworth, McCaysville, and Dawsonville, Georgia. Also, in the last quarter of 2006 we opened a second branch in East Ellijay, Georgia. In January 2007, we opened a second branch in Dawsonville, Georgia, in June 2007, we opened a branch in Dahlonega, Georgia, and in August 2007, we opened a branch in Dalton, Georgia.

On April 23, 2007 the Thrift opened for business and acquired, as its headquarters, our branch in McCaysville, Georgia, and we converted our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the Thrift.

Plans for the remainder of 2007 include the completion of two new facilities, in Chatsworth and Dawsonville, both of which are currently operating from temporary offices. Our occupancy of these offices is anticipated by the end of this year at an additional cost of $1.7 million. We are also currently conducting feasibility studies on moving two additional temporary offices in to permanent facilities during 2008.

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

Results of Operations

Income Statement Review

Three and nine months ended September 30, 2007 and 2006

Overview

Our net income for the nine months ended September 30, 2007 was $4.5 million, compared to net income of $4.4 million for the same period in 2006, or an increase of 2.4%. Our net income for the three months ended September 30, 2007 was $1.4 million, compared to net income of $1.4 million for the same period in 2006. The increase in net income was primarily attributable to the continued growth in our loan portfolio which was offset by increased expenses due to our growth and expansionary activities.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2007, net interest income increased $5.3 million, or 23.8%, to $27.7 million, compared to $22.3 million for the same period in 2006. For the three months ended September 30, 2007, net interest income increased 18.1% to $9.4 million, from $7.9 million during the comparable period in 2006. The increase in net interest income for the three and nine month periods ended September 30, 2007 reflects the continued growth in loans as average net loans increased to $697.1 million during the first nine months of 2007 from $512.5 million during the same period in 2006. Total revenue, net of interest expense, was $31.8 million and $10.9 million for the nine months and three months ended September 30, 2007, respectively. This represented an increase of 26.3% and 21.0% over the same periods in 2006. The revenue growth is a result of strong organic growth originating from our longstanding branches, as well as growth related to our recent expansionary activities. The return on average assets for the nine months period ended September 30, 2007 was 0.71%, compared to 0.92% for the same period in 2006. The return on average equity for the nine month period ended September 30, 2007 was 8.62% versus 9.44% for the same period in 2006. The decline in return on average assets and return on average equity is primarily due to a declining net interest margin resulting from an increase in funding cost and the investment that we have made in our expansionary activities during the second half of 2006 and the first nine months of 2007, which have generated significant growth in loans and deposits. Three of the new branch offices were profitable each month during the third quarter, and two of those have been profitable since March 2007. An additional office was breakeven in September 2007. We believe that our investment in these locations will enable us to take advantage of the growth in these markets and office profitability will continue to improve. At September 30, 2007, $101.4 million in loans, $11.0 million in premises and equipment, and $88.9 million in deposits were attributable to the branches opened in our new markets in 2006 and 2007.

The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, as a percentage of average earning assets. The net interest margin was 4.76% for the nine month period ended September 30, 2007 compared to 5.09% for the same period in 2006. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.31% in the first nine months of 2007 compared to 4.59% during the same period for 2006. Interest bearing deposits as a percentage of total deposits has increased 1.40% to 91.8% compared to September 2006. Average wholesale deposits have increased $76.2 million in 2007 compared to the same nine month period in 2006. Average yields on wholesale deposits have increased 0.49% to 5.30% for the same nine month period in 2006. Competitors offering rates as high as 6.00% on market deposits made wholesale deposits an attractive alternative. Loan yields are discussed in the Loan Portfolio section.

The following table shows, for the nine months ended September 30, 2007 and 2006, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Average Balance	Income/ Expense	Yields/ Rates(4)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, held for sale	$3,124	$142	6.08%	$—	$—	0.00%
Loans, net of unearned income (1)	697,059	50,031	9.60	512,497	35,435	9.24
Investment securities (2) (3)	76,545	2,845	4.97	72,452	2,203	4.07
Interest-bearing deposits	1,876	73	5.20	624	24	5.14
Federal funds sold	5,838	243	5.57	6,583	249	5.06

Total interest-earning assets (3)	$784,442	53,334	9.09	$592,156	37,911	8.56

Interest-bearing liabilities:
Demand deposits	$67,626	$1,175	2.32%	$77,034	$1,244	2.16%
Savings deposits	175,325	5,732	4.37	99,174	2,340	3.15
Time deposits	419,081	16,752	5.34	293,658	10,209	4.65

Total deposits	662,032	23,659	4.78	469,866	13,793	3.92

Other short-term borrowings	7,479	191	3.41	12,236	343	3.75
Long-term debt	40,569	1,530	5.04	34,383	1,214	4.72

Total interest-bearing liabilities	$710,080	25,380	4.78	$516,485	15,350	3.97

Net interest income/net interest spread		27,954	4.31%		22,561	4.59%

Net yield on earning assets			4.76%			5.09%

Taxable equivalent adjustment:
Loans		(21)			(199)
Investment securities		(254)			(13)

Total taxable equivalent adjustment		(275)			(212)

Net interest income		$27,679			$22,349

(1)	Average loans exclude average nonaccrual loans of $3.0 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. All loans and deposits are domestic.

(2)	Taxable equivalent.

(3)	Average securities exclude average unrealized losses of $452,000 and $957,000 for the nine months ended September 30, 2007 and 2006, respectively.

(4)	Annualized.

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of probable future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $2.3 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the provision for loan losses was $677,000 and $751,000, respectively. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision expense.

Noninterest Income

Noninterest income for the nine months ended September 30, 2007 was $4.1 million, compared to $2.8 million for the same period in 2006, an increase of 45.1%. Noninterest income increased $450,000 or 42.9%, for the three months ended September 30, 2007, as compared to the same period in 2006. These amounts are primarily from customer service fees, mortgage origination commissions, increases in cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees, the largest component of noninterest income, increased $447,000, or 37.3%, to $1.6 million for the first nine months of 2007 from $1.2 million during the same period of 2006. For the three months ended September 30, 2007, customer service fees increased $173,000 or 41.9%, as compared to the same period in 2006. The increase in customer service fees is primarily related to the $423,000 increase in NSF fees of which the expansion markets contributed $133,000 or 31% of the total. In addition, we continue to offer new products and services to attract new customers to our new and existing markets. Conventional mortgage origination commissions increased by $534,000 for the first nine months of 2007, and increased by $92,000 for the three months ended September 30, 2007, as compared to the same periods in 2006. Expansion locations contributed $473,000 or 89% of the total year to date increase. The increase in conventional mortgage origination commissions relates primarily to the additional conventional mortgage activity generated from our 2006 and 2007 expansion efforts. Other operating income increased by $304,000 for the first nine months of 2007, as compared to the same period in 2006. For the three months ended September 30, 2007, other operating income increased by $185,000. The majority of the increase was due to a $240,000 gain on the extinguishment of an FHLB advance during the third quarter, as well as increases in credit card merchant fees, ATM fees and other customer related fees. Income was slightly offset by a decrease in rental income and check processing income totaling approximately $42,000 and $20,000, respectively that we received in 2006 but did not recur this year.

Noninterest Expenses

Noninterest expenses totaled $22.8 million for the first nine months of 2007, up from $16.3 million for the same period in 2006. Salaries and employee benefits increased $4.1 million or 42.5%, to $13.8 million for the first nine months of 2007. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued existing market growth and our expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since September 30, 2006, we have added 48 full-time equivalent employees. Certain of the agreements under our salary continuation plan were amended in May and August of 2006, which caused an increase in non interest expenses of approximately $209,000 for the nine months ended September 30, 2007 over the same period in 2006. The three month increases in noninterest expenses are consistent with increases discussed for the nine months ended September 30, 2007.

Occupancy, furniture and equipment expenses totaled $2.7 million for the first nine months in 2007, compared to $1.9 million for the same period in 2006. The 42.1% increase is primarily due to our expansion efforts and the increase in the number of branches and loan production offices. The three month increases are consistent with increases discussed for the nine months ended September 30, 2007. In addition, our expansion activities had a $5.1 million marginal impact on our noninterest expenses during the first nine months of 2007 compared to $1.9 million during the same period in 2006.

Other operating expenses increased $1.6 million to $6.3 million for the nine months ended September 30, 2007, compared to $4.7 million for the same period in 2006. This increase is primarily the result of increased legal fees, marketing expenses, data processing, business license fees, and supplies and postage. Legal fees increased by approximately $206,000, to $324,000, for the first nine months of 2007, compared to $119,000 for the same period in 2006. The increase in legal expense for 2007 is primarily due to the organization and opening of Appalachian Community Bank, F.S.B., our new federal thrift subsidiary, assistance to our compensation committee due to new compensation disclosure requirements for our 2007 proxy statement, as well general corporate matters associated with our growing Company. Data processing expenses increased by $133,000 to $699,000 for the first nine months of 2007, compared to $567,000 for the same period in 2006 due to the addition of the Thrift, as well as the other expansions. Our director and committee fees and other director compensation expenses increased by $182,000, to $583,000 during the first nine months of 2007, as compared to the same period in 2006. This increase was due in part to the addition of community directors for our new markets, and to expenses in 2007 that are attributable to stock option grants to our directors. Total marketing expenses increased $145,000, to $1.3 million for the first nine months of 2007, compared to $1.1 million for the same period in 2006 due to the increased advertising and promotional activities necessitated by our growth in existing markets as well as the opening of the new branches. Also, we had increases in business license fees, ATM costs, FDIC and State Exam assessments as well as supplies and postage expenses which were all necessary to support our new thrift charter, expanded market growth and new branches. The three month increases are consistent with increases discussed for the nine months ended September 30, 2007.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2007 was $2.3 million, which was an increase of $158,000 from the provision for the same period in 2006. The effective tax rates were 33.7% and 32.6% for the nine months ended September 30, 2007 and 2006, respectively. The increase in the effective tax rate for the first nine months of 2007 over the same period in 2006 is due to a decrease in our income earned from nontaxable sources in comparison to an increase in taxable income. For the three months ended September 30, 2007, the provision for income taxes was $705,000, an increase of $214,000, compared to the same period in 2006. The effective tax rates were 33.4% and 26.1% for the three months ended September 30, 2007 and 2006, respectively. The increase in the three month period is due to a net adjustment in 2006 of $121,000 for the over accrual of prior quarters’ tax expense and modifications to our 2006 interim tax calculation.

Balance Sheet Review

General

At September 30, 2007, we had total assets of $898.0 million, an increase of $139.8 million, or 18.4% from the December 31, 2006 balance of $758.2 million. Our total loans increased $121.2 million or 19.2%, from December 31, 2006, to $753.0 million at September 30, 2007. Securities available-for-sale increased from $74.7 million at December 31, 2006, to $78.8 million at September 30, 2007, or 5.4%. Net premises and equipment increased $8.5 million, or 36.1% since December 31, 2006 to 31.9 million at September 30, 2007.

Our liabilities at September 30, 2007 totaled $825.7 million, which was an increase of 19.4% over total liabilities at December 31, 2006. Total deposits were $766.7 million at September 30, 2007, which was a 17.8% increase over the December 31, 2006 balance of $651.1 million. Federal Home Loan Bank advances increased $12.4 million or 49.5% over the $25.1 balance at December 31, 2006. Short-term borrowings increased $4.4 million or 92.6% over the balance at December 31, 2006.

Shareholder’s equity at September 30, 2007 totaled $72.3 million, which was an 8.3% increase over the December 31, 2006 balance of $66.8 million.

Federal Funds Sold

Federal funds sold at September 30, 2007 and December 31, 2006 were $728,000 and $3.1 million, respectively, a decrease of $2.4 million. The decrease in federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $76.5 million during the first nine months of 2007 and totaled $78.8 million at September 30, 2007. Total investment securities averaged $72.5 million during the first nine months of 2006 and totaled $74.7 million at December 31, 2006. At September 30, 2007, our total investment securities portfolio had an unrealized net loss of $38,000.

Loan Portfolio

Loans make up the largest component of our earning assets. At September 30, 2007, our net loans (total loans less unearned income and the allowance for loan losses) were $744.0 million, compared to net loans of $624.1 million as of December 31, 2006, an increase of 19.2%. As of September 30, 2007, average gross loans represented 88.9% of average earning assets compared to 86.5% at September 30, 2006. Average gross loans increased to $697.1 million (excluding nonaccrual loans of $3.0 million) with a yield of 9.6% in the first nine months of 2007, from $512.5 million (excluding nonaccrual loans of $1.3 million) with a yield of 9.24%, during the same period of 2006. The increase in yield on gross loans during this period is primarily related to our increased average balances at higher yields. Our average loans increased $184.6 compared to September 2006. Our expansion efforts contributed 33.59% or $62 million of this growth at average yields of 10.33%. We continue to closely monitor market conditions as the interest rate environment changes.

Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity. We continue to see a slowing in the requests for acquisition, development and construction loans. Consistent with much of the country, the residential real estate market in North Georgia has slowed considerably, and it is estimated that there is between an 18 and 24 month supply of housing on the market. While this is not conducive to the support of our prior growth levels, it is a temporary economic cycle that many of our veteran staff have previously experienced.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our income statement. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. All other loans are evaluated based on quantitative and qualitative risk factors.

Periodically, we adjust the amount of the allowance based on qualitative risk factors including changes in general economic conditions, changes in the interest-rate environment, changes in loan concentrations in various areas of our banking activities, changes in identified troubled credits, and economic changes in our market area. We charge recognized losses to the allowance and add recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

At September 30, 2007, our allowance for loan losses was $9.0 million, or 1.19% of loans net of unearned income, compared to an allowance for loan losses of $7.7 million, or 1.21% of loans net of unearned income, at December 31, 2006.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except ratios)

Allowance for loan losses, at beginning of period	$7,670	$6,059

Loans charged off:
Commercial, financial, and agricultural	105	845
Real estate - construction	315	271
Real estate - other	337	175
Consumer	423	194

Total loans charged off	1,180	1,485

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	25	73
Real estate - construction	32	—
Real estate - other	16	1
Consumer	143	65

Total recoveries on loans previously charged off charged off	216	139

Net loans charged off	964	1,346

Provision for loan losses	2,260	2,459

Allowance for loan losses, at end of period	$8,966	$7,172

Loans, net of unearned income, at end of period	$752,988	$592,618

Average loans, net of unearned income, outstanding for the period (1)	$700,051	$513,768

Ratios:
Allowance at end of period to loans, net of unearned income	1.19%	1.21%
Allowance at end of period to average loans, net of unearned income	1.28	1.40
Net charge-offs to average loans, net of unearned income	0.14	0.26
Net charge-offs to allowance at end of period	10.75	18.77
Recoveries to prior year charge-offs	11.83	24.82

(1)	Average loans include nonaccrual loans of $3.0 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Premises and Equipment

Premises and equipment (net of depreciation) increased by approximately $8.5 million during the nine month period from December 31, 2006 to September 30, 2007. This increase was primarily due to land purchases for future growth opportunities, branch construction and leasehold improvements, as well as purchases of furniture and equipment for our new branch locations. We have spent approximately $5.6 million on new branch construction and leasehold improvements during the first nine months of 2007. We also had additional costs in 2007 relating to remodeling three of our existing branches, and purchases of furniture and equipment relating to our expansionary branches. In addition, we have purchased three properties in north Georgia for approximately $3.1 million during 2007. We anticipate that we will construct branches at each of these locations in the future.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual, restructured loans and loans past due 90 days or more and still accruing. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is significantly greater than both the principal due and the accrued interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were .77% and .55% of loans net of unearned income at September 30, 2007 and December 31, 2006, respectively.

The ratio of the allowance for loan losses to total nonperforming loans decreased from 220.21% at December 31, 2006 to 154.08% at September 30, 2007. Total nonperforming assets at September 30, 2007 were $7.3 million, which consisted of: $2.7 million in loans secured by acquisition and development real estate; $2.5 million secured by residential real estate, $138,000 in consumer loans; $518,000 in commercial, financial and agricultural loans; and $1.5 million of foreclosed real estate. Nonperforming assets at December 31, 2006 were approximately $4.7 million. The ratio of total nonperforming assets to total assets increased from 0.62% at December 31, 2006 to 0.82% at September 30, 2007. The increase in our nonperforming assets is primarily related to the general slowing of our local economy and our residential real estate market. Our loan portfolio continues to be closely monitored by our Board of Directors and by the senior officers in our credit underwriting and loan administration groups all of whom have significant experience in monitoring loan portfolios during downturns in the economic cycle.

The following table shows our nonperforming assets as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(In thousands)

Nonaccruing loans	$4,476	$2,611
Loans past due 90 days or more and still accruing interest	1,343	871
Restructured loans	—	—

Total nonperforming loans	5,819	3,482
Other real estate	1,527	1,218

Total nonperforming assets	$7,346	$4,700

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 17.8%, from $651.1 million at December 31, 2006 to $766.7 million at September 30, 2007. Noninterest-bearing deposits increased $9.5 million, or 17.7%, from year-end 2006 to $62.9 million at September 30, 2007, and interest-bearing deposits increased $106.1 million, or 17.8%, during the same period to $703.8 million. Alternative funding sources such as national CDs and brokered deposits were used to supplement funding sources. Brokered deposits were $158.1 million at September 30, 2007. At December 31, 2006, brokered deposits were $124.0 million. Brokered deposits provide an alternative source for funding our growth in loans at reasonable spreads. The cost of these brokered deposits can be less expensive than our local deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)

Federal funds purchased	$2,402	$—
Securities sold under agreements to repurchase	4,923	4,738
Notes payable	1,800	—

	$9,125	$4,738

At September 30, 2007, we had $53.0 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at September 30, 2007 and at December 31, 2006. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

The $1.8 million note payable at September 30, 2007 is the current balance on a short-term line of credit for $3.0 million, with a third party financial institution. These funds were used to inject additional capital into Appalachian Community Bank, which, due to our loan growth, was necessary in order to maintain our “well-capitalized” status under the regulatory capital guidelines. These funds were also used to repurchase 25,000 shares of our common stock outstanding. These shares, upon repurchase, became authorized but unissued shares of our common stock.

Shareholders’ Equity

Total shareholders’ equity was $72.3 million at September 30, 2007, an increase of $5.5 million from $66.8 million at December 31, 2006. This increase resulted primarily from net earnings of $4.5 million for the nine months ended September 30, 2007. We issued 33,000 shares of stock to our 401(k) Plan during the nine months of 2007 for proceeds of $618,000. We had a $196,000 decrease in the accumulated other comprehensive loss on our available-for-sale securities during the first nine months of 2007. An increase related to stock-based compensation expense as well as the exercise of 113,715 options during 2007 increased equity by $1.3 million, including the excess tax benefit. In August 2007, we repurchased 25,000 shares of our outstanding common stock for $404,000 through our stock buy-back program. In addition on February 14, 2007, we purchased 32,010 shares of stock from two of our directors for $672,000.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $565.7 million, or 75.1%, of the total loan portfolio at September 30, 2007, and investment securities that mature in one year or less equaled approximately $11.6 million or 14.8% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At September 30, 2007, we had $728,000 in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At September 30, 2007, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $53.0 million. At September 30, 2007, the outstanding balance of federal funds purchased was $2,402,000.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $127.9 million as of September 30, 2007. This line is subject to collateral availability. At September 30, 2007, the outstanding balance of the line of credit was $37.5 million, none of which is accounted for as a short-term line of credit.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $76.0 million at September 30, 2007. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $84.9 million at September 30, 2007. The percentage ratios as calculated under regulatory guidelines were 9.67% and 10.81% for Tier 1 and Total Capital, respectively, at September 30, 2007. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At September 30, 2007, our leverage ratio was 8.64%, exceeding the regulatory minimum requirement of 4.0%.

There have been no cash dividends paid during 2007 or 2006.

Contractual Obligations

During the first nine months of 2007 we entered into contracts for the construction of new branch buildings and community centers for our Chatsworth, Georgia and Dawsonville, Georgia (downtown) locations. The contract amounts were $1.7 million for each of the branches. There were no other material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

A summary of our commitments as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)

Loan commitments	$102,981	$107,671
Standby letters of credit	4,796	10,723

	$107,777	$118,394

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points
For the Twelve Months After September 30, 2007
Projected change in:
Interest income	(14.88)%	13.26%
Interest expense	(29.48)	28.73
Net interest income	1.09	(3.68)

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results.

Other than as noted below, we believe that there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following represents an update of our risk factor relating to the loss of key personnel, as well as a supplemental risk factor relating to the recent changes in the residential credit markets.

We could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain employees.

We believe that our growth and future success will depend in large part on the skills of our executive officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. In particular, Tracy R. Newton, our president and chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and has contributed significantly to our growth. If we lose the services of Mr. Newton, he would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced and qualified employees. The competition for such employees is intense, and our inability to continue to attract, retain and motivate employees could adversely affect our business. We recently hired Danny F. Dukes, who serves as the principal financial officer of the Company and as the chief financial officer of the Company and the Bank.

We could be adversely affected by residential credit market factors.

During the third quarter of 2007, certain residential credit markets experienced adverse conditions, including unusual volatility and a lack of secondary market liquidity, which conditions have presented, and continue to present, significant challenges to the residential real estate lending activities of many community banks. These conditions, attributable in part to credit concerns in certain of the secondary mortgage markets, could impact our own real estate lending activities and, thereby, could result in an increase in our non-performing real estate assets in the future. Changes in the residential credit market, due to credit concerns or the lack of secondary mortgage-market liquidity, could cause declines in the fair value of our residential loans, including our residential loans with limited credit risk, and result in a charge to earnings, negatively affecting our future financial performance. While it is difficult to predict how long these adverse conditions will exist, or which markets, products or other businesses of our Company might ultimately be affected, these factors, if continuing, could adversely impact our future financial condition and our future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/07 to 7/31/07	—	—	—	$2,500,000
8/1/07 to 8/31/07	25,000	$16.18	25,000	$2,095,500
9/1/07 to 9/30/07	—	—	—	$2,095,500

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period ending February 27, 2008.

Item 6.	Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Amended and Restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	Appalachian Bancshares, Inc. 2007 Equity Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, dated October 10, 2007.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: November 13, 2007	/s/ Tracy R. Newton
Tracy R. Newton
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	/s/ Danny F. Dukes
Danny F. Dukes
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Amended and Restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	Appalachian Bancshares, Inc. 2007 Equity Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, dated October 10, 2007.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.