Form 10-K
period 2007-12-31
APPALACHIAN BANCSHARES INC
filed 2008-03-28
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the closing sales price as reported on the NASDAQ Global Market System) was $68.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

There were 5,372,505 shares of the registrant’s common stock outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

APPALACHIAN BANCSHARES, INC.

2007 Form 10-K Annual Report

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

General Overview

We are a Georgia corporation organized in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. As of April 2007, we also serve as the bank holding company for Appalachian Community Bank, F.S.B., a federally-chartered thrift headquartered in McCaysville, Georgia with offices in Murphy, North Carolina and Ducktown, Tennessee.

In 1995, Gilmer County Bank opened its first branch office in Ellijay, Georgia. In November 1998, we acquired a bank with one location in Blairsville, Georgia, and changed its name to Appalachian Community Bank to reflect our strategy to build a community bank franchise in our geographic market area. In May 2000, we opened a branch office in East Ellijay, Georgia, and in August 2001, we opened a loan production office in Blue Ridge, Georgia, which we converted to a full-service branch in February 2002. In August 2001, we merged Appalachian Community Bank into Gilmer County Bank, although we continue to operate our branches in Ellijay and East Ellijay under the trade name “Gilmer County Bank.” During 2006, we opened full-service branches in Chatsworth, McCaysville, Dawsonville, Georgia, a second branch in East Ellijay, Georgia, as well as loan production offices in Murphy, North Carolina and Ducktown, Tennessee. We received our final regulatory approval to form and open a federally-chartered thrift subsidiary on February 16, 2007, which opened and began operating, under the name Appalachian Community Bank, F.S.B., on April 23, 2007. The thrift acquired, as its headquarters, our branch in McCaysville, Georgia and we converted our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift. Additionally, in 2007, we opened a second bank branch in Dawsonville, Georgia, as well as bank branches in Dahlonega, Georgia and Dalton, Georgia.

We provide a full range of retail and commercial banking products and services to individuals and small- to medium- sized businesses through our community banking relationship model. Such products and services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. As of December 31, 2007, we had total assets of approximately $971.2 million, total loans of approximately $807.5 million, total deposits of approximately $807.6 million and total shareholders’ equity of approximately $73.7 million. Our website is located at www.apab.com.

Our Market Area

Our market area is located approximately 80 miles north of Atlanta and is primarily comprised of Gilmer, Fannin, Union, Murray, Dawson, Lumpkin and Whitfield Counties in Georgia, as well as Cherokee County North Carolina and Polk County Tennessee. Our market area includes both “North Georgia” and the “Tri-State Area”, the latter consisting of the contiguous three-county area (Fannin, Polk and Cherokee Counties) where Georgia, Tennessee and North Carolina come together. Our market area provides a number of outdoor recreational activities, including hiking, canoeing, fishing, swimming, rafting, hunting and mountain biking. We believe that the natural resources of our market area and its proximity to metropolitan Atlanta are two of the main reasons that our market area has experienced significant population growth. In particular, our market area’s abundant outdoor and recreational activities have made it a popular area for second-home buyers and retirees. We believe that the demographic trends and growth characteristics of our market area will continue to provide us with significant growth opportunities in the future.

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

Lending Activities

General. We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small to mid-size businesses that are located or conduct a substantial portion of their business in our market area. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral and our underwriting standards vary for each type of loan, as described below. As of December 31, 2007, 89.5% of the loans in our loan portfolio were secured by real estate. At December 31, 2007, we had total loans of $807.5 million, representing 83.1% of our total assets. We have focused our lending activities primarily to small business owners and residential real estate developers. At December 31, 2007, loans to the construction and development industry amounted to $389.7 million, or approximately 48.3% of our total loan portfolio, loans to the poultry industry amounted to $19.6 million, or approximately 2.4% of our total loan portfolio and loans to the hospitality (hotel/motel) industry amounted to $14.3 million, or approximately 1.8% of our total loan portfolio.

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

In addition, we engage in secondary-market mortgage activities by obtaining commitments from secondary mortgage purchasers for loans originated by our bank and thrift. Based on these commitments, we originate mortgage loans on comparable terms and generate fee income and commissions to supplement our non-interest income.

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio. To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in the real estate whenever possible, in addition to the other available collateral. At December 31, 2007, loans primarily secured by real estate amounted to $722.6 million, or 89.5%, of our total loan portfolio.

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

•

Construction and Development Real Estate Loans. We offer adjustable and fixed rate real estate residential and commercial loans to builders and developers for both construction and development and to consumers wishing to build their own homes. The duration of our construction and development loans is typically 12 months, although payments may be structured to amortize longer. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%. At December 31, 2007, total construction and development loans amounted to $389.7 million, or 48.3% of our loan portfolio. Residential construction and development loans totaled $311.1 million, or 38.5% of our loan portfolio, and commercial construction loans represented $78.6 million, or 9.7% of our loan portfolio.

•

Commercial Real Estate Loans. Our commercial real estate loans generally have terms of five years or less, although payments can be structured to amortize longer. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We also generally require that a borrower’s cash flow exceeds 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by farmland and nonresidential commercial real estate. At December 31, 2007, commercial real estate loans (other than commercial construction loans) amounted to $154.7 million, or approximately 19.2% of our loan portfolio.

•

Residential Real Estate Loans. At December 31, 2007, our residential real estate loans consisted primarily of loans secured by one- to- four family residences and multi-family (five or more) residences. These loans are generally secured by residential real estate. We also offer, through our mortgage banking department, fixed and adjustable-rate residential real estate loans which we sell under fixed price commitments to third party lenders rather than originating and retaining these loans ourselves. We will not close these residential real estate loans without a fixed price commitment to sell from a correspondent lender, and we do not service these loans. At December 31, 2007, total residential real estate loans amounted to $178.2 million, or 22.1% of our loan portfolio. Loans secured by one-to-four family residences totaled $168.0 million, or 20.8% of our loan portfolio, and loans secured by multi-family residences totaled $10.2 million, or 1.3% of our loan portfolio.

Commercial Business Loans. We make loans for commercial purposes to various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2007, commercial business loans amounted to $48.7 million, or 6.0% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and value of any available collateral. Consumer loan rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2007, consumer loans amounted to $30.6 million, or 3.8% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate these risks by adhering to internal credit policies and procedures. Our policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. We have an officers’ loan committee and a board of directors’ loan committee for each of the bank and the thrift. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, and is below $500,000, the loan request will be considered by senior lending officers of the bank or thrift. The members of our officers’ loan committee can approve loans up to $1.0 million. If total aggregate loans to a single borrower exceed $1.0 million, then the board of directors’ loan committee may approve the loan. On a monthly basis, any actions of the respective board of directors’ loan committee are further ratified by the bank or thrift’s entire board of directors. We do not make any loans to directors or executive officers of the bank or the thrift unless the loan is approved by the board of directors of the bank or the thrift and is on terms not more favorable to such person than would be available to a person not affiliated with the bank or thrift.

Credit Administration and Loan Review. We maintain a continuous loan review system and use an independent consultant to review the loan files on a quarterly basis. Each loan officer is responsible for rating each loan he or she makes and for reviewing those loans on a periodic basis. Our credit underwriting and credit administration groups assist us in strengthening our credit review processes and establishing performance benchmarks in the areas of nonperforming assets, charge-offs, past dues and loan documentation. Our credit administration meets weekly with all loan officers to review the status of all past due loans, nonperforming loans and any relationships placed on our internal watch list.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the bank and the thrift are subject to a legal limit on loans to a single borrower equal to 15% of the bank or thrift’s capital and unimpaired surplus for unsecured loans and 25% of the bank or thrift’s capital and unimpaired surplus for fully secured loans. This limit will increase or decrease as the bank or thrift’s capital increases or decreases. Based on the capitalization of the bank at December 31, 2007, the bank’s legal lending limits were approximately $18.2 million for secured loans and $10.9 million for unsecured loans. Based on the capitalization of the thrift at December 31, 2007, the thrift’s legal lending limits were approximately $2.0 million for fully secured loans and $1.2 million for unsecured loans. We sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit. At December 31, 2007, we had participations totaling $56.2 million.

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

Other Products and Services

We provide a full range of additional retail and commercial banking products and services, including checking, savings and money market accounts; certificates of deposit; internet banking and bill payment; credit cards; safe-deposit boxes; money orders; cashier’s checks; electronic funds transfer services; travelers’ checks and automatic teller machine access. We are also a member of the STAR ATM network, which permits our customers to perform certain banking transactions, both within and outside of our market area. We currently do not offer trust or fiduciary services.

We are committed to modifying existing, or developing new, products and services that are responsive to the banking demands of our customers. For example, in 2006 we began offering an internet-based cash management system for small businesses, as well as an enhancement to personal checking accounts that improves the overdraft process. In the future we intend to upgrade and expand our services to ensure that we remain competitive in our product offerings.

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

As of June 30, 2007, the most recent date for deposit data complied by the Federal Deposit Insurance Corporation (“FDIC”), in Georgia, three locally owned banks and three non-locally owned banks had offices in Gilmer County, one locally-owned bank and three non-locally owned bank had offices in Union County, one locally owned thrift and five non-locally owned banks had offices in Fannin County, two locally owned banks and three non-locally owned banks had offices in Murray County, one non-locally owned thrift, three locally owned banks and four non-locally owned banks had offices in Dawson County, six non-locally owned banks had offices in Lumpkin County, and two locally owned banks and eleven non-locally owned banks had offices in Whitfield County. In addition, as of June 30, 2007, there was one locally owned bank, one non-locally owned thrift and four non-locally owned banks in Cherokee County, North Carolina, and there was one non-locally owned thrift and four non-locally owned banks in Polk County, Tennessee. Many of our competitors, such as BB&T and United Community Bank, are well-established, larger financial institutions which have substantially greater resources and lending limits. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. We also compete with small banks and thrifts in our markets. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and thrifts.

Market Share

As of June 30, 2007, according to the most recent data compiled by the FDIC, our “North Georgia” market area (Gilmer, Fannin, Union, Murray, Dawson, Lumpkin and Whitfield Counties) had total deposits of approximately $5.4 billion, which represented a 13.6% deposit increase from 2006. As of June 30, 2007, we had over 53% market share in Gilmer County, an 11% share in Murray County, an 8.6% share in Union County, a 4% share in Fannin County, an 11% share in Murray County, a 3% share in Dawson County, and a 0.3% share in Lumpkin County. Our Whitfield County branch did not open until August 2007. In Polk County, Tennessee, as of June 30, 2007, total deposits amounted to approximately $187.8 million, of which we had $3.2 million, or 1.7%. In Cherokee County, North Carolina, as of June 30, 2007, total deposits were $485.6 million of which we had $2.4 million or a 0.5% share of these deposits. Prior to April 23, 2007 the North Carolina and Tennessee locations were strictly loan production offices and could not accept deposits.

Employees

As of December 31, 2007, we had 283 full-time equivalent employees.

Monetary Policies

The operations of the bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of our banking subsidiaries.

SUPERVISION AND REGULATION

Our business is subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations, generally, are intended to protect depositors, not shareholders. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991, the Gramm-Leach-Bliley Act in 1999, and including the USA PATRIOT ACT of 2002, numerous additional regulatory requirements have been placed on the banking industry in the past several years and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion provides a brief summary of certain of the material provisions of the regulatory and statutory framework that are applicable to the business of the company, the bank and thrift, and is qualified by reference to the statutory and regulatory provisions discussed below:

The Company, the Bank and the Thrift. The company owns 100% of the outstanding capital stock of each of Appalachian Community Bank, our bank subsidiary, and Appalachian Community Bank, FSB, our thrift subsidiary. As such, we therefore, are a bank holding company under the Bank Holding Company Act of 1956. The company, as a result, is subject, primarily, to the supervision, examination and reporting requirements of the Federal Reserve, pursuant to the Bank Holding Company Act and the regulations of the Federal Reserve. Further, as a bank holding company located in Georgia, the significant aspects of the company’s operations are also regulated and monitored by the Georgia Department of Banking and Finance (the “Georgia Department”), pursuant to its regulations and the Financial Institutions Code of Georgia.

The bank is a Georgia state-chartered, commercial bank and is regulated and examined by the Georgia Department, as the bank’s primary regulator, under the regulations of the Georgia Department and the Financial Institutions Code of Georgia. The bank is also regulated and examined by the FDIC, as the bank’s primary federal regulator, under the Federal Deposit Insurance Act and the regulations of the FDIC.

The thrift is a federally-chartered savings institution, regulated and examined by the Office of Thrift Supervision (“OTS”), as its primary regulator, under the regulations of the OTS and the Home Owners’ Loan Act. The thrift, because of its federal charter, is not regulated or examined under state law or regulations and, therefore, does not have a state regulator.

The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require, and the activities of the company are limited to:

•	managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks, as to be a proper incident thereto.

With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank, if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act, together with the Change in Bank Control Act and the Federal Reserve regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

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

The Federal Reserve imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “— Capital Regulations”. Subject to our capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank or the thrift, and these loans may be repaid from dividends paid from the bank or the thrift to the company. The ability of the bank or the thrift to pay dividends to the company will be subject to regulatory restrictions, as described below in “—Subsidiary Dividends.” The company also is able to raise capital for contribution to the bank or the thrift, by issuing equity securities, without the receipt of prior regulatory approval from the Federal Reserve, subject to compliance with federal and state securities laws.

Financial Institutions Code of Georgia.

The company, although regulated by the Federal Reserve, pursuant to the provisions of the Bank Holding Company Act, is also subject the provisions of the Financial Institutions Code of Georgia. As such, the company is also regulated by the Georgia Department, pursuant to the Financial Institutions Code of Georgia and the rules and regulations of the Georgia Department promulgated thereunder. In this regard, the company, among other things, must register with, and is subject to examination by, the Georgia Department and, further, must obtain its approval prior to engaging in the acquisition of other banks and financial institutions, and prior to entering into certain other lines of business.

The bank was chartered by the state of Georgia, pursuant to the provisions of the Financial Institutions Code of Georgia and possesses such corporate and operational powers, as set forth therein for Georgia state-chartered banks. Pursuant to the provisions of the Financial Institutions Code of Georgia, the bank is regulated and examined by, and is subject to the rules and regulations of, the Georgia Department.

The Home Owners’ Loan Act. The thrift was chartered by the OTS in February, 2007, pursuant to the provisions of the Home Owners’ Loan Act of 1933, which Act provides that the thrift will be regulated and examined by the OTS, as the thrift’s primary regulator. Pursuant to the provisions of the Home Owners’ Loan Act and the regulations of the OTS promulgated thereunder, the thrift is required to maintain its status as a “qualified thrift lender” and, additionally, to conduct its lending and investment activities within certain prescribed categories.

To meet the OTS requirements as a “qualified thrift lender”, a thrift institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Appalachian Community Bank, F.S.B. met the OTS requirements as a qualified thrift lender in each of the three quarters of 2007 in which it operated and will continue to calculate the ratio at least quarterly.

Further, unlike commercial banks, thrifts may generally make the following categories of loans, only to the extent specified:

•	Commercial loans up to 20% of assets (50% of which must be in small business loans).

•

Nonresidential real property loans up to 400% of capital (the OTS may grant increased authority if it is determined that the increased authority poses no significant threat to the safe and sound operation of the institution and is consistent with prudent operating practices).

•	Consumer loans up to 35% of assets (all loans in excess of 30% of assets must be direct loans).

•	Education loans up to 5% of assets.

•	Non-conforming loans up to 5% of assets.

•	Construction loans (residential) without security up to 5% of assets.

We received approval from the OTS of our application for permission to organize Appalachian Community Bank, F.S.B. on February 16, 2007, and began operations on April 23, 2007. This approval includes, but is not limited to, the following conditions that must be complied with in a manner satisfactory to the Regional Director of the OTS:

•	independent audit reports must be submitted to the Regional Director for the first three years of operations;

•

the thrift must operate within the parameters of the business plan submitted with the application and submit any proposed major deviations or material changes from the plan for the prior, written non-objection of the Regional Director. The request for change must be submitted no later than 60 calendar days prior to the desired implementation date with a copy sent to the FDIC Regional Officer;

•

the thrift must receive prior written non-objection of the Regional Director of the OTS for any proposed new directors or senior executive officers or any significant change in responsibilities of any senior executive officer during the first two years of operation; and

•

the thrift must submit quarterly business plan variance reports, detailing the thrift’s compliance with its business plan and explaining any deviations therein, to the Regional Director of the OTS, within 45 days of the end of each quarter, for the first three years of operations.

USA PATRIOT Act. In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on banks and thrifts is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities, in identifying parties who may be involved in terrorism or money laundering.

Capital Regulations. The federal banking regulators have adopted risk-based capital guidelines for bank holding companies and their subsidiaries that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and their subsidiaries and account for off-balance sheet items. The guidelines are minimums, and the federal banking regulators have noted that bank holding companies and their subsidiaries contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that the company, the bank or the thrift is subject to higher capital requirements.

The current guidelines require all bank holding companies and federally-regulated banks and thrifts to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, the financial institution’ assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal banking regulators have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

In addition, the FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and thrifts, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, the institution must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the institution must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2007, based on our calculations, the bank and the thrift each qualified as “well capitalized.”

Under the FDIC Improvement Act, the applicable regulatory agency can treat an institution as if it were in the next lower category, if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;

•	raise additional capital;

•	restrict their growth, deposit interest rates and other activities;

•	improve their management;

•	eliminate management fees; or

•	divest themselves of all or a part of their operations.

These capital guidelines can affect the company in several ways. If the bank or the thrift grows at a rapid pace, its capital may be depleted too quickly, and a capital infusion from the company may be necessary, which could impact the company’s ability to pay dividends. Each of the capital levels of the company, the bank and the thrift currently, are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance or a combination of these factors could change our capital position, in a relatively short period of time.

Failure to meet these capital requirements would mean that the bank or the thrift would be required to develop and file a plan with its primary federal banking regulator, describing the means and a schedule for achieving the minimum capital requirements. In addition, such institution would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the institution could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. An institution that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the company is expected to act as a source of financial strength for the bank and the thrift and to commit resources to support them under circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve’s Board determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal banking regulators have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary, if the agency determines that divestiture may aid the depository institution’s financial condition.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching, under certain circumstances. As a result, the company, (subject to the provisions of the Home Owners’ Loan Act, applicable to our thrift subsidiary, as discussed below) and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case, subject to certain deposit percentage and other restrictions.

De novo branching by an out-of-state bank is permitted, only if it is expressly permitted by the laws of the host state. Georgia law, however, generally authorizes the acquisition of an in-state bank by an out-of-state bank, only through a merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition.

With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia. However, notwithstanding contradictory state law, the Home Owners’ Loan Act permits nationwide interstate branching for federal thrifts, subject to certain approvals and restrictions under federal law and regulations. As a result, we have branches of our thrift subsidiary that are located in Georgia, Tennessee and North Carolina.

Transactions with Affiliates. The company and its subsidiaries, including the bank, the thrift and their respective subsidiaries, are deemed to be “affiliates” within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, subject to certain “exempt” transactions, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. Section 23A of the Federal Reserve Act defines “covered transactions,” which include extensions of credit, and limits a financial institution’s covered transactions with any one affiliate to 10% of such financial institution’s capital and surplus and with all affiliates to 20% of such financial institution’s capital and surplus. All covered and exempt transactions between a financial institution and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and financial institutions and their subsidiaries are prohibited from purchasing low-quality assets from the financial institution’s affiliates. Finally, Section 23A requires that all of a financial institution’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The company and its subsidiaries are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a financial institution and its affiliates to terms, and under circumstances, including credit standards, that are substantially the same or at least as favorable to the financial institution as prevailing at the time for transactions with unaffiliated companies.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

Further, under the Act, subject to certain conditions imposed by their respective banking regulators, bank and thrifts are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank and thrift subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent institution’s equity investment in the financial subsidiary be deducted from the parent’s tangible equity for purposes of calculating the parent’s capital adequacy. In addition, the Act imposes new restrictions on transactions between a parent institution and its financial subsidiaries, similar to restrictions applicable to transactions between banks or thrifts and their nonbank affiliates.

The Gramm-Leach-Bliley Act also contains requirements for banks and thrifts, regarding consumer privacy for the personal financial information of their customers. These provisions require banks and thrifts to disclose their policies for collecting and protecting the personal financial information of their customers. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose certain personal financial information, including consumer account numbers, to any nonaffiliated third party, for use in telemarketing, direct mail marketing or other marketing to the customer.

Subsidiary Dividends. The company is a legal entity, separate and distinct from its subsidiaries. The company is entitled to receive dividends when, and as, declared by the bank or the thrift. The approval of the Georgia Department of Banking and Finance must be obtained before the bank may pay cash dividends out of retained earnings, which approval will be granted only if (i) the total classified assets at the most recent examination of the bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%. Further, the OTS must approve any dividend payment made by the thrift, during its first three years of operation, pursuant to the business plan that was filed with the OTS as part of its charter application.

In addition, the company is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal banking regulator is authorized to determine, under certain circumstances relating to the financial condition of a bank, a thrift or a bank holding company, that the payment of dividends by the subsidiary would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking regulators have indicated that paying dividends that deplete a bank’s or thrift’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Deposit Insurance. The FDIC, pursuant to the Federal Deposit Insurance Act, has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments generally range from 5 to 7 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks and thrifts, if the reserve ratio exceeds certain levels.

The FDIC approved Appalachian Community Bank, F.S.B.’s application for federal deposit insurance on January 19, 2007, subject to the condition that the Tier 1 capital to assets leverage ratio be maintained at not less than 8%, throughout the first three years of operation, and that an adequate allowance for loan and lease losses be provided.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the appropriate federal banking regulator shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations for the bank or the thrift.

Lending Limits. Lenders create a form of loan-concentration risk when they extend a significant amount of credit to any one borrower or to borrowers who are related in a common enterprise. As such, banks and thrifts are subject to regulatory and statutory limitations on the amount of loans that they can make to one borrower.

The bank, pursuant to the Financial Institutions Code of Georgia and the regulations of the Georgia Department, generally, is limited in the amount of loans it can make to any one borrower to 15% of the statutory capital base of the bank, provided that upon approval of the bank’s board of directors prior to a loan that would an exceed this 15% limit, the bank may make additional loans to such borrower, if the entire amount of all loans to such borrowers is secured by good collateral or other ample security and does not exceed 25% of the bank’s statutory capital base. There are exceptions to these limits that are provided for certain types of obligations, certain types of collateral and certain types of borrowers.

Generally, the bank’s “statutory capital base” includes the aggregate of the bank’s capital stock, paid-in-capital, the amount of the bank’s retained earnings that have been set aside by the board of directors as unavailable for the payment of dividends or distributions to shareholders, and the face-value amount of any subordinated securities issued by the bank.

With regard to the thrift, under the general lending limit established by regulations of the OTS, the total loans and extensions of credit, outstanding to one borrower, at any one time, can not exceed 15% of the thrift’s unimpaired capital and unimpaired surplus. If certain qualifications are met, the thrift can make additional loans and extensions of credit to one borrower, if fully secured by readily marketable collateral, as determined by reliable and continuously available price quotations, equal to 10% of the thrift’s unimpaired capital and unimpaired surplus. There are also other exceptions to the general lending limit based on the loan type. The Director of the OTS may impose more stringent restrictions on a thrift’s loans to one borrower, if the OTS determines that such restrictions are necessary to protect the safety and soundness of the thrift.

Unimpaired capital and unimpaired surplus are defined under OTS regulations as: core capital and supplementary capital included in total capital, plus any allowance for loan losses not included in supplementary capital, plus the amount of investment in, and advances to, subsidiaries not included in calculating core capital.

Commercial Real Estate Lending. The lending operations of the bank and the thrift may be subject to enhanced scrutiny by federal banking regulators, based upon the concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final “interagency” guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, residential and commercial construction loans, as well as loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.

Other Regulations. Interest and other charges collected or contracted for by the company, the bank and the thrift are subject to state usury laws and certain federal laws concerning interest rates. The company’s loan operations, as conducted by the bank and the thrift, are also subject to federal laws applicable to credit transactions, such as:

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

In addition, the deposit operations of the bank and the thrift are subject to:

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

Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, federal banking regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance and cease-and-desist orders. Cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies. The company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary market areas of Gilmer, Union, Fannin, Murray, and Dawson counties in Georgia, as well as Polk County, Tennessee and Cherokee County, North Carolina. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. An economic downturn would likely harm the quality of our loan portfolio and reduce the level of our deposits, which in turn would hurt our business. If an economic downturn occurs, borrowers may be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

In addition, the value and liquidity of the real estate or other collateral securing our loans could be impaired. A significant portion of our loan portfolio is dependent on real estate. At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 89.5% of our loan portfolio. While we are not a subprime lender, a decline in the value of residential and commercial real estate securing our loans could adversely impact our financial condition. Given our heavy reliance on real estate lending, this could have a significant adverse affect on our business.

Our loan portfolio includes a substantial amount of commercial real estate and construction and development loans, which may have more risks than residential or consumer loans.

As of December 31, 2007, our commercial real estate loans amounted to $154.7 million, or approximately 19.2% of our loan portfolio, and our construction and development loans totaled $389.7 million, or 48.3% of our loan portfolio. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity, residential or consumer loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties in our primary market area and the increased difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate in some cases is dependent upon the successful operation, development or sale of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In these cases, we may be compelled to modify the terms of the loan. As a result, repayment of these loans may, to a greater extent than other types of loans, be subject to adverse conditions in the real estate market or economy. These risks may become more acute during a general economic downturn like the one we are currently experiencing.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks and trust services, which we currently do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

Changes in interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have generally narrowed as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures as we expand into new markets, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

At December 31, 2007 we were in a liability sensitive position, which generally means that changes in interest rates affect our interest paid on liabilities quicker than our interest earned on assets since the rates paid on our liabilities reset sooner than rates earned on our assets. Accordingly, we anticipate that interest rate decreases by the Federal Reserve Bank in the first quarter of 2008 will have a positive affect on our net interest income.

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

We believe that our growth and future success will depend in large part on the skills of our executive officers. The loss of the services of one or more of these officers could impair our ability to continue to implement our business strategy. In particular, Tracy R. Newton, our president and chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and has contributed significantly to our growth. If we lose the services of Mr. Newton, he would be difficult to replace and our business and development could be materially and adversely affected. In October 2007, we hired Danny F. Dukes to serve as our principal financial officer and as the chief financial officer of the company and the bank.

Our success also depends, in part, on our continued ability to attract and retain experienced and qualified employees. The competition for such employees is intense, and our inability to continue to attract, retain and motivate employees could adversely affect our business.

The success of our growth strategy depends on our ability to continue to identify and recruit individuals with experience and relationships in the markets in which we are expanding.

Over the last two years we have expanded our banking network in the North Georgia Mountains and other surrounding fast-growing communities in North Carolina and Tennessee. We believe that to expand into new markets successfully, we must continue to identify and recruit experienced key management members with local expertise and relationships in these markets. Competition for qualified management in these markets is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even as we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner will limit our growth and could materially adversely affect our business, financial condition and results of operations. We may fail to open any additional offices and those offices that we have already opened may not be profitable.

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

There is a limited trading market for our common stock

Our common stock is traded on the Nasdaq Global Market under the symbol “APAB.” There is, however, a limited trading market for our common stock, with average trading volumes of approximately 3,500 shares per day. There can be no assurance that a holder of our common stock, particularly a large block of stock, will have the ability to dispose of such shares.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ended December 31, 2009, we will be required to fully comply with Section 404 of the Sarbanes-Oxley Act and our auditors will be required to attest to our management report on our internal controls. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer and the trading market for our common stock could be materially impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices and the operations center for the company, the bank and the thrift are located at 822 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. We own this property. In addition to this facility, we operate thirteen branch offices, of which 6 are owned and 7 are subject to either building or ground leases. During 2007, we constructed two new branch offices, one in Dawsonville, Georgia and one in Chatsworth, Georgia. We began banking operations in these facilities in December 2007 and February 2008, respectively. In March, 2008, we principally agreed to terms for the purchase of land for the future construction of a permanent branch location in Dahlonega, Georgia, which is currently in a leased location. At the time of this filing, the contract outlining the specific terms and cost of the purchase had not been executed. In addition, we own land in Murphy, North Carolina and Dawson County, Georgia. Both of these properties could be used to replace current leased facilities and are near two of our current branch locations.

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

We believe that all of our properties are adequately covered by insurance. Further disclosures pertaining to our properties may be found in the notes to our consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of operations, we are a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “APAB”. As of March 14, 2008, we had approximately 1,279 shareholders of record.

The following table shows the reported high and low sales prices reported by the Nasdaq Global Market for each of the four quarters in 2007 and 2006.

	Estimated Price Range Per Share
	High	Low
Year End 2007:
First Quarter	$21.92	$18.35
Second Quarter	19.75	17.10
Third Quarter	17.84	13.97
Fourth Quarter	15.24	9.43

Year End 2006:
First Quarter	$20.85	$17.70
Second Quarter	21.73	17.62
Third Quarter	24.39	18.50
Fourth Quarter	24.00	19.25

To date, we have not paid cash dividends on our common stock. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends is dependent upon receiving cash dividends from our subsidiaries. In addition, Georgia and federal banking regulations restrict the amount of cash dividends that can be paid to the company from its subsidiaries. See “Subsidiary Dividends” in the section entitled “Supervision and Regulation.”

Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
3/1/07 to 3/31/07	––	––	––	$2,500,000
4/1/07 to 4/30/07	––	––	––	$2,500,000
5/1/07 to 5/31/07	––	––	––	$2,500,000
6/1/07 to 6/30/07	––	––	––	$2,500,000
7/1/07 to 7/31/07	––	––	––	$2,500,000
8/1/07 to 8/31/07	25,000	$16.18	25,000	$2,095,500
9/1/07 to 9/30/07	––	––	––	$2,095,500
10/1/07 to 10/31/07	––	––	––	$2,095,500
11/1/07 to 11/30/07	––	––	––	$2,095,500
12/1/07 to 12/31/07	10,000	$10.79	10,000	$1,987,600

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period ending February 27, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2003 through 2007 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 are included elsewhere in this report. All per share data has been adjusted to reflect a 10% common stock dividend on July 1, 2003.

	At and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except shares and per share data)
Selected Balance Sheet Data
Assets	$971,200	$758,214	$592,606	$472,811	$409,617
Investment securities	80,510	74,725	71,570	64,655	55,363
Loans, held for sale	6,503	733	—	—	—
Loans	807,522	631,053	457,418	377,352	332,307
Allowance for loan losses	9,808	7,670	6,059	4,349	3,610
Deposits	807,597	651,134	473,310	381,498	332,919
Short-term borrowings	21,048	4,738	24,892	15,470	12,086
Accrued interest payable	2,059	1,454	728	540	671
FHLB advances	57,350	25,050	24,950	31,950	25,693
Subordinated long-term capital notes	6,186	6,186	6,186	6,186	6,186
Other liabilities	3,297	2,889	2,715	1,084	981
Shareholders’ equity	73,663	66,763	59,825	36,083	31,082

Summary Results of Operations Data
Interest income	$72,127	$53,193	$34,750	$25,736	$23,090
Interest expense	34,800	22,494	11,880	7,558	8,257

Net interest income	37,327	30,699	22,870	18,178	14,833
Provision for loan losses	4,726	3,253	2,211	1,235	1,465

Net interest income after provision for loan losses	32,601	27,446	20,659	16,943	13,368
Non-interest income	5,518	3,971	3,303	2,829	2,703
Non-interest expense	29,786	22,561	16,338	13,840	11,732

Income before taxes	8,333	8,856	7,624	5,932	4,339
Income tax expense	2,763	2,852	2,502	1,885	1,253

Net income	$5,570	$6,004	$5,122	$4,047	$3,086

Per Share Data
Net income—basic	$1.06	$1.16	$1.24	$1.09	$0.86
Net income—diluted	1.06	1.14	1.21	1.04	0.81
Book value	13.94	12.83	11.62	9.58	8.49
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Weighted average number shares outstanding:
Basic	5,265,555	5,170,687	4,123,403	3,724,095	3,609,728
Diluted	5,276,200	5,278,711	4,247,334	3,885,490	3,809,625

	At and for the Years Ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios
Return on average assets	0.65%	0.91%	0.99%	0.91%	0.78%
Return on average equity	7.93	9.57	12.18	12.23	10.85
Net interest margin (1)	4.68	5.04	4.77	4.43	4.15
Efficiency ratio (2)	69.53	65.07	62.42	65.81	66.83
Loan to deposit ratio	99.99	97.03	96.64	98.91	99.82

Asset Quality Ratios
Nonperforming loans to total loans	0.57%	0.55%	0.24%	0.41%	0.50%
Nonperforming assets to total assets	0.64	0.62	0.21	0.44	0.58
Net charge-offs to average total loans	0.36	0.30	0.12	0.14	0.35
Allowance for loan losses to nonperforming loans	212.57	220.21	555.36	279.14	219.05
Allowance for loan losses to total loans	1.21	1.21	1.32	1.15	1.09

Capital Ratios
Average equity to average assets	8.14%	9.49%	8.11%	7.42%	7.23%
Leverage ratio	8.30	9.55	11.35	8.53	8.58
Tier 1 risk-based capital ratio	9.36	10.69	13.27	10.32	10.46
Total risk-based capital ratio	10.55	11.85	14.52	11.45	11.55

Growth Ratios and Other Data
Percentage change in net income	(7.23)%	17.22%	26.56%	31.14%	15.67%
Percentage change in diluted net income per share	(7.02)	(5.79)	16.35	28.40	6.58
Percentage change in assets	28.09	27.95	25.34	15.43	6.66
Percentage change in loans	27.96	38.12	21.22	13.56	11.49
Percentage change in deposits	24.03	37.57	24.07	14.59	5.26
Percentage change in equity	10.34	11.60	65.80	16.09	21.32

(1)	Taxable Equivalent.
(2)	Computed by dividing noninterest expense by the sum of net interest and noninterest income, excluding gains and losses on the sale of assets

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Report.

Overview

We were incorporated in 1996 to serve as the holding company for Gilmer County Bank (now Appalachian Community Bank). Since April 2007, we also serve as the holding company for Appalachian Community Bank, F.S.B. Since 1996, we have experienced consistent growth in total assets, total loans, total deposits and shareholders’ equity.

The following table sets forth selected measures of our financial performance for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net income	$5,570	$6,004	$5,122
Total assets	971,200	758,214	592,606
Total loans (1)	807,522	631,786	457,418
Total deposits	807,597	651,134	473,310
Shareholders’ equity	73,663	66,763	59,825

(1)	Loans are net of unearned income

Like most community banks and thrifts, we derive the majority of our income from interest and fees received on our loans. Our primary sources of funds for making these loans and investments are our deposits and advances from the Federal Home Loan Bank of Atlanta (FHLB). Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the interest paid on our interest-bearing liabilities, such as deposits and advances from the FHLB. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States as well as the general practices within the banking and thrift industry. Our significant accounting policies are described in the notes to our audited consolidated financial statements included in this Report.

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

We believe the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, determination of loss factors for estimating credit losses, the impact of current events and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the section entitled “Allowance for Loan Losses” for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Overview

For the year ended December 31, 2007, our net income was $5.6 million, or $1.06 basic net income per common share, as compared to $6.0 million, or $1.16 basic net income per common share, for the year ended December 31, 2006, and compared to $5.1 million, or $1.24 basic net income per common share, for the year ended December 31, 2005.

Our earnings during 2007 reflect the continued strong growth in loans and deposits primarily due to our de novo branch expansion initiative. However, because we were negatively impacted by declining interest rates, our net interest margin decreased 36 basis points from 2006 to 2007, to 4.68%. Operating expenses grew during 2007 to $29.8 million, or 32%, from 2006. This growth in operating expenses relates primarily to our de novo branch expansion and from hiring additional employees to staff our new banking offices and to support our continued growth. In 2007, we opened one new loan production office and converted it to a full service branch. Then, in 2007, we converted two existing loan production offices into full service branches. In addition, we opened two additional branches. This activity added 21 full-time equivalent new employees during 2007.

Net Interest Income

Years Ended December 31, 2007, 2006, and 2005

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Net interest income increased $6.6 million, or 21.6%, to $37.3 million for 2007, compared to $30.7 million for 2006. Net interest income increased $7.8 million, or 34.2%, to $30.7 million for 2006, compared to $22.9 million for 2005. Generally, the overall increase in net interest income was primarily the result of the growth in our loan portfolio. Our average total loans increased 33.2% from 2006 to 2007, and 30.5% from 2005 to 2006. The continued growth of our loan portfolio is primarily due to growth in our new expansion markets as well as our existing markets. These new markets are the primary reasons for the increase in interest income. However, the increase in interest expense is largely the result of the significant growth of deposits and alternative funding sources, such as the FHLB and brokered deposits, required to fund our asset growth. Due to the continued fierce competition for local deposits, the growth in less costly alternative funding sources allowed us to more effectively manage the net interest margin.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2007 was 4.68% compared to a net interest margin of 5.04% in 2006 and 4.77% in 2005. Net interest spread, the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds, was 4.25% in 2007, compared to 4.53% in 2006, and 4.46% in 2005. In the last quarter of 2007, we experienced two 0.25% decreases in the prime rate. Our certificate of deposit rates for similar maturities did not follow these decreases, yet our prime-based loan portfolio rates decreased immediately. However, our loan portfolio is comprised of 57% fixed rate loans. Additionally, the average maturity of our certificate of deposit portfolio at the end of 2007 was slightly over 6 months. We believe that these factors will be beneficial as we adjust to a lower interest rate environment and continue to manage our margin. Although we continue to confront this margin compression with lower cost alternative funding sources, we cannot totally avoid it if we are to continue to maintain and grow our market share. In 2007, alternative funding sources had an overall weighted average cost of 4.83% compared to competitors’ certificates of deposit, money market and interest checking account rates which ranged from 5.25% up to 6.01%. We believe that, as our current temporary branch locations are converted to permanent banking facilities in our expansion markets, we will continue to grow core deposits and this will allow us to replace alternative funding sources with these core deposits. Until then, we will continue to use alternative funding sources as secondary sources to fund loan growth when necessary. We also believe that the Federal Reserve’s recent rate drops will dictate much lower competitive deposit rates because this interest margin squeeze is a banking industry concern and not unique to our company.

The continued strong demand for loans also provides us with the opportunity to develop business as the communities we serve continue to grow. Our expansionary activities during the second half of 2006 and in 2007 have generated significant growth in loans and deposits. Four of the new branch offices became profitable during the last half of 2007, and two of those have been profitable since March 2007. We believe that our investment in these locations will enable us to take advantage of the growth in these markets and office profitability will continue to improve.

Average Balances, Income and Expenses, and Rates. The following table shows, for years ended December 31, 2007, 2006 and 2005, the average daily balances outstanding for the major categories of interest-earning assets and interest-bearing liabilities, and the average interest rate earned or paid. Such yields are calculated by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Earning assets:
Loans, held for sale	$3,356	$205	6.11%	$60	$2	3.33%	$—	$—	—%
Loans, net of unearned income (1)	716,737	68,035	9.49	537,914	49,869	9.27	412,307	32,019	7.77
Investment securities(2)	77,099	3,839	4.98	72,450	3,338	4.61	66,653	2,792	4.19
Interest-bearing deposits	1,497	78	5.21	632	30	4.75	677	20	2.95
Federal funds sold	6,176	338	5.47	6,539	351	5.37	5,986	218	3.64

Total interest- earning assets (3)	$804,865	72,495	9.01	$617,595	53,590	8.68	$485,623	35,049	7.22

Interest-bearing liabilities:
Demand deposits	$62,943	1,389	2.21	$74,125	1,610	2.17	$75,670	1,057	1.40
Savings deposits	185,799	7,992	4.30	105,022	3,544	3.38	84,653	1,745	2.06
Time deposits	431,565	22,986	5.33	315,429	15,197	4.82	222,561	7,330	3.29

Total deposits	680,307	32,367	4.76	494,576	20,351	4.12	382,884	10,132	2.65
Other short-term borrowings	8,271	283	3.42	12,178	472	3.88	11,658	174	1.49
Long-term debt	43,226	2,150	4.97	34,976	1,671	4.78	35,803	1,574	4.40

Total interest-bearing liabilities	$731,804	34,800	4.76	$541,730	22,494	4.15	$430,345	11,880	2.76

Net interest income/net interest spread		37,695	4.25%		31,096	4.53%		23,169	4.46%
Net yield on earning assets			4.68%			5.04%			4.77%
Taxable equivalent adjustment:
Loans		27			28			5
Investment securities		341			369			294

Total taxable equivalent adjustment		368			397			299

Net interest income		$37,327			$30,699			$22,870

(1)	Average loans exclude nonaccrual loans of $3.2, $1.6, and $1.3 million for years ended December 31, 2007, 2006 and 2005, respectively. All loans and deposits are domestic.
(2)	Average securities exclude unrealized gains/(losses) of $(257,000), $(839,000), and $(249,000) for years ended December 31, 2007, 2006 and 2005, respectively
(3)	Tax equivalent adjustments have been based on an assumed tax rate of 39% for 2007 and 2006, 34% for 2005.

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

Analysis of Changes in Net Interest Income

	For the Years Ended December 31, 2007 vs. 2006			For the Years Ended December 31, 2006 vs. 2005
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Earning assets:
Loans, held for sale	$200	$3	$203	$3	$(1)	$2
Loans, net of unearned income	16,955	1,211	18,166	10,926	6,924	17,850
Investment securities	222	279	501	254	292	546
Interest bearing deposits	45	3	48	(1)	11	10
Federal funds sold	(20)	7	(13)	22	111	133

Total earning assets	17,402	1,503	18,905	11,204	7,337	18,541

Interest-bearing liabilities:
Demand deposits	(246)	25	(221)	(22)	575	553
Savings deposits	3,278	1,170	4,448	493	1,306	1,799
Time deposits	6,054	1,735	7,789	3,730	4,137	7,867

Total deposits	9,086	2,930	12,016	4,201	6,018	10,219
Other short-term borrowings	(138)	(51)	(189)	8	290	298
Long-term debt	408	71	479	(37)	134	97

Total interest-bearing liabilities	9,356	2,950	12,306	4,172	6,442	10,614

Net interest income/net interest spread	$8,046	$(1,447)	$6,599	$7,032	$895	$7,927

Provision for Loan Losses

Years Ended December 31, 2007, 2006 and 2005

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $4.7 million for 2007, $3.3 million for 2006, and $2.2 million for 2005. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Years Ended December 31, 2007, 2006 and 2005

Noninterest income for 2007, 2006 and 2005 totaled $5.5 million, $4.0 million, and $3.3 million, respectively. These amounts are primarily from customer service fees, mortgage origination commissions, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees increased from $1.4 million in 2005, to $1.7 million in 2006, and grew to $2.2 in 2007. The increase in customer service fees for all years is primarily related to our deposit account growth though our expansion initiative as well as our continuing efforts to increase the amount of deposit account charges based on our surveys of competitors. As a result, non-sufficient funds (NSF) and returned check charges increased during 2007. Mortgage origination commissions increased from $959,000 in 2005 to $1.3 million in 2006 and to $2.0 million in 2007. The increase in mortgage origination commissions for all years relates primarily to the additional mortgage activity generated from our expansion initiative, which was responsible for 71% of the increase in 2007 compared to 2006. In addition, we had continued loan demand in our market area.

Noninterest Expenses

Years Ended December 31, 2007, 2006 and 2005

Noninterest expenses totaled $29.8 million in 2007, up from $22.6 million in 2006, and $16.3 million in 2005. As a percentage of total assets, our total noninterest expenses increased from 2.8% in 2005 to 3.0% in 2006, and increased to 3.1% in 2007. Salaries and employee benefits increased $4.2 million or 31.3%, to $17.5 million in 2007, and increased $4.6 million or 52.6%, to $13.3 million in 2006 from 2005. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued existing market growth and our expansion initiative, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since December 31, 2006, we have added 21 full-time equivalent employees. During 2006, 97 full-time equivalent employees were hired, of which 2007 was the first full year that experienced this staffing increase. In addition, certain of the agreements under our salary continuation plan were amended in May and August of 2006, which caused an increase in noninterest expenses of approximately $153,000 from 2006 to 2007, and an increase of approximately $164,000 from 2005 to 2006.

Occupancy, furniture and equipment expenses totaled $3.7 million in 2007, $2.7 million in 2006, and $2.0 million in 2005. The 37.0% increase from 2006 to 2007 is primarily due to our expansion initiative which increased the number of branches and loan production offices from 4 locations to 13.

Other operating expenses increased from $5.6 million in 2005, to $6.5 million in 2006, and to $8.6 million in 2007. These annual increases are primarily the result of increased marketing expenses, losses on sales of other real estate, amortization, director fees, data processing, legal fees, business license fees, and supplies and postage. Total marketing expenses increased $239,000, or 16.0% from 2006 to 2007, and increased $450,000, or 43.1% from 2005 to 2006. The additional marketing expenses are due to the increased advertising and promotional activities necessitated by our growth in existing markets as well as our expansion initiative. We had additional losses on sales of other real estate during 2007 of $232,000, as compared to 2006. Amortization expense increased by $188,000 primarily due to an additional non-compete agreement entered into in 2007 with a former employee. The 2007 non-compete agreement has a contract period of six months. We expensed $105,525 of this agreement in 2007. Our director and committee fees and other director compensation expenses increased by $179,000, to $787,000, compared to $608,000 in 2006 and $532,000 in 2005. This increase was due in part to the addition of community directors for our new markets, and to expenses in 2007 that are attributable to stock option grants to our directors. Data processing fees increased by $156,000 to $932,000, compared to $776,000 in 2006 and $653,000 in 2005. Data processing increases were due to the addition of the thrift, as well as the other expansions. Legal fees increased by approximately $151,000 to $597,000 in 2007, compared to $446,000 in 2006 and $238,000 in 2005. The increase in legal expense for 2007 is primarily due the organization and opening of Appalachian Community Bank, F.S.B., our new federal thrift subsidiary, assistance to our compensation committee due to new compensation disclosure requirements for our 2007 proxy statement, as well as general corporate matters associated with our growing Company. Also, we had increases in business license fees, ATM costs, FDIC and State Exam assessments, as well as supplies and postage expenses which were all necessary to support our new thrift charter, expanded market growth and new branches.

Noninterest expenses related to expansionary activities were approximately $5.6 million for the year ended December 31, 2007, as compared to $2.9 million for the year ended December 31, 2006. These expenses consisted of $3.6 in salaries and benefits, $542,000 in occupancy costs and $1.5 million in other expenses.

Balance Sheet Review

General

At December 31, 2007, we had total assets of $971.2 million, consisting principally of $797.7 million in net loans (net of allowance of $9.8 million), $80.5 million in investments, $26.5 million in cash and cash equivalents, and $33.0 million in net premises and equipment (net of accumulated depreciation of $5.9 million). Our liabilities at December 31, 2007 totaled $897.5 million, consisting principally of $807.6 million in deposits, $57.4 million in

FHLB advances, $21.0 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2007, our shareholders’ equity was $73.7 million.

At December 31, 2006, we had total assets of $758.2 million, consisting principally of $623.4 million in net loans (net of allowance of $7.7 million), $74.7 million in investments, $11.6 million in cash and cash equivalents, and $23.4 million in net premises and equipment (net of accumulated depreciation of $5.4 million). Our liabilities at December 31, 2006 totaled $691.5 million, consisting principally of $651.1 million in deposits, $25.1 million in FHLB advances, $4.7 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2006, our shareholders’ equity was $66.8 million.

Federal Funds Sold

Management maintains federal funds sold as a tool in managing daily cash needs. Federal funds sold at December 31, 2007 and December 31, 2006 were $12.8 million and $3.1 million, respectively. The increase in year-end federal funds sold resulted from the timing of funding loan demand. Average federal funds sold for the twelve months ended December 31, 2007 and 2006 were approximately $6.2 million or .77% of average earning assets, and approximately $6.5 million, or 1.1% of average earning assets, respectively. Although we use federal funds as a source of liquidity, we continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

The primary objectives of our investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control our interest rate position while, at the same time, producing adequate levels of interest income.

The following table presents the carrying amounts of the securities portfolio at December 31 in each of the last three years.

	December 31,
	2007	2006	2005
	(In thousands)
Securities Available-for-Sale:
Government sponsored agencies	$33,159	$43,396	$37,357
State and municipal securities	14,031	13,148	14,806
Mortgage-backed securities	28,513	14,833	15,803
Equity securities	4,807	3,348	3,604

Total	$80,510	$74,725	$71,570

Gross unrealized gains in the portfolio amounted to $847,000 at year-end 2007 and unrealized losses amounted to $421,000. Gross unrealized gains in the portfolio amounted to $502,000 at year-end 2006 and unrealized losses amounted to $837,000. Gross unrealized gains in the portfolio amounted to $574,000 at year-end 2005 and unrealized losses amounted to $1,284,000.

At December 31, 2007, 2006 and 2005 the percentage of the total carrying value of the securities portfolio to total assets was 8.3%, 9.9%, and 12.1%, respectively.

The maturities and weighted average yields of our investments in securities (all available for sale) at December 31, 2007 are presented below. Taxable equivalent adjustments (using a 39% tax rate for 2007 and 34% for 2006 and 2005) have been made in calculating yields on tax-exempt obligations.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
	(Dollars in thousands)
Securities Available-for-Sale:
Government sponsored agencies	$13,546	3.44%	$15,166	4.78%	$4,447	5.17%	$—	0.00%
State and municipal	—	0.00	514	7.63	3,533	8.27	9,984	7.82
Mortgage-backed	23	6.05	584	4.49	3,008	3.94	24,898	4.25
Equity securities	—	0.00	—	0.00	—	0.00	4,807	5.53

Total Securities	$13,569	3.44	$16,264	4.86	$10,988	5.81	$39,689	5.29

There were no securities held by us of which the aggregate value by issuer on December 31, 2007 exceeded 10% of shareholders’ equity at that date. Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of Government agencies and corporations are not included.

Loan Portfolio

Loans make up the largest component of our earning assets. In 2007, average loans (excluding nonaccrual loans of $3.2 million) represented 89.1%, while in 2006, average loans (excluding nonaccrual loans of $1.6 million) represented 87.1% of average earning assets. Average loans increased from $538.0 million (excluding nonaccrual loans of $1.3 million) with a yield of 9.3% in 2006, to $716.7 million (excluding nonaccrual loans of $3.2 million) with a yield of 9.5% in 2007. The ratio of total loans to total deposits was 100.0% in 2007 and 97.0 in 2006.

Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity. We continue to see a slowing in the requests for acquisition, development and construction loans. Consistent with much of the country, the residential real estate market in North Georgia has slowed considerably, and it is estimated that there is between a 36 and 40 month supply of housing on the market. While this is not conducive to the support of our prior growth levels, it is a temporary economic cycle that many of our veteran staff has previously experienced.

The following table shows the classification of loans by major category at December 31, 2007, and for each of the preceding four years.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial, financial and agricultural	$48,749	6.0%	$40,491	6.4%	$33,778	7.4%	$31,920	8.5%	$34,613	10.4%
Real estate - construction (1)	389,695	48.3	320,406	50.7	203,538	44.5	145,588	38.6	104,619	31.5
Real estate - other (2)	332,856	41.2	241,569	38.2	193,704	42.3	173,955	46.1	166,598	50.1
Consumer	30,598	3.8	25,386	4.0	21,051	4.6	20,957	5.6	20,535	6.2
Other loans	5,624	0.7	3,934	0.7	5,347	1.2	4,932	1.2	5,942	1.8

	807,522	100.0%	631,786	100.0%	457,418	100.0%	377,352	100.0%	332,307	100.0%

Allowance for loan losses	(9,808)		(7,670)		(6,059)		(4,349)		(3,610)

Net loans	$797,714		$624,116		$451,359		$373,003		$328,697

(1)	The “real estate - construction” category includes residential construction and development loans and commercial construction loans.
(2)	The “real estate - other” category includes one-to-four family residential, home equity, multi-family (five or more) residential, commercial real estate and undeveloped agricultural real estate loans.

The following table shows the maturity distribution of selected loan classifications at December 31, 2007, and an analysis of these loan maturities.

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(In thousands)
Commercial, financial and agricultural	$31,276	$14,806	$2,667	$48,749	$12,098	$5,375
Real estate - construction	351,437	37,229	1,029	389,695	27,848	10,410
Real estate - other	217,050	99,515	16,291	332,856	80,112	35,694

Total	$599,763	$151,550	$19,987	$771,300	$120,058	$51,479

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our income statement. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on estimated probable losses, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

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

At December 31, 2007, our allowance for loan losses was $9.8 million, or 1.21% of total outstanding loans, compared to an allowance for loan losses of $7.7 million, or 1.21% of total outstanding loans, at December 31, 2006, and $6.1 million, or 1.32% of outstanding loans, at December 31, 2005. Our allowance for loan losses at December 31, 2005, included a specific allocation for an identified loan relationship, in the amount of $850,000. In the first quarter of 2006 we charged off approximately $751,000 of this specific reserve.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2003 to 2007.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except ratios)
Allowance for loan losses, at beginning of period	$7,670	$6,059	$4,349	$3,610	$3,238
Loans charged off:
Commercial, financial, and agricultural	149	859	359	30	277
Real estate - construction	1,254	387	10	240	28
Real estate - other	833	317	41	158	638
Consumer	615	263	150	127	265

Total loans charged off	2,851	1,826	560	555	1,208

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	35	75	24	35	25
Real estate - construction	25	1	—	—	3
Real estate - other	16	1	—	2	50
Consumer	187	107	35	22	37

Total recoveries on loans previously charged off	263	184	59	59	115

Net loans charged off	2,588	1,642	501	496	1,093

Provision for loan losses	4,726	3,253	2,211	1,235	1,465

Allowance for loan losses, at end of period	$9,808	$7,670	$6,059	$4,349	$3,610

Loans, net of unearned income, at end of period	$807,522	$631,786	$457,418	$377,352	$332,307

Average loans, net of unearned income, outstanding for the period	$719,926	$539,577	$413,561	$360,261	$316,605

Ratios:
Allowance at end of period to loans, net of unearned income	1.21%	1.21%	1.32%	1.15%	1.09%
Allowance at end of period to average loans, net of unearned income	1.36	1.42	1.47	1.21	1.14
Net charge-offs to average loans, net of unearned income	0.36	0.30	0.12	0.14	0.35
Net charge-offs to allowance at end of period	26.39	21.41	8.27	11.40	30.28
Recoveries to prior year charge-offs	14.40	32.86	10.63	4.88	14.09

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans for the years ended December 31, 2003 to 2007.

Allocation of Allowance for Loan Losses

	At December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
Domestic Loans (1)
Commercial, financial and agricultural	$2,392	6%	$2,266	6%	$3,209	7%	$548	8%	$1,257	10%
Real estate — construction	3,836	48	1,399	51	271	45	421	39	184	32
Real estate — other	1,152	41	3,265	38	1,962	42	2,138	46	1,277	50
Consumer	1,981	4	199	4	202	5	425	6	267	6
Other	447	1	541	1	415	1	817	1	625	2

Total	$9,808	100%	$7,670	100%	$6,059	100%	$4,349	100%	$3,610	100%

(1)	There are no foreign loans.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual or restructured loans and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is significantly greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were 0.57% of total loans at December 31, 2007 and 0.55% of total loans at December 31, 2006, compared to 0.24% of total loans at December 31, 2005.

For each of the five years in the period ended December 31, 2007, the difference between gross interest income that would have been recorded in such period, if the non-accruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period’s net income, was immaterial.

The following table shows our nonperforming assets as well as the ratio of the allowance for loan losses to total nonperforming assets, the total nonperforming loans to total loans, and the total nonperforming assets to total assets, for the years ended December 31, 2003 to 2007.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands, except ratios)
Non-accruing loans	$4,250	$2,611	$1,020	$1,524	$1,127
Loans past due 90 days or more	364	871	71	34	521
Restructured loans	—	—	—	—	—

Total nonperforming loans	4,614	3,482	1,091	1,558	1,648
Non-accruing securities	—	—	—	—	—
Other real estate	1,504	1,218	147	516	737
Other repossessed property	70	—	—	—	—

Total nonperforming assets	$6,188	$4,700	$1,238	$2,074	$2,385

Ratios:
Allowance to total nonperforming assets	158.50%	163.19%	489.42%	209.69%	151.36%

Total nonperforming loans to total loans (net of unearned interest)	0.57%	0.55%	0.24%	0.41%	0.50%

Total nonperforming assets to total assets	0.64%	0.62%	0.21%	0.44%	0.58%

The $4.2 million in non-accruing loans consist of 25 loans broken down as follows: 18 loans totaling $3.1 million in real estate – construction loans, two loans totaling $739,000 million in real estate – mortgage loans, one loan totaling $354,000 in the commercial/financial/agricultural industry and four loans totaling $14,000 in consumer loans. Loans past due 90 days or more and still accruing consists of $158,000 in real estate – construction loans, $100,000 in real estate – mortgage loans, $58,000 in commercial/financial/agricultural loans and $48,000 in consumer loans. We have in reserve for the nonaccrual loans approximately $2.0 million at December 31, 2007. The majority of the nonperforming assets are secured by real estate with adequate loan to value ratios; therefore we do not expect significant losses related to these assets.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Average deposits increased 34.5%, from $546.9 million in 2006 to $735.8 million in 2007. Average deposits increased 28.1%, from $426.8 million in 2005 to $546.9 million in 2006. At December 31, 2007, total deposits were $807.6 million, of which $751.0 million or 93.0%, was interest bearing. At December 31, 2006, total deposits were $651.1 million, of which $597.7 million or 91.8%, was interest bearing. Alternative funding sources such as FHLB Advances, national CDs and brokered deposits were used to supplement funding sources. These alternative funding sources increased $93.4 million or 46.9% in 2007. National CDs and brokered deposits were $236.7 million at December 31, 2007. At December 31, 2006, national CDs and brokered deposits were $173.0 million. The increase in our national CDs and brokered deposits was necessary to fund our growth in loans during the year ended December 31, 2007 at reasonable spreads. Alternative funding sources are a secondary source of funds utilized to fund loan growth. The cost of these alternative funding sources can be less expensive than our local deposits as was the case in 2007.

The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2007, 2006, and 2005, are as follows:

	At December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$55,462	0.00%	$52,298	0.00%	$43,878	0.00%

Interest-bearing demand deposits	62,943	2.21	74,125	2.17	75,670	1.40
Savings	185,799	4.30	105,022	3.37	84,653	2.06
Time deposits	431,565	5.33	315,429	4.82	222,561	3.29

Total interest-bearing deposits	$680,307	4.76	$494,576	4.11	$382,884	2.65

Total average deposits	$735,769	4.40	$546,874	3.72	$426,762	2.37

Our core deposits, which exclude brokered and national certificates of deposits, were $572.8 million at December 31, 2007, an increase of 19.8% compared to $478.1 million at December 31, 2006. Core deposits as a percentage of total deposits were approximately 70.9% and 73.4% at December 31, 2007 and 2006, respectively. In 2005, we began using the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance on some of our larger customers. Although CDARS are required to be categorized as brokered deposits, these deposits represent deposits greater than $100,000 originated in our local markets that are placed with other institutions that are members in the CDARS network. By placing these deposits in these other institutions, the deposits of our customers are fully insured by the FDIC. In return for the deposits that we place with network institutions, we receive from network institutions, deposits that are approximately equal in amount of what was originated from our customers. In addition, the CDARS are priced at local rates, which generally have lower rates than rates being offered for brokered deposits. At December 31, 2007, CDARS represented $10.4 million of our deposits, or 1.3% and at December 31, 2006, CDARS represented $22.7 million of our deposits, or 3.5%. We continue to focus on increasing our core deposit base. The two categories of lowest cost deposits comprised the following percentages of average total deposits during 2007: average noninterest-bearing demand deposits, 7.5%; and average savings deposits, 25.3%. Of average time deposits, approximately 32.9% were large denomination certificates of deposit.

Noninterest-bearing deposits increased $3.1 million, or 5.9%, from year-end 2006 to $56.6 million at December 31, 2007, and interest-bearing deposits increased $153.3 million, or 25.7%, during the same period to $751.0 million. The increase in noninterest-bearing deposits has been the result of our focus on providing excellent customer service to our small business customers, our expansion into new markets, as well as by the development of relationships with new businesses that have moved into our communities. As we continue migration from temporary branch locations to permanent facilities, we should continue to attract noninterest bearing deposits.

The following table sets forth the maturities of our time deposits of $100,000 or more by category at December 31, 2007.

(In thousands)
Three months or less	$32,413
Over three through six months	140,134
Over six through twelve months	78,276
Over twelve months	13,510

Total	$264,333

Borrowings

Short-Term Borrowings

Securities sold under agreements to repurchase amounted to $6.5 million at December 31, 2007, compared to $4.7 million at December 31, 2006, and $3.7 million at December 31, 2005. The weighted average rates were 1.24%, 1.62%, and 1.24% for 2007, 2006 and 2005, respectively. The total amount of securities sold under agreements to repurchase is associated with the cash flow needs of our corporate customers who participate in repurchase agreements. Included in our total FHLB line availability, as detailed under the FHLB Advances section below, is the ability to obtain short-term daily rate credit advances. However there were no such short-term FHLB advances at December 31, 2007 and 2006, and a balance of $14.0 million at December 31, 2005. These advance rates float daily based on the overnight funds market. The line of credit has a one year term and matures in May of each year. We have available $53.0 million in lines of credit to purchase federal funds, on an unsecured basis, from commercial banks, of which $43.0 was available at December 31, 2007. We had federal funds purchased that amounted to $10.0 million at year-end 2007, and $-0- at year-end 2006, compared to $7.2 million at year-end 2005. We also have a $10 million line of credit with a third party financial institution that can be utilized to provide additional capital for the bank if deemed necessary. As of December 31, 2007, $5,487,894 of this line was available.

Short-term borrowings at December 31, 2007, 2006 and 2005 consisted of the following:

	As of December 31,
	2007	2006	2005
	(In thousands)
Federal funds purchased	$10,000	$—	$7,217
Securities sold under agreements to repurchase	6,536	4,738	3,675
FHLB line of credit	—	—	14,000
Other short-term line of credit	4,512	—	—

	$21,048	$4,738	$24,892

FHLB Advances

Our total borrowed funds consist primarily of long-term debt with maturities from one to ten years. At December 31, 2007 we were approved to borrow up to approximately $130.8 million under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in the loan and securities portfolios. At December 31, 2007, the outstanding balance of our credit line was $57.4 million, all of which was accounted for as long-term debt.

Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by us, received $6.0 million principal amount of the Trust’s floating rate cumulative trust preferred securities in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of our floating rate-subordinated debentures. We have fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the trust preferred securities. We account for the trust preferred securities as long-term debt liability in the amount of $6.2 million. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00 % percent until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2007 and 2006 was 7.91% and 8.37% respectively. The debt is callable by Appalachian Bancshares, Inc. on August 28, 2008 and every quarter thereafter. Subject to certain limitations, the trust preferred securities qualify as Tier 1 capital and are presented in the consolidated financial statements included elsewhere in this Form 10-K as “subordinated long-term capital notes”.

The sole assets of the Trust are the subordinated debentures issued by us. Both the trust preferred securities and the subordinated debentures have approximately 30-year lives. However, both we and the Trust have options to call our respective securities after five years, subject to regulatory capital requirements.

Capital Resources

Total shareholders’ equity was $73.7 million at December 31, 2007, an increase of $6.9 million from $66.8 million at December 31, 2006. This increase resulted primarily from net earnings of $5.6 million during 2007. We issued 32,797 shares of stock to our 401(k) Plan during 2007 for proceeds of $618,000. We had a $502,000 decrease in the accumulated other comprehensive loss on our available-for-sale securities. We purchased 67,010 of our outstanding shares through treasury prior to retirement, as well as through our stock buy-back program in the amount of $1.2 million. In addition, the effects of the stock-based compensation expense as well as the exercise of 114,715 options during 2007 increased equity by $1.4 million, including the tax benefit.

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $77.2 million at December 31, 2007. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $87.0 million at year-end 2007. The percentage ratios as calculated under regulatory guidelines were 9.36% and 10.55% for Tier 1 and Total Capital, respectively, at year-end 2007. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.0% and 8.0%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2007, our leverage ratio was 8.30%, exceeding the regulatory minimum requirement of 4.0%.

The table following illustrates our regulatory capital ratios under federal guidelines at December 31, 2007, 2006 and 2005:

	Statutory	Years ended December 31,
	Minimum	2007	2006	2005
	(In thousands, except ratios)
Tier 1 Capital		$77,180	$70,730	$64,301

Tier 2 Capital		9,808	7,670	6,057

Total Qualifying Capital		$86,988	$78,400	$70,358

Risk Adjusted Total Assets (including off-balance sheet exposures)		$824,834	$661,431	$484,577

Tier 1 Risk-Based Capital Ratio	4.00%	9.36%	10.69%	13.27%

Total Risk-Based Capital Ratio	8.00	10.55	11.85	14.52

Leverage Ratio	4.00	8.30	9.55	11.35

Return on Equity and Assets

The following table summarizes certain of our financial ratios for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Return on average assets	0.65%	0.91%	0.99%
Return on average equity	7.93	9.57	12.18
Dividend payout ratio	0.00	0.00	0.00
Average equity to average assets ratio	8.14	9.49	8.11

The decline in return on average equity and assets from 2006 to 2007 is primarily due our expansion initiative during the last half of 2006 and in 2007, lower interest margins experienced in 2007, as well as our loan charge-offs in 2007. The decline in return on average equity from 2005 to 2006 is primarily due to the investment that we made in our expansionary initiative during the last half of 2006, which has generated significant growth in assets and deposits, but has operated at a net loss during 2006 and 2007. Additionally, our average shareholders’ equity was much higher in 2006. We sold 1.3 million shares of common stock during the fourth quarter of 2005 for net proceeds of approximately $18.4 million.

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

The following table indicates that, in a rising interest rate environment, our earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets, if rates move simultaneously. For purposes of this table, all demand and savings deposits are included in the 0 – 30 day period, but because these deposits are not as sensitive to rate change, we do not anticipate these deposits to mature in this time period. We anticipate that these deposits will mature over all time periods. As seen in the following table, for the first 30 days of repricing opportunity, there is an excess of earning liabilities over interest-bearing assets of approximately $406.9 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $168.1million. During this one-year time frame, 94.7% of all interest-bearing liabilities will reprice compared to 75.5% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

The following table sets forth information regarding our rate sensitivity as of December 31, 2007 for each of the intervals indicated.

	0-30 Days	31-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(In thousands, except ratios)
Interest-earning assets (1)
Loans	$26,945	$385,383	$236,602	$147,129	$7,213	$803,272
Securities (2)	2,013	7,287	5,690	17,314	47,780	80,084
Interest-bearing deposits in other banks	310	—	—	—	—	310
Federal funds sold	12,797	—	—	—	—	12,797

	42,065	392,670	242,292	164,443	54,993	896,463

Interest-bearing liabilities: (3)
Demand deposits (4)	107,482	—	—	—	—	107,482
Savings deposits (4)	214,196	—	—	—	—	214,196
Time deposits	91,144	77,075	285,624	32,076	—	485,919
Other short-term borrowings	21,048	—	—	—	—	21,048
Long-term debt	15,050	10,000	17,300	15,000	—	57,350
Subordinated long-term capital notes	—	6,186	—	—	—	6,186

	448,920	93,261	302,924	47,076	—	892,181

Interest sensitivity gap	$(406,855)	$299,409	$(60,632)	$117,367	$54,993	$4,282

Cumulative interest sensitivity gap	$(406,855)	$(107,446)	$(168,078)	$(50,711)	$4,282

Ratio of interest-earning assets to interest-bearing liabilities	0.09	4.21	0.80	3.49	0.00

Cumulative ratio	0.09	0.80	0.80	0.94	1.00

Ratio of cumulative gap to total interest-earning assets	(0.45)	(0.12)	(0.19)	(0.06)	0.00

(1)	Excludes nonaccrual loans. Excludes unrealized gains/losses on securities.
(2)	Securities are at book value.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Demand and savings deposits typically reprice simultaneously with market changes.

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
For the Twelve Months After December 31, 2007

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

Standby Letters of Credit. These agreements are used by our customers as a means of improving their credit standings in their dealings with others. Under these agreements, we agree to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2007 and 2006, we had issued standby letters of credit of approximately $5.0 million and $10.7 million, respectively. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments. As of December 31, 2007 and 2006, the bank had commitments outstanding to extend credit totaling approximately $97.0 million and $107.7 million, respectively.

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2007.

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$63,536	$10,350	$5,000	$15,000	$33,186
Operating lease obligations	1,427	179	140	132	976
Time deposits	485,919	453,829	26,252	5,838	—

Total	$550,882	$464,358	$31,392	$20,970	$34,162

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 did not have a material impact to its financial position, results of operations or cash flows.

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

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The Company’s adoption of EITF Issue No. 06-5 did not have a material impact on its financial position, results of operations or cash flows.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Appalachian Bancshares, Inc. and Subsidiaries

Ellijay, Georgia

We have audited the consolidated statements of financial condition of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appalachian Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Appalachian Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 included under Item 9A “Controls and Procedures” in Appalachian Bancshares, Inc. and subsidiaries’ Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

March 26, 2008

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

(In thousands)

	2007	2006
Assets

Cash and due from banks	$13,392	$7,940
Interest-bearing deposits with other banks	310	541
Federal funds sold	12,797	3,107

Cash and Cash Equivalents	26,499	11,588

Securities available-for-sale	80,510	74,725

Loans, held for sale	6,503	733

Loans, net of unearned income	807,522	631,053
Allowance for loan losses	(9,808)	(7,670)

Net Loans	797,714	623,383

Premises and equipment, net	32,966	23,412
Accrued interest	9,797	8,157
Cash surrender value on life insurance	8,778	8,438
Intangibles, net	2,179	2,197
Other assets	6,254	5,581

Total Assets	$971,200	$758,214

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$56,559	$53,422
Interest-bearing deposits	751,038	597,712

Total Deposits	807,597	651,134
Short-term borrowings	21,048	4,738
Accrued interest	2,059	1,454
FHLB Advances	57,350	25,050
Subordinated long-term capital notes	6,186	6,186
Other liabilities	3,297	2,889

Total Liabilities	897,537	691,451

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,285,026 and 5,280,497 shares issued at December 31, 2007 and 2006, respectively	53	53
Paid-in capital	43,998	43,870
Retained earnings	29,331	23,761
Accumulated other comprehensive income (loss)	281	(221)
Less cost of treasury stock, -0- and 75,973 shares at December 31, 2007 and 2006, respectively.	—	(700)

Total Shareholders’ Equity	73,663	66,763

Total Liabilities and Shareholders’ Equity	$971,200	$758,214

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except shares and per share data)

	2007	2006	2005
Interest Income
Interest and fees on loans	$68,213	$49,843	$32,014
Interest on securities:
Taxable securities	2,859	2,301	1,843
Nontaxable securities	639	668	655
Interest on deposits with other banks	78	30	20
Interest on federal funds sold	338	351	218

Total Interest Income	72,127	53,193	34,750

Interest Expense
Interest on deposits	32,367	20,351	10,132
Interest on short-term borrowings	283	472	174
Interest FHLB advances	1,629	1,180	1,170
Interest on subordinated long-term capital notes	521	491	404

Total Interest Expense	34,800	22,494	11,880

Net Interest Income	37,327	30,699	22,870
Provision for loan losses	4,726	3,253	2,211

Net Interest Income After Provision For Loan Losses	32,601	27,446	20,659

Noninterest Income
Customer service fees	2,235	1,650	1,434
Mortgage origination commissions	1,988	1,348	959
Net gains on sales of securities	7	––	––
Other operating income	1,288	973	910

Total Noninterest Income	5,518	3,971	3,303

Noninterest Expenses
Salaries and employee benefits	17,510	13,341	8,741
Occupancy, furniture and equipment expense	3,678	2,685	2,014
Other operating expenses	8,598	6,535	5,583

Total Noninterest Expenses	29,786	22,561	16,338

Income before income taxes	8,333	8,856	7,624
Income tax expense	2,763	2,852	2,502

Net Income	$5,570	$6,004	$5,122

Earnings Per Common Share
Basic	$1.06	$1.16	$1.24
Diluted	1.06	1.14	1.21
Cash Dividends Declared Per Common Share	0.00	0.00	0.00

Weighted Average Shares Outstanding
Basic	5,265,555	5,170,687	4,123,403
Diluted	5,276,200	5,278,711	4,247,334

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2004	$38	$23,732	$12,635	$378	$(700)	$36,083

Net income 2005	—	—	5,122	—	—	5,122
Unrealized losses on available-for- sale securities, net of tax of $(436)	—	—	—	(846)	—	(846)

Comprehensive income	—	—	—	—	—	4,276

Proceeds from sale of common stock to 401(k) plan	—	494	—	—	—	494
Effect of exercise and issuance of stock options	1	582	—	—	—	583
Stock-based compensation cost	—	19	—	—	—	19
Proceeds from sale of common stock through stock offering	13	18,357	—	—	—	18,370

Balance at December 31, 2005	52	43,184	17,757	(468)	(700)	59,825
Net income 2006	—	—	6,004	—	—	6,004
Unrealized gains on available-for- sale securities, net of tax of $128	—	—	—	247	—	247

Comprehensive income						6,251

Proceeds from sale of common stock to 401(k) plan	—	50	—	—	—	50
Effect of exercise and issuance of stock options	1	444	—	—	—	445
Stock-based compensation cost	—	204	—	—	—	204
Expense incurred from sale of common stock through stock offering	—	(12)	—	—	—	(12)

Balance at December 31, 2006	53	43,870	23,761	(221)	(700)	66,763
Net income 2007	—	—	5,570	—	—	5,570
Unrealized gains on available-for- sale securities, net of tax of $252	—	—	—	502	—	502

Comprehensive income	—	—	—	—	—	6,072

Proceeds from sale of common stock to 401(k) plan	—	618	—	—	—	618
Effect of exercise and issuance of stock options	1	1,066	—	—	—	1,067
Stock-based compensation cost	—	327	—	—	—	327
Purchase of treasury stock					(672)	(672)
Retirement of treasury stock	(1)	(1,371)	—	—	1,372	—
Purchase of stock outstanding	—	(512)	—	—	—	(512)

Balance at December 31, 2007	$53	$43,998	$29,331	$281	$—	$73,663

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Operating Activities
Net income	$5,570	$6,004	$5,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	558	968	926
Provision for loan losses	4,726	3,253	2,211
Deferred tax benefit	(784)	(1,363)	(71)
Realized security gains, net	(7)	—	—
Loss on disposal of premises and equipment	39	15	59
Loss on disposition of other real estate	219	32	80
Increase in cash surrender value on life insurance	(340)	(295)	(309)
Increase in accrued interest receivable	(1,640)	(3,406)	(1,849)
Increase in accrued interest payable	605	726	188
Stock-based compensation cost	327	204	19
Excess tax benefits from exercise of stock options	(617)	(88)	(254)
Net increase in loans held for sale	(5,770)	(733)	—
Other, net	923	(600)	1,544

Net Cash Provided By Operating Activities	3,809	4,717	7,666

Investing Activities
Proceeds from sales of securities available-for-sale	4,963	2,619	1,427
Proceeds from maturity, calls and paydown of securities available-for-sale	19,389	11,994	6,009
Purchase of securities available-for-sale	(29,275)	(17,314)	(15,690)
Net increase in loans	(179,804)	(178,002)	(80,819)
Capital expenditures, net	(9,970)	(7,648)	(4,899)
Proceeds from disposal of premises and equipment	—	12	161
Proceeds from disposition of other real estate	225	1,622	541

Net Cash Used In Investing Activities	(194,472)	(186,717)	(93,270)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	71,892	20,132	49,184
Net increase in certificates of deposit	84,571	157,692	42,628
Net increase (decrease) in short-term borrowings	16,310	(20,154)	9,422
Issuance of FHLB advances	60,000	20,000	4,000
Repayment of FHLB advances	(27,700)	(19,900)	(11,000)
Issuance of common stock	1,068	394	18,939
Purchase of treasury stock	(672)	—	—
Purchase of stock	(512)	—	—
Excess tax benefits from exercise of stock options	617	88	254

Net Cash Provided By Financing Activities	205,574	158,252	113,427

Net Increase (Decrease) in Cash and Cash Equivalents	14,911	(23,748)	27,823

Cash and Cash Equivalents at Beginning of Year	11,588	35,336	7,513

Cash and Cash Equivalents at End of Year	$26,499	$11,588	$35,336

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly-owned subsidiaries: Appalachian Community Bank (the “Bank”) and Appalachian Community Bank, F.S.B. (the “Thrift”). All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank and the Thrift on a consolidated basis. The Bank and the Thrift provide a full range of banking services to individual and corporate customers in North Georgia, Murphy, North Carolina, Ducktown, Tennessee and the surrounding areas.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank and Thrift to recognize additional losses based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Realized gains and losses are recorded on the trade date and are based on the specific identification method.

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

The Company had no trading or held-to-maturity securities as of December 31, 2007 and 2006.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charge to income.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses and adjusted for any deferred fees and costs on originated loans.

Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, net of certain origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans.

Allowance for Loan Losses

A loan is generally classified as impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively for impairment.

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

Management determines the loan loss allowance by first dividing the loan portfolio into two major categories: (1) satisfactory and past due loans and (2) impaired loans. Loan loss reserves are calculated primarily based upon the historical loss experience by segment for the satisfactory and past due portion of the portfolio and adjusted for qualitative factors. Management uses a moving average three year net loan charge off/recovery experience rate (net charge off percentage of total loans) for the various segments in the loan portfolio. This experience rate is applied to the satisfactory and past due loans by segment, in order to determine the reserve amount for satisfactory and past due loans. Impaired loans are considered individually for loans over $100,000. Impaired loans $100,000 and under are evaluated for impairment as a group. In management’s opinion, the loan loss allowance is considered adequate at December 31, 2007 and 2006.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

Management’s periodic evaluation of the adequacy of the allowance is based on the past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank and Thrift’s regulators or its economic environment will not require further increases in the allowance.

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

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are applied as regular payments. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2007, 2006 and 2005.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided generally by the straight-line method based principally on the estimated useful lives of the respective assets. Estimated lives of premises and equipment are as follows: for buildings and improvements – from ten to fifty years, for furniture and equipment – from three to fifteen years, for computer equipment and software – from three to five years, and for automobiles – five years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Foreclosed Assets

Foreclosed assets includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank and the Thrift have taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed assets are recorded at fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the property are included in other operating expenses. The carrying amount of foreclosed assets of December 31, 2007 and 2006 was $1,573,440 and $1,217,942, respectively.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, deferred compensation, and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiaries.

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

Intangibles

Intangibles consist of goodwill and non-compete agreements with two former employees of the Bank. The goodwill represents a premium paid on the purchase of assets and deposit liabilities. Goodwill is stated at cost, net of accumulated amortization, which was provided using the straight-line method over the estimated useful life of 20 years, until the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001. The carrying amount of goodwill at December 31, 2007 and 2006 is $1,991,891.

Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performs its annual test of impairment each December 31st, and as of December 31, 2007 the Company determined that there was no impairment of the carrying value.

The noncompete intangible represents agreements with two former employees, one of which was entered into in 2006 and the other in 2007. These employees agreed to certain stipulations concerning future employment. The agreements are stated at cost, net of accumulated amortization, which is provided using the straight-line method over the contract period. The 2006 agreement has a contract period of two years. The carrying amount of the 2006 agreement at December 31, 2007 is $82,000, which consists of the original amount of $246,000, net of accumulated amortization of $164,000. The 2007 agreement has a contract period of six months. The carrying amount of the 2007 agreement at December 31, 2007 is $105,525, which consists of the original amount of $211,050, net of accumulated amortization of $105,525. Amortization expense incurred from these noncompete agreements for the years ended December 31, 2007 and 2006 was $228,525 and $41,000, respectively. The carrying amount of $187,525 at December 31, 2007 will be expensed for the year ending December 31, 2008.

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

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $53 million, of which $43 million in funds were available at December 31, 2007. Also, the Company has a line of credit with the Federal Home Loan Bank (the “FHLB”), of up to approximately $130,800,000, of which approximately $73,450,000 was available and unused, subject to proper collateralization at December 31, 2007. In addition, the Company had a short-term line of credit with another bank in the amount of $10,000,000, of which $5,487,894 was available at December 31, 2007.

Earnings per Common Share

Basic earnings per common share are computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share.

	Years ended December 31,
	2007	2006	2005
Weighted average of common shares outstanding	5,265,555	5,170,687	4,123,403
Effect of dilutive options	10,645	108,024	123,931

Weighted average of common shares outstanding effected for dilution	5,276,200	5,278,711	4,247,334

Options not considered in dilutive calculations	258,000	5,000	—

Stock Repurchase Plan

In March 2007, the Company announced a stock repurchase program which authorized the repurchase of up to $2.5 million of its shares of common stock over a twelve month period ending on February 27, 2008. During the year ended December 31, 2007, the Company repurchased a total of 35,000 shares at a weighted average repurchase price of $14.64 per share. Since December 31, 2007, the Company has purchased another 16,000 shares at a weighted average price of $11.44 prior to the plan ending date. These shares were retired and place into authorized and unissued shares of common stock.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies – Continued

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income (loss) are as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Unrealized gains (losses) on securities

Unrealized gains (losses) arising during period	$761	$375	$(1,283)
Reclassification adjustment for (gains) losses included in net income	(7)	—	—

Net unrealized gains (losses)	754	375	(1,283)
Income tax related to items of other comprehensive income	(252)	(128)	436

Other comprehensive income (loss)	$502	$247	$(847)

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2007.

	2007	2006	2005
	(In thousands)

Cash paid during the year for interest	$34,195	$21,768	$10,030

Cash paid during the year for income taxes	3,240	3,358	2,292

Non-cash Disclosures:

Loans transferred to foreclosed assets	4,556	2,824	252

Net increase (decrease) in unrealized gains and losses on securities available-for-sale	502	375	(1,282)

Sales of foreclosed assets financed through loans	3,878	99	—

Increase in cash surrender value on life insurance	340	295	309

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 did not have a material impact to its financial position, results of operations or cash flows.

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

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The Company’s adoption of EITF Issue No. 06-5 did not have a material impact on its financial position, results of operations or cash flows.

Note 2 – Restrictions on Cash and Due From Bank Accounts

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 2007 and 2006, the average amount of the required reserves was $-0- and $569,000, respectively.

Note 3 – Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 2007 and 2006 are presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2007:
Government sponsored agency securities	$32,964	$240	$45	$33,159
State and municipal securities	13,651	421	41	14,031
Mortgage-backed securities	28,483	186	156	28,513
Equity securities	4,986	—	179	4,807

	$80,084	$847	$421	$80,510

December 31, 2006:
Government sponsored agency securities	$43,933	$10	$547	$43,396
State and municipal securities	12,681	479	12	13,148
Mortgage-backed securities	15,098	13	278	14,833
Equity securities	3,348	—	—	3,348

	$75,060	$502	$837	$74,725

At December 31, 2007, the Company’s available-for-sale securities reflected net unrealized gains of $425,566 that resulted in an increase in stockholders’ equity of $280,874 net of deferred taxes. At December 31, 2006, the Company’s available-for-sale securities reflected net unrealized losses of $334,786 that resulted in a decrease in stockholders’ equity of $220,959 net of deferred taxes.

Note 3 – Securities – Continued

The following tables show the Company’s securities’ gross unrealized losses and fair value, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2007:
Government sponsored agency securities	$—	$—	$8,841	$45	$8,841	$45
State and municipal securities	1,445	30	605	11	2,050	41
Mortgage-backed securities	6,694	77	6,421	79	13,115	156
Equity securities	671	179	—	—	671	179

	$8,810	$286	$15,867	$135	$24,677	$421

December 31, 2006:
Government sponsored agency securities	$6,733	$7	$29,176	$540	$35,909	$547
State and municipal securities	574	12	—	—	574	12
Mortgage-backed securities	1,535	—	11,821	278	13,356	278

	$8,842	$19	$40,997	$818	$49,839	$837

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The securities at a loss for 12 months or more at December 31, 2007 are in 18 securities, that are insured agencies of the United States Government and the losses can be attributable to changes in interest rates. In addition, there was one municipal security at a loss for more than 12 months at December 31, 2007, with an Aaa and an AAA rating. Because the declines in value are not attributed to credit quality and the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Note 3 – Securities – Continued

The contractual maturities of securities available-for-sale at December 31, 2007 are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$13,608	$13,569
Due after one year through five years	16,050	16,264
Due after five years through ten years	10,929	10,988
Due after ten years	34,511	34,882
Equity securities	4,986	4,807

	$80,084	$80,510

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

Gross realized gains and losses on the sale of securities available-for-sale for each of the three years in the period ended December 31, 2007, were as follows:

	2007	2006	2005
	(In thousands)
Gross realized gains	$7	$—	$—
Gross realized losses	—	—	—

Equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The amount of investment in this stock amounted to $3,944,600 and $2,312,000 at December 31, 2007 and 2006, respectively. In addition to the restricted investment in Federal Home Loan Bank, the Company also had an investment in Federal Home Loan Bank preferred stock with a carrying value of $671,000 and $850,000 at December 31, 2007 and 2006, respectively. Equity securities also include an investment in Appalachian Capital Trust I. The amount of investment in the trust amounted to $186,000 at December 31, 2007 and 2006. Additionally, equity securities contains an investment of $5,500 in a mortgage cooperative at December 31, 2007, in order to enable the bank and thrift to participate in larger loan pools to attain preferable rates on certain loans. There was no investment in this mortgage cooperative at December 31, 2006.

The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to $35,169,336 and $42,134,460 at December 31, 2007 and 2006, respectively.

Note 4 – Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)
Commercial, financial and agricultural	$48,749	$40,491
Real estate - construction	389,695	320,406
Real estate - mortgage	332,856	240,836
Consumer	30,598	25,386
Other loans	5,624	3,934

Total loans (1)	807,522	631,053
Allowance for loan losses	(9,808)	(7,670)

Net loans	$797,714	$623,383

(1)	Total loans are net of deferred fees of $87,070 and $32,183 (not stated in thousands), at December 31, 2007 and 2006, respectively.

Total loans which the Company considered to be impaired at December 31, 2007 and 2006 were $8,230,538 and $4,645,796, respectively. Of these loans, $4,250,322 and $2,611,282 were on nonaccrual status at December 31, 2007 and 2006, respectively. Allowances on the impaired loans at December 31, 2007 and 2006 were $1,983,084 and $1,222,904, respectively. Impaired loans consisted primarily of real estate—construction, real estate—mortgage and commercial loans as of December 31, 2007 and 2006. The average recorded investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was approximately $7,268,104, $3,906,000 and $3,811,000, respectively. No material amount of interest income was recognized on nonaccrual loans for the years ended December 31, 2007, 2006 and 2005. For other impaired loans we collected approximately $226,289 during the year ended December 31, 2007 and $184,000 in interest during each of the years ended December 31, 2006 and 2005. For the year ended December 31, 2007, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period’s net income was approximately $181,665. In the years ended December 31, 2006 and 2005, the amount was approximately $115,480 and $70,000, respectively.

The Company has no commitments to loan additional funds to the borrowers of impaired loans.

At December 31, 2007 and 2006, the Company had loans past due 90 days or more and still accruing interest of $364,005 and $871,744, respectively.

Commercial and residential real estate loans pledged to secure Federal Home Loan Bank advances and letters of credit amounted to $83,265,638 and $72,441,162 at December 31, 2007 and 2006, respectively.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$7,670	$6,059	$4,349

Charge-offs	(2,851)	(1,826)	(560)
Recoveries	263	184	59

Net charge-offs	(2,588)	(1,642)	(501)
Provision for loan losses	4,726	3,253	2,211

Balance at end of year	$9,808	$7,670	$6,059

Note 6 – Premises and Equipment

Premises and Equipment

Premises and equipment were as follows:

	December 31,
	2007	2006
	(In thousands)
Land	$8,288	$5,129
Buildings and improvements	14,401	13,841
Furniture and equipment	5,873	5,710
Computer equipment and software	2,638	2,159
Automobiles	451	400
Construction in progress (estimated cost to complete $1.7 million)	7,176	1,618

	38,827	28,857
Allowance for depreciation	(5,861)	(5,445)

	$32,966	$23,412

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2007, 2006 and 2005 was $1,369,844, $1,006,378 and $870,339, respectively.

Leases

The Company has a number of operating lease agreements, involving land, buildings and equipment. These leases are noncancellable and expire on various dates through the year 2028. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2007, 2006 and 2005, rental expense for operating leases was approximately $329,628, $175,715 and $69,684, respectively.

Note 6 – Premises and Equipment – Continued

Future minimum lease payments under noncancellable operating leases at December 31, 2007, are as follows:

Years Ending December 31,	(In thousands)
2008	$179
2009	74
2010	66
2011	66
2012	66
Thereafter	976

Total minimum lease payments	$1,427

Note 7 – Deposits

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2007 and 2006 were $264,333,054 and $236,627,667, respectively. The Company had brokered time deposits at December 31, 2007 and 2006 of $146,527,403 and $123,982,411, respectively. Demand deposits reclassified as loan balances as of December 31, 2007 and 2006 amounted to $142,641 and $245,601, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Company at December 31, 2007, are as follows:

Years ending December 31,	(In thousands)
2008	$453,829
2009	21,067
2010	5,185
2011	1,448
2012	4,390

$485,919

Note 8 – Short-term Borrowings

Short-term borrowings at December 31, 2007 and 2006 consist of the following:

	2007	2006
	(In thousands)
Federal funds purchased	$10,000	$—
Securities sold under agreements to repurchase	6,536	4,738
Short-term notes payable	4,512	––

	$21,048	$4,738

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

Note 9 – Federal Home Loan Bank Advances

At December 31, 2007 and 2006, the Company had advances from the Federal Home Loan Bank (FHLB) totaling $57,350,000 and $25,050,000, respectively.

FHLB advances consist of the following at December 31:

	2007	2006
	(In thousands)
Notes payable on line of credit at FHLB, with varying maturities from January 2008 through January 2018, interest rates varying from 2.89% to 5.95%, and secured by residential mortgages	$57,350	$25,050

The maturities of FHLB advances at December 31, 2007, are as follows:

Years ending December 31,	Fixed	Convertible
	(In thousands)
2008	$10,350	$—
2009	—	5,000
2010	—	—
2011	—	—
2012	—	15,000
Thereafter	—	27,000

	$10,350	$47,000

Note 10 – Subordinated Long-term Capital Notes

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by the Company, received $6,000,000 principal amount of the Trust’s floating rate cumulative trust preferred securities (the “Trust Preferred Securities”) in a trust preferred private placement. The proceeds of that transaction were then used by the Trust to purchase an equal amount of floating rate-subordinated debentures (the “Subordinated Debentures”) of the Company. The Company has fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the Trust Preferred Securities. The Company accounts for the Trust Preferred Securities as a long-term debt liability to the Trust in the amount of $6,186,000. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00% until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2007 and 2006 was 7.91% and 8.37%, respectively. Subject to certain limitations, the Trust Preferred Securities qualify as Tier 1 capital.

The sole asset of the Trust is the Subordinated Debentures issued by the Company. Both the Trust Preferred Securities and the Subordinated Debentures have stated 30-year lives. However, both the Company and the Trust have options to call their respective securities after five years, subject to regulatory capital requirements.

Note 11 – Other Operating Expenses

Other operating expenses consist of the following:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Professional fees	$1,344	$665	$1,275
Advertising	961	882	510
Data processing	932	776	653
Director & committee fees	787	608	532
Marketing and promotional	774	614	535
Stationary and supplies	559	531	321
Other	3,241	2,459	1,757

	$8,598	$6,535	$5,583

Note 12 – Income Taxes

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Current
Federal	$3,166	$2,886	$2,906
State	288	468	401

Deferred
Federal	(647)	(343)	(738)
State	(44)	(159)	(67)

	$2,763	$2,852	$2,502

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%

Effect on rate of:
Tax-exempt securities	(2.6)	(2.6)	(2.9)
Tax-exempt loans	(0.2)	(0.2)	(0.1)
Interest expense disallowance	0.5	0.4	0.3
State income tax, net of federal tax	1.9	2.3	2.9
Other	(0.3)	(1.7)	(1.4)

Effective income tax rate	33.3%	32.2%	32.8%

Note 12 – Income Taxes – Continued

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

	2007	2006
	(In thousands)
Net unrealized gains on securities available-for-sale	$(145)	$114
Depreciation	(1,116)	(737)
Allowance for loan losses	3,457	2,450
Deferred compensation	446	338
Other	160	112

	$2,802	$2,277

Note 13 – Commitments and Contingencies

In the normal course of business, the Bank and Thrift offer a variety of financial products to their customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the consolidated financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank and Thrift use the same credit policies and underwriting procedures for making off-balance sheet credit commitments and financial guarantees as they do for on-balance sheet extensions of credit. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank and Thrift. Management does not anticipate any material losses as a result of these commitments.

Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Bank and Thrift customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Bank and the Thrift agree to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2007 and 2006, the Bank and the Thrift have issued standby letters of credit of approximately $5,025,314 and $10,723,000. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments: As of December 31, 2007 and 2006, the Bank and Thrift had commitments outstanding to extend credit totaling approximately $97,006,761 and $107,671,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

Note 14 – Concentrations of Credit

Substantially all of the Bank and Thrift’s loans, commitments and standby letters of credit have been granted to customers in their market areas. The concentrations of credit by type of loan are set forth in Note 4 and include a concentration on loans secured by real estate. The commitments to extend credit relate primarily to unused real estate draw lines. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Note 15 – Stock Based Compensation

The Company has a 1997 Employee Stock Incentive Plan and a Directors’ Nonqualified Stock Option Plan (“the 1997 Plan”), a 2003 Stock Option Plan (“the 2003 Plan”) and a 2007 Equity Incentive Plan (“the 2007 Plan”) under which it has granted statutory and nonstatutory stock options to certain directors and employees. The Plans provide for up to 440,000 stock option awards granted for each of the 1997 Employee and Director Plans, 165,000 stock option awards for the 2003 Plan, and 300,000 stock option awards from the 2007 Plan. The options granted provide for these directors and employees the opportunity to purchase shares of the Company’s $0.01 par value common stock at the market value at the dates of grant. Market value is determined by the closing price for the 1997 and the 2007 Plans and by averaging the high/low prices as of the date of grant for the 2003 Plan. The options granted may be generally vest over five years of continuous service and must be exercised within ten years from the date of grant. Either at the Board’s discretion or as stated under the plans, in the event of a change in control, any outstanding options covered by such an agreement shall be fully vested, nonforfeitable and become exercisable as of the date of the change in control. At December 31, 2007, there were outstanding 152,220, 140,240 and 15,000 stock option awards issued from the 1997 Plan, the 2003 Plan and the 2007 Plan, respectively. Shares available for future grants to employees and directors under the 1997 Plan, the 2003 Plan and the 2007 Plan were -0-, 24,760, and 285,000 shares, respectively.

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

The following assumptions were used for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Dividend Yield	0.00%	0.00%	0.00%
Expected volatility	17.59 – 21.06%	15.52 – 19.21%	15.84 –16.40%
Risk-free interest rate	3.71 – 5.04%	4.11 – 5.03%	3.96 – 4.36%
Annual forfeiture rate	1.20 – 3.88%	0.00 – 3.42%	3.16 – 3.42%
Expected life of options (in years)	7.50 years	7.50 years	7.50 years
Weighted-average grant-date fair value	$6.08	$6.81	$4.89

Note 15 – Stock Based Compensation – Continued

The following table represents stock option activity for the year ended December 31, 2007.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	456,675	$13.35
Granted	30,500	16.14
Exercised	(114,715)	3.93
Forfeited or expired	(65,000)	17.20

Outstanding at December 31, 2007	307,460	$16.33	6.86	$—

Exercisable at December 31, 2007	125,520	$12.25	4.35	$—

Total intrinsic value of options exercised was $1,672,069, $788,574 and $1,027,164 for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $338,238, $79,005 and $50,566, respectively.

The compensation cost charged against income for the years ended December 31, 2007, 2006, and 2005 was $326,966, $204,392 and $18,745, respectively. Income tax benefits recognized for the respective years were $52,988, $27,557 and $-0-.

Cash received from the exercise of options was $450,965 for the year ended December 31, 2007. The tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $616,852 for the year ended December 31, 2007.

The following summarizes our nonvested stock option activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested stock options beginning of period	247,150	$6.48
Granted	30,500	6.08
Vested	(52,210)	6.48
Forfeited	(43,500)	17.47

Nonvested stock options end of period	181,940	$6.64

As of December 31, 2007, there was $1,011,779 of total unrecognized compensation cost related to the nonvested share-based compensation arrangements granted under the option plan. That cost is expected to be recognized over a weighted-average period of 3.55 years.

Note 16 – Regulatory Matters

Dividends

Bank. The board of directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank’s regulatory agency if the following conditions are met:

1.	Total classified assets at the most recent examination of the Bank do not exceed 80% of equity capital.

2.	The aggregate amount of dividends declared in the calendar year does not exceed 50% of the prior year’s net income.

3.	The ratio of equity capital to adjusted assets shall not be less than 6%.

As of December 31, 2007, the Bank could declare dividends of approximately $3,377,000 without regulatory consent, subject to the Bank’s compliance with regulatory capital restrictions. It is anticipated that any such dividends would be used for the payment of long-term debt service.

Thrift. Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Thrift. Under these regulations, a savings institution, such as the Thrift, that will meet capital requirements (as defined by OTS regulations) subsequent to a capital distribution is generally permitted to make such a capital distribution without OTS approval, subject to certain limitations and restrictions as described in the regulations. A savings institution with total capital in excess of current minimum capital requirements is permitted to make, without OTS approval, capital distributions of between 25% and 75% of its net earnings for the previous four quarters less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval from the OTS. The Thrift’s current compliance with fully phased-in capital requirements would permit payment of dividends of $-0- due to the Thrift having a net loss in the previous four quarters. In addition, for the first three years of operations of the Thrift, our business plan does not include the payment of dividends.

Capital Adequacy

The Company, Bank and Thrift subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company, Bank and Thrift and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Company, Bank and Thrift must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject. The minimum capital standards of the OTS generally require the Thrift to maintain minimum amounts and ratios (set forth in the table below) of Tangible capital (as defined in the regulations), Core capital (as defined) and Risk-Based capital (as defined).

As of December 31, 2007, the most recent notification from the applicable regulatory agencies categorized the Bank and the Thrift as well capitalized under the regulatory framework for prompt corrective action. To become well capitalized the Bank must maintain minimum Total Capital, Tier 1 Capital and Tier 1 Leverage ratios as set forth in the following table. To become well capitalized the Thrift must maintain minimum Tangible Capital, Core Capital and Risk-Based Capital ratios as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s, Bank’s, and Thrift’s actual capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total Capital
Consolidated	$86,988	10.55%	$74,433	8.00%	$	N/A	N/A	%
Appalachian Community Bank	81,787	10.41	62,853	8.00		78,566	10.00
Appalachian Community Bank, F.S.B.	8,434	20.81	3,423	8.00		4,054	10.00
Tier 1 Capital
Consolidated	77,180	9.36	32,993	4.00		N/A	N/A
Appalachian Community Bank	72,538	9.23	31,426	4.00		47,140	6.00
Appalachian Community Bank, F.S.B.	7,927	19.56	1,374	4.00		2,061	6.00
Tier 1 Leverage
Consolidated	77,180	8.30	37,217	4.00		N/A	N/A
Appalachian Community Bank	72,538	8.05	36,035	4.00		45,043	5.00
Core Capital
Appalachian Community Bank, F.S.B.	7,927	16.91	1,875	4.00		2,813	6.00
Tangible Capital
Appalachian Community Bank, F.S.B.	7,927	16.91	703	1.50		2,344	5.00

As of December 31, 2006:
Total Capital
Consolidated	$78,400	11.85%	$52,914	8.00%	$	N/A	N/A	%
Appalachian Community Bank	67,270	10.18	52,874	8.00		66,093	10.00
Tier 1 Capital
Consolidated	70,730	10.69	26,457	4.00		N/A	N/A
Appalachian Community Bank	59,600	9.02	26,437	4.00		39,656	6.00
Tier 1 Leverage
Consolidated	70,730	9.55	29,618	4.00		N/A	N/A
Appalachian Community Bank	59,600	8.06	29,593	4.00		36,992	5.00

Note 17 – Employee Benefit Plan

The Company adopted a defined contribution plan covering substantially all employees; that is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Employer and employee contributions may be made in the form of cash or Company stock. The Company’s contribution to the plan is determined by its board of directors. The Company made discretionary cash contributions to the plan of approximately $866,785 in 2007, $563,518 in 2006 and $472,200 in 2005.

Note 17 – Employee Benefit Plan – Continued

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors. Expenses recognized for the years ended December 31, 2007, 2006, and 2005 related to these plans were $665,369, $336,946 and $277,426, respectively. The estimated amounts to be paid under the compensation plan have been partially provided for through the purchase of life insurance policies on certain officers and directors. Accrued deferred compensation of $1,191,289, and $900,848 is included in other liabilities as of December 31, 2007 and 2006, respectively. Cash surrender values of $8,778,080 and $8,438,378 on the insurance policies is included in other assets at December 31, 2007 and 2006, respectively.

Note 18 – Related Party Transactions

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 2007 and 2006. There were no such relationships with the Thrift at December 31, 2007. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. A summary of activity and amounts outstanding are as follows:

(In thousands)
Balance at Beginning of Year	$17,509
New loans	21,087
Repayments	(8,768)
Change in related parties	—

Balance at End of Year	$29,828

Deposits: Deposits held from related parties were $7,206,701 and $2,667,125 at December 31, 2007 and 2006, respectively.

Construction contracts: During 2006, the Bank used as a construction contractor, a company owned by one of the directors of the Company. Amounts paid to this construction contractor in 2006 amounted to $191,158, which represented the fair market price for the services provided.

Purchases: The Bank and the Thrift purchase telecommunication, internet, cable and advertising services from a local telecommunications company. One of the directors of the Company, Bank and the Thrift, serves as executive vice president and chief operations officer of this telecommunications company. Amounts paid to the telecommunication company in 2007 and 2006 amounted to $493,345 and $458,587, respectively, which represented the fair market price for the services provided.

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

Note 19 – Fair Value of Financial Instruments – Continued

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

Note 19 – Fair Value of Financial Instruments—Continued

The estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and short-term investments	$26,499	$26,499	$11,588	$11,588
Securities	80,510	80,510	74,725	74,725
Loans held for sale	6,503	6,503	733	733
Loans	797,714	797,957	623,383	621,415
Accrued interest receivable	9,797	9,797	8,157	8,157

Total Financial Assets	$921,023	$921,266	$718,586	$716,618

Financial Liabilities

Deposits	$807,597	$809,455	$651,134	$650,745
Short-term borrowings	21,048	21,048	4,738	4,738
Accrued interest payable	2,059	2,059	1,454	1,454
Long-term debt	63,536	63,455	31,236	31,365

Total Financial Liabilities	$894,240	$896,017	$688,562	$688,302

Unrecognized financial instruments

Commitments to extend credit	$97,007	$567	$107,671	$624
Standby letters of credit	5,025	29	10,723	62

Total Unrecognized Financial Instruments	$102,032	$596	$118,394	$686

Note 20 – Condensed Parent Information

Statements of Financial Condition

	December 31,
	2007	2006
	(In thousands)
Assets
Cash and due from banks	$38	$10,498
Investment in subsidiaries	82,926	61,576
Securities available for sale	186	186
Income taxes receivable	1,440	814
Other assets	49	56

Total Assets	$84,639	$73,130

Liabilities and Shareholders’ Equity
Note payable	$4,512	$—
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	6,186	6,186
Accrued interest payable	94	75
Other liabilities	184	106

Total Liabilities	10,976	6,367

Total Shareholders’ Equity	73,663	66,763

Total Liabilities and Shareholders’ Equity	$84,639	$73,130

Statements of Income

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Income
Other income	$19	$15	$11

Expenses
Interest	602	491	404
Other expenses	1,185	1,250	1,016

	1,787	1,741	1,420

Loss before income tax benefits and equity in undistributed earnings of subsidiaries	(1,768)	(1,726)	(1,409)
Income tax benefits	667	596	504

Loss before equity in undistributed earnings of subsidiaries	(1,101)	(1,130)	(905)

Equity in undistributed earnings of subsidiaries	6,671	7,134	6,027

Net Income	$5,570	$6,004	$5,122

Note 20 – Condensed Parent Information – Continued

Statements of Cash Flow

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Operating Activities
Net Income	$5,570	$6,004	$5,122
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of subsidiaries	(6,671)	(7,134)	(6,027)
Increase (decrease) in accrued interest payable	19	(4)	31
Compensation associated with issuance of options	—	48	19
Excess tax benefits from exercise of stock options	(617)	(88)	(254)
Other	76	(195)	302

Net Cash Used In Operating Activities	(1,623)	(1,369)	(807)

Investing Activities
Capital injection in subsidiaries	(13,850)	(5,750)	(3,500)
Other adjustments to equity capital	—	(156)	—

Net Cash Used In Investing Activities	(13,850)	(5,906)	(3,500)

Financing Activities
Net increase in notes payable	4,512	—	—
Issuance of common stock	1,068	—	—
Purchase of stock	(512)	—	—
Purchase of treasury stock	(672)	394	19,193
Excess tax benefits from exercise of stock options	617	88	254

Net Cash Provided By Financing Activities	5,013	482	19,447

Net Increase (Decrease) in Cash and Cash Equivalents	(10,460)	(6,793)	15,140
Cash & Cash Equivalents at Beginning of Year	10,498	17,291	2,151

Cash and Cash Equivalents at End of Year	$38	$10,498	$17,291

Cash paid during the year for interest	$583	$495	$374

Note 23 – Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters of each of the years ended December 31, 2007 and 2006 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2007:
Total interest income	$16,564	$17,966	$18,529	$19,068
Total interest expense	7,694	8,532	9,154	9,420
Provision for loan losses	636	947	677	2,466
Net interest income after provision for loan losses	8,234	8,487	8,698	7,182
Total noninterest income	1,372	1,260	1,499	1,387
Total noninterest expense	7,297	7,435	8,085	6,969
Income tax expense	750	811	705	497
Net income	$1,559	$1,501	$1,407	$1,103

Per Common Share:
Basic earnings	$0.30	$0.29	$0.27	$0.21

Diluted earnings	0.30	0.29	0.27	0.21
2006:
Total interest income	$11,063	$12,513	$14,124	$15,494
Total interest expense	4,075	5,087	6,188	7,144
Provision for loan losses	885	823	751	794
Net interest income after provision for loan losses	6,103	6,603	7,185	7,556
Total noninterest income	859	937	1,049	1,125
Total noninterest expense	4,586	5,326	6,355	6,294
Income tax expense	841	776	491	744
Net income	$1,535	$1,438	$1,388	$1,643

Per Common Share:
Basic earnings	$0.30	$0.28	$0.27	$0.32
Diluted earnings	0.29	0.27	0.26	0.31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this Report and have concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 27, 2008, we entered into an amended and restated salary continuation agreement with Tracy R. Newton, our president and chief executive officer, which, agreement, as amended and restated, is intended to bring Mr. Newton’s original salary continuation agreement into compliance with Section 409A of the Internal Revenue Code and, further, to provide Mr. Newton with certain additional benefits and incentives for his continued employment with the company and the bank. A copy of this agreement is attached to this report, as Exhibit 10.14. The agreement provides that, upon his projected normal retirement date (as defined in the agreement), Mr. Newton, for a prescribed number of years, will receive an annual benefit in the approximate amount of $279,000, which annual amount increases for inflation, at three percent (3%) per year, for each year beyond his projected normal retirement date, until the year in which his actual retirement occurs. The agreement also provides for payments to Mr. Newton upon his disability or death prior to his actual retirement, or upon his voluntary early termination or termination as a result of a change of control (as those terms are defined in the agreement). In the event of pre-retirement death, or death during payment of any benefit under the agreement, the designated benefits shall be paid to Mr. Newton’s beneficiary or, as the case may be, his estate.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Proxy Statement (the “2008 Proxy Statement”) relating to our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Party Transactions” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
		Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
		Notes to Consolidated Financial Statements
		Quarterly Results (Unaudited)

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The following exhibits are filed or incorporated by reference as part of this Report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Amended and Restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	1997 Directors’ Non-Qualified Stock Option Plan (included as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.2	1997 Employee Incentive Stock Incentive Plan (included as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit
10.3	Adoption Agreement for the Appalachian Bancshares, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4	Pentegra Services, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.3 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.5	Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997 and incorporated herein by reference).

10.6	Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.7	2003 Stock Option Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).*

10.8	Form of Stock Option Agreement (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

10.9	Form of Change in Control Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.10	Form of Salary Continuation Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.11	Form of Salary Continuation Agreement for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit
10.12	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).*

10.13	Appalachian Bancshares, Inc. 2007 Equity Incentive Plan (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, dated October 10, 2007, and incorporated herein by reference) *

10.14	Amended and Restated Salary Continuation Agreement dated March 27, 2008 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton.*

14	Code of Ethics for CEO and Senior Financial Officers (included as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (included a part of the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2008.

APPALACHIAN BANCSHARES, INC.

By:	/s/ Tracy R. Newton
Tracy R. Newton President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tracy R. Newton, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tracy R. Newton	Date: March 28, 2008
Tracy R. Newton, President, Chief Executive Officer and Director (principal executive officer)

/s/ Danny F. Dukes	Date: March 28, 2008
Danny F. Dukes, Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ Alan S. Dover	Date: March 28, 2008
Alan S. Dover, Director

/s/ Charles A. Edmondson	Date: March 28, 2008
Charles A. Edmondson, Director

/s/ Roger E. Futch	Date: March 28, 2008
Roger E. Futch, Director

/s/ Joseph C. Hensley	Date: March 28, 2008
Joseph C. Hensley, Director

/s/ Frank E. Jones	Date: March 28, 2008
Frank E. Jones, Director

/s/ J. Ronald Knight	Date: March 28, 2008
J. Ronald Knight, Chairman and Director

/s/ Kenneth D. Warren	Date: March 28, 2008
Kenneth D. Warren, Director

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):

Exhibit Number	Description of Exhibit
10.14	Amended and Restated Salary Continuation Agreement dated March 27, 2008 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton.

21	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.