Form 10-Q
period 2008-03-31
APPALACHIAN BANCSHARES INC
filed 2008-05-14
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,372,505 shares of common stock, $0.01 par value per share, outstanding as of May 10, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2008 (Unaudited) and December 31, 2007

(In thousands)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$15,334	$13,392
Interest-bearing deposits with other banks	191	310
Federal funds sold	22,370	12,797

Cash and Cash Equivalents	37,895	26,499

Securities available-for-sale	80,226	80,510

Loans, held for sale	6,406	6,503

Loans, net of unearned income	845,558	807,522
Allowance for loan losses	(10,254)	(9,808)

Net Loans	835,304	797,714

Premises and equipment, net	33,378	32,966
Accrued interest	10,201	9,797
Cash surrender value on life insurance	8,865	8,778
Intangibles, net	2,043	2,179
Other assets	5,730	6,254

Total Assets	$1,020,048	$971,200

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$54,831	$56,559
Interest-bearing deposits	791,292	751,038

Total Deposits	846,123	807,597

Short-term borrowings	24,710	21,048
Accrued interest	1,929	2,059
Federal Home Loan Bank Advances	62,250	57,350
Subordinated long-term capital notes	6,186	6,186
Other liabilities	2,895	3,297

Total Liabilities	944,093	897,537

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,372,505 issued at March 31, 2008, and 5,285,026 issued at December 31, 2007	54	53
Paid-in capital	44,770	43,998
Retained earnings	30,468	29,331
Accumulated other comprehensive income	663	281

Total Shareholders’ Equity	75,955	73,663

Total Liabilities and Shareholders’ Equity	$1,020,048	$971,200

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$17,659	$15,585
Interest on securities:
Taxable securities	779	691
Nontaxable securities	160	157
Interest on deposits with other banks	2	46
Interest on federal funds sold	43	85

Total Interest Income	18,643	16,564

Interest Expense
Interest on deposits	8,116	7,211
Interest on federal funds purchased and securities sold under agreements to repurchase	124	28
Interest on Federal Home Loan Bank advances	580	321
Interest on subordinated long-term capital notes	109	134

Total Interest Expense	8,929	7,694

Net Interest Income	9,714	8,870
Provision for loan losses	955	636

Net Interest Income After Provision for Loan Losses	8,759	8,234

Noninterest Income
Customer service fees	564	513
Mortgage origination commissions	446	561
Net gains on sales of securities	9	—
Other operating income	246	298

Total Noninterest Income	1,265	1,372

Noninterest Expenses
Salaries and employee benefits	4,991	4,415
Occupancy, furniture and equipment expense	1,082	854
Other operating expenses	2,289	2,028

Total Noninterest Expenses	8,362	7,297

Income before income taxes	1,662	2,309
Income tax expense	525	750

Net Income	$1,137	$1,559

Earnings per Common Share
Basic	$0.21	$0.30
Diluted	0.21	0.30

Cash Dividends Declared per Common Share	0.00	0.00

Weighted Average Shares Outstanding
Basic	5,348,966	5,214,768
Diluted	5,348,966	5,257,442

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007

Net Income	$1,137	$1,559

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain arising during the period	588	115
Reclassification adjustments for gains included in net income	(9)	—
Income tax related to items of other comprehensive income	(197)	(39)

Other comprehensive income	382	76

Comprehensive Income	$1,519	$1,635

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net Income	$1,137	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	531	320
Provision for loan losses	955	636
(Gain) loss on disposition of other real estate	150	(49)
Increase in cash surrender value on life insurance	(87)	(75)
Increase in accrued interest receivable	(404)	(397)
Increase (decrease) in accrued interest payable	(130)	78
Compensation associated with issuance of stock options	71	78
Excess tax benefits from exercise of options	—	(19)
Other, net	68	1,210

Net Cash Provided by Operating Activities	2,291	3,341

Investing Activities
Purchases, sales and maturities of securities available-for-sale, net	877	(1,270)
Net increase in loans	(38,768)	(40,990)
Capital expenditures, net	(821)	(1,525)
Proceeds from disposition of foreclosed real estate	27	47

Net Cash Used in Investing Activities	(38,685)	(43,738)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	6,721	53,279
Net increase in certificates of deposit	31,805	3,549
Net increase in short-term borrowings	3,662	447
Proceeds from long-term debt	20,000	10,000
Repayment of long-term debt	(15,100)	(250)
Proceeds from issuance of common stock	885	636
Purchase of stock	(183)	(672)
Excess tax benefits from exercise of options	—	19

Net Cash Provided By Financing Activities	47,790	67,008

Net Increase in Cash and Cash Equivalents	11,396	26,611

Cash and Cash Equivalents at Beginning of Period	26,499	11,588

Cash and Cash Equivalents at End of Period	$37,895	$38,199

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,059	$7,616
Income taxes	875	1,085

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc. (the “Company”) (a Georgia corporation) and its wholly owned subsidiaries: Appalachian Community Bank (the “Bank”) and Appalachian Community Bank, F.S.B. (the “Thrift”). The Bank and Thrift provide a full range of banking services to individual and corporate customers in North Georgia, Murphy, North Carolina, Ducktown, Tennessee and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank and the Thrift on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated statement of financial condition at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements for the year ended December 31, 2007, and footnotes thereto, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 28, 2008.

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Stock Based Compensation

The Company has granted options under three stock-based compensation plans. Shares available for future stock options grants to employees and directors under existing plans were 347,260 at March 31, 2008. The compensation cost that has been charged against income for the Plans was $71,234 and $78,474 for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $10,910 and $13,970 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, there were $-0- and $19,000 in excess tax benefits resulting from the exercise of stock options.

The following weighted-average assumptions were used for the indicated periods to determine the fair value of options granted. There were no options granted during the three month period ended March 31, 2008.

	Three Months Ended March 31,
	2008			2007

Dividend yield		N/A	%	0.00%
Expected volatility		N/A		17.59
Risk-free interest rate		N/A		4.54
Expected life of options (in years)		N/A		7.50 yrs
Weighted-average grant-date fair value	$	N/A		$6.64

The following table represents stock option activity for the three months ended March 31, 2008:

	For the Three Months Ended March 31, 2008		Weighted Average Remaining Contract Life
	Number of Shares	Weighted Average Exercise Price

Outstanding beginning of period	307,460	$16.33	6.86 years

Granted	—

Exercised	—

Forfeited	—

Expired	—

Outstanding end of period	307,460	16.33	6.61 years

Outstanding exercisable end of period	128,120	12.36	4.17 years

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Fair Value of Financial Instruments

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008 the FASB issued Staff Position No. FAS 157-2 which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this Staff Position, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value for which the provisions of SFAS 157 have not been applied include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Securities Available-for-Sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, management classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at 3/31/2008
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$80,226	$—	$80,226	$—

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at 3/31/2008
		(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets
Loans held for sale	$6,406	$—	$6,406	$—
Impaired loans	4,396	—	—	4,396
Foreclosed assets	1,806	—	—	1,806

Total	$12,608	$—	$6,406	$6,202

Note E – Recent Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company chose not to apply fair value measurements to any financial instruments in accordance with SFAS No. 159, and therefore, the adoption of this standard did not have a material effect on the financial position, results of operations or disclosures.

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. Since April 2007, we also serve as the holding company for Appalachian Community Bank, F.S.B., a federally-chartered thrift. Our primary market areas are Gilmer, Union, Fannin, Murray, Dawson, Lumpkin and Whitfield Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services, through the Bank and the Thrift, to individuals and small- to medium-sized businesses located within our market area, through thirteen full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville, McCaysville, Dahlonega and Dalton, Georgia, as well as Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, and also analyzes our financial condition as of March 31, 2008, as compared to December 31, 2007.

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

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our earnings. We have included in this section a detailed discussion of this process.

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

Properties and Continued Expansion

The executive offices for the Company, and the operations center for the Company, the Bank and the Thrift are located at 822 Industrial Boulevard, Ellijay, Georgia, between the business districts of Ellijay and East Ellijay. We own this property. In addition to this facility, we operate thirteen branch offices, of which six are owned and seven are subject to either building or ground leases. During 2007, we constructed two new branch offices, one in Dawsonville, Georgia and one in Chatsworth, Georgia. We began banking operations in these facilities in December 2007 and February 2008, respectively. In April 2008, we purchased land for $1.6 million in Dahlonega, Georgia. In addition, we own land in Murphy, North Carolina and Dawson County, Georgia which are near two of our current branch locations. Plans for the remainder of 2008 include the construction of permanent branch locations in these three locations to replace current leased facilities.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of GAAP in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2007, as filed in our Annual Report on Form 10-K.

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

Results of Operations

Income Statement Review

Three months ended March 31, 2008 and 2007

Overview

Our net income for the three months ended March 31, 2008 decreased to $1.1 million, compared to net income of $1.6 million for the same period in 2007, or a decrease of 27.1%. The decline in net income during the period was primarily attributable to the net result of increases in loan loss provision, decreases in mortgage origination commissions and losses on sales of other real estate, acquired by us through foreclosure (“ORE”) due to the continued adverse market conditions caused by this temporary economic cycle. Net income has also been affected by the decrease in our interest margin caused, in substantial part, by the Federal Reserve’s significant rate decreases.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2008, net interest income increased $844,000, or 9.5%, to $9.7 million, compared to $8.9 million for the same period in 2007. The increase in net income for the three months ended March 31, 2008 reflects the continued growth in loans as average loans increased to $826.9 million during the first quarter of 2008 from $653.7 million during the same period in 2007. Total revenue, net of interest expense, was $11.0 million for the three months ended March 31, 2008. This represented an increase of 7.2% over the same period in 2007. The revenue growth continues to be primarily the result of the growth in our loan portfolio. The annualized return on average assets for the quarter ended March 31, 2008 was 0.46% compared to 0.80% for the same period in 2007. The annualized return on average equity for the three month period ended March 31, 2008 was 6.10% versus 9.40% for the same period in 2007. The decline in return on average assets and return on average equity is predominately due to a declining net interest margin. In the first quarter of 2008 the Prime rate dropped a total of 200 basis points, and 300 basis points from March 31, 2007. These decreases lowered the yield on earning assets more rapidly than it lowered the cost of funds. The interest rate margin compression continues to be a banking industry concern. However, we continue to maintain net interest margin levels that are above average based on our peers, which are driven by our balance sheet mix and operating markets. Also, as our current temporary branch locations are converted to permanent banking facilities in our expansion markets, deposit growth in these markets will allow us to replace alternative funding sources with core deposits. This year we plan to convert three of our temporary branch locations to permanent banking facilities.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for interest-bearing funds used to support those earning assets. The taxable equivalent net interest margin was 4.29% for the quarter ended March 31, 2008 compared to 4.90% for the same period in 2007. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.02% in the first three months of 2008 compared to 4.42% during the same period for 2007.

The continued strong demand for loans also provides us with the opportunity to develop business as the communities we serve continue to grow. Our market expansions, which we began in 2006, have generated significant growth in loans and deposits. In March 2008, our Thrift and each of our branches in our expansion markets, combined, became profitable, on a monthly basis, for the first time since we began our expansion efforts.

The following table shows, for the three months ended March 31, 2008 and 2007, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the three months ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yields/ Rates (4)	Average Balance	Income/ Expense	Yields/ Rates (4)

	(Dollars in thousands)
Earning assets:
Loans held for sale	$4,634	$61	5.34%	$2,512	$37	5.97%
Loans, net of unearned income (1) (2)	826,873	17,604	8.63	653,692	15,556	9.65
Investment securities(3) (2)	80,446	1,025	5.17	75,423	932	5.01
Interest-bearing deposits	427	2	1.90	3,612	46	5.16
Federal funds sold	5,965	43	2.92	6,198	85	5.56

Total interest- earning assets	$918,345	18,735	8.27	$741,437	16,656	9.11

Interest-bearing liabilities:
Demand deposits	$55,875	257	1.87	$73,305	433	2.40
Savings deposits	213,277	1,726	3.28	142,264	1,466	4.18
Time deposits	502,802	6,133	4.95	407,154	5,312	5.29

Total deposits	771,954	8,116	4.26	622,723	7,211	4.70

Other short-term borrowings	12,572	124	4.00	5,720	28	1.99
Long-term debt	68,038	689	4.11	37,169	455	4.96

Total interest-bearing liabilities	$852,564	8,929	4.25	$665,612	7,694	4.69

Net interest income/net interest spread		9,806	4.02%		8,962	4.42%

Net yield on earning assets			4.29%			4.90%

Taxable equivalent adjustment:
Loans		6			8
Investment securities		86			84

Total taxable equivalent adjustment		92			92

Net interest income		$9,714			$8,870

(1)	Average loans exclude nonaccrual loans of $3.9 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. All loans and deposits are domestic.

(2)	Taxable equivalent.

(3)	Average securities exclude unrealized gains of $953,000 and unrealized losses of $418,000 for the three months ended March 31, 2008 and 2007, respectively.

(4)	Annualized

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $955,000 and $636,000 for the three months ended March 31, 2008 and 2007, respectively. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the three months ended March 31, 2008 was $1.3 million, compared to $1.4 million for the same period in 2007, a decrease of 7.8%. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental fees and ATM fees. Customer service fees, the largest component of noninterest income, increased $51,000, or 9.9%, to $564,000 for the first three months of 2008, from $513,000 during the same period of 2007. The increase in customer service fees is primarily related to the deposit account growth in new markets. Additionally, our continuing efforts to increase the amount of deposit account charges, including non-sufficient funds (NSF) charges and returned check charges, have had a positive effect on noninterest income. NSF fee income increased by $87,000 for the three months ended March 31, 2008, as compared to the same period in 2007. These higher NSF fees were offset by lower collections of check cashing and other service fees. Gains on the sale of securities were $9,000 for the period ending March 31, 2008, compared to no such gains during the same period of 2007. For the three months ended March 31, 2008, mortgage origination commissions decreased by $115,000 compared to the same period in 2007. The decrease in mortgage origination commissions relates primarily to the decline in the mortgage activity in the first quarter of 2008, compared to the same period in 2007. Other operating income decreased by $52,000 for the first three months of 2008, as compared to the same period in 2007. A large part of this decrease is due to sales of ORE, in the first quarter of 2007, which generated a net gain of approximately $49,000. In the first quarter of 2008, our ORE sales generated net losses of approximately $150,000, which are included in our other operating expenses. Additionally, on March 1, 2007, we discontinued providing check processing services for another unrelated banking facility in our area, which decreased our noninterest income approximately $23,000 for the first quarter 2008 over the same period in 2007.

Noninterest Expenses

Noninterest expenses totaled $8.4 million for the first three months in 2008, up from $7.3 million, or 14.6% for the same period in 2007. Salaries and employee benefits increased $576,000 or 13.1%, to $5.0 million for the first three months of 2008 over the same period in 2007. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued market growth and our expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since March 31, 2007, we have added 24 full-time equivalent employees.

Occupancy, furniture and equipment expenses totaled $1.1 million for the first three months in 2008, compared to $854,000 for the same period in 2007. The 26.7% increase is primarily due to our expansion efforts. As of March 31, 2008, our occupancy, furniture and equipment expenses included the first full quarter of depreciation expense on the new Dawsonville facility, as well as two months depreciation on the new Chatsworth facility, which opened in February 2008. In 2007, we operated out of less-expensive, but less-effective leased, facilities.

Other operating expenses increased $261,000, to $2.3 million, for the three months ended March 31, 2008, compared to $2.0 million for the same period in 2007. This increase is primarily the result of increased losses on sales of ORE, increases in state regulatory examination fees, FDIC deposit-insurance costs, amortization costs, and data processing costs. We had losses on sales of ORE of approximately $150,000 during first quarter of 2008, compared to a net gain reported in noninterest income in the same period of 2007. Our FDIC deposit-insurance and state regulatory examination costs increased $139,000, over the same period in 2007, due primarily to the increase in our deposit-insurance premiums during 2007, from the FDIC’s deposit-insurance assessments, which were not reflected in the first quarter of 2007, as well as the increase relating to our growth in deposits over the same period in 2007. Amortization expense increased by $106,000 primarily due to a non-compete agreement entered into in October 2007 with a former employee which ended in March 2008. Increased data processing expenses, as well as various other expense increases, were required to support our market growth and new branches. These costs were offset in part with a $71,000 decrease in promotional and advertising expense, as well as various other expense decreases resulting from management’s efforts to keep other costs at a minimum without sacrificing service to our customers.

Income Taxes

The provision for income taxes for the three months ended March 31, 2008 was $525,000, a decrease of $225,000, compared to the same period in 2007. The decrease in the provision is due to the decrease in net income for the first quarter of 2008, as compared to the same period in 2007. The effective tax rates were 31.6% and 32.5% for the three months ended March 31, 2008 and 2007, respectively.

Balance Sheet Review

General

At March 31, 2008, we had total assets of $1,020 million, an increase of $48.8 million, or 5.0%, from $971.2 million, at December 31, 2007. Cash and cash equivalents increased $11.4 million, or 30.1% from December 31, 2007, to $37.9 million at March 31, 2008. Our total loans increased $38.0 million or 4.7%, from December 31, 2007, to $845.6 million at March 31, 2008. Securities available-for-sale decreased from $80.5 million at December 31, 2007, to $80.2 million at March 31, 2008, or 0.35%. Net premises and equipment increased $412,000, or 1.3% since December 31, 2007 to $33.4 million at March 31, 2008.

Our liabilities at March 31, 2008 totaled $944.1 million, which was an increase of 5.2% over total liabilities at December 31, 2007. Total deposits were $846.1 million at March 31, 2008, which was a 4.8% increase over the December 31, 2007 balance of $807.6 million. Federal Home Loan Bank advances increased $4.9 million or 8.5% over the $57.4 million balance at December 31, 2007. Short-term borrowings increased $3.7 million or 17.4% over the balance at December 31, 2007.

Shareholder’s equity at March 31, 2008 totaled $76.0 million, which was a 3.1% increase over the December 31, 2007 balance of $73.7 million.

Federal Funds Sold

Federal funds sold at March 31, 2008 and December 31, 2007 were $22.4 million and $12.8 million, respectively, an increase of $9.6 million. The increase in federal funds resulted from the timing of funding loan demand. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $80.4 million during the first three months of 2008 and totaled $80.2 million at March 31, 2008. Total investment securities averaged $75.4 million during the first three months of 2007 and totaled $80.5 million at December 31, 2007. At March 31, 2008, our total investment securities portfolio had an unrealized net gain of $1.0 million.

Loan Portfolio

Loans make up the largest component of our earning assets. At March 31, 2008, our total loans were $845.6 million, compared to $807.5 million as of December 31, 2007, an increase of 4.7%. As of March 31, 2008, average loans represented 90.0% of average earning assets compared to 88.2% at March 31, 2007. Average loans increased to $826.9 million (excluding nonaccrual loans of $3.9 million) with a yield of 8.6% in the first three months of 2008, from $653.7 million (excluding nonaccrual loans of $2.4 million) with a yield of 9.7%, during the same period of 2007. The decrease in the yield on loans is primarily due to significant rate decreases initiated by the Federal Reserve during the first quarter of 2008. The prime rate averaged 6.21% for the three months ended March 31, 2008 versus 8.25% for the same period in 2007. We continue to see a demand for loans, although at a slower than normal rate. Acquisition, development and construction loans increased 5.2% during the period from December 31, 2007 to March 31, 2008, however, this loan category increased 9.8% during the same period in 2007. Consistent with much of the country, the residential real estate market in North Georgia has slowed considerably, and it is estimated that there is between a 36 and 40 month supply of housing on the market. While this is not conducive to the support of our prior growth levels, it is a temporary economic cycle. Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity and credit quality.

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

Periodically, we adjust the amount of the allowance based on qualitative and quantitative risk factors including changes in general economic conditions, changes in the interest-rate environment, changes in loan concentrations in various areas of our banking activities, changes in identified troubled credits, and economic changes in our market area. We charge recognized losses to the allowance and add recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

At March 31, 2008, our allowance for loan losses was $10.3 million, or 1.21% of total outstanding loans, compared to an allowance for loan losses of $9.8 million, or 1.21% of total outstanding loans, at December 31, 2007. We believe that our current allowance for loan losses adequately reflects the risk associated with our loan portfolio.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(In thousands, except ratios)

Allowance for loan losses, at beginning of period	$9,808	$7,670
Loans charged off:
Commercial, financial, and agricultural	29	15
Real estate – construction	311	2
Real estate – other	52	71
Consumer	166	138

Total loans charged off	558	226

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	1	3
Real estate – construction	—	—
Real estate – other	—	16
Consumer	48	45

Total recoveries on loans previously charged off	49	64

Net loans charged off	509	162

Provision for loan losses	955	636

Allowance for loan losses, at end of period	$10,254	$8,144

Loans, net of unearned income, at end of period	$845,558	$670,998

Average loans, net of unearned income, outstanding for the period	$830,769	$653,692

Ratios:
Allowance at end of period to loans, net of unearned income	1.21%	1.21%
Allowance at end of period to average loans, net of unearned income	1.23	1.24
Net charge-offs to average loans, net of unearned income	0.06	0.02
Net charge-offs to allowance at end of period	4.96	1.99
Recoveries to prior year charge-offs	2.68	3.50

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual or restructured and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Total loans which the Company considered to be impaired at March 31, 2008 and December 31, 2007 were $7.2 million and $8.2 million, respectively. Of these loans, $3.8 million and $4.3 million were on nonaccrual status at March 31, 2008 and December 31, 2007, respectively. Allowances on the impaired loans at March 31, 2008 and December 31, 2007 were $2.8 million and $2.0 million, respectively. Impaired loans consisted primarily of real estate – construction, real estate – mortgage and commercial loans as of March 31, 2008 and December 31, 2007.

The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, and other real estate) increased from 212.57%, at December 31, 2007, to 243.56%, at March 31, 2008. Total nonperforming assets at March 31, 2008 were $6.0 million, which consisted of: $3.6 million in loans secured by real estate; $492,000 in commercial, financial and agricultural loans; $140,000 in consumer and other loans; $1.7 million of foreclosed real estate; and $89,000 of other repossessed property. Total nonperforming assets at December 31, 2007 were approximately $6.2 million. The ratio of total nonperforming assets to total assets decreased from 0.64%, at December 31, 2007, to 0.59%, at March 31, 2008, and the ratio of nonperforming loans to total loans decreased from 0.57%, at December 31, 2007, to 0.50%, at March 31, 2008.

The following table shows our nonperforming assets as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(In thousands)

Nonaccruing loans	$4,102	$4,250
Loans past due 90 days or more and still accruing interest	108	364
Restructured loans	—	—

Total nonperforming loans	4,210	4,614
Other real estate	1,717	1,504
Other repossessed property	89	70

Total nonperforming assets	$6,016	$6,188

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $412,000 during the three month period from December 31, 2007 to March 31, 2008. The majority of this increase was due to construction work to complete the new Chatsworth branch location, which was completed in February 2008 and replaced a temporary facility. Other costs included building plans, surveys, and land improvements in connection with the upcoming construction of permanent branch buildings on Georgia Highway 400 in Dawson County, Georgia, Dahlonega, Georgia, and Murphy, North Carolina to replace current leased facilities in those locations.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 4.8%, from $807.6 million at December 31, 2007, to $846.1 million, at March 31, 2008. Noninterest-bearing deposits decreased $1.7 million, or 3.1%, from year-end 2007 to $54.8 million at March 31, 2008, and interest-bearing deposits increased $40.3 million, or 5.4%, during the same period, to $791.3 million. Alternative funding sources such as Federal Home Loan Bank advances, national CDs and brokered deposits were used to supplement funding sources. At March 31, 2008, brokered deposits were $146.2 million and Federal Home Loan Bank advances were $34.8 million. These alternative funding sources are necessary to fund our growth in loans at reasonable spreads and are a secondary source of deposits utilized to fund loan growth. The cost of these alternative funding sources can be less expensive than our local deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)

Federal funds purchased	$14,000	$10,000
Securities sold under agreements to repurchase	5,998	6,536
Short-term notes payable	4,712	4,512

	$24,710	$21,048

At March 31, 2008, we had $53.0 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at March 31, 2008 and at December 31, 2007. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

We have a short-term line of credit for $10.0 million, with a third party financial institution. The balances on this note payable were $4.7 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively. These funds were used to inject additional capital into Appalachian Community Bank, which, due to our loan growth, was necessary in order to maintain our “well-capitalized” status under the regulatory capital guidelines. These funds were also used to repurchase 16,000 and 35,000 shares of our common stock during 2007 and 2008, respectively. These shares, upon repurchase, became authorized but unissued shares of our common stock.

Shareholders’ Equity

Total shareholders’ equity was $76.0 million at March 31, 2008, an increase of $2.3 million from $73.7 million at December 31, 2007. This increase included net earnings of $1.1 million for the three months ended March 31, 2008. In addition, we issued 103,479 shares of stock to our 401(k) Plan during the first quarter of 2008 for proceeds of $885,000; had a $382,000 increase in the accumulated other comprehensive income on our available-for-sale securities; and had an increase related to stock-based compensation expense of $71,000. These increases were reduced by the repurchase of 16,000 shares of our common stock for $183,000 through our stock buy-back program.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $627.0 million, or 74.2%, of the total loan portfolio at March 31, 2008, and investment securities that mature in one year or less equaled approximately $9.3 million or 11.6% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At March 31, 2008, we had $22.4 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2008, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $53.0 million. At March 31, 2008, the outstanding balance of federal funds purchased was $14.0 million.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $141.0 million as of March 31, 2008. This line is subject to collateral availability. At March 31, 2008, the outstanding balance of the line of credit was $62.3 million, none of which is accounted for as a short-term line of credit.

In addition, we have a short-term line of credit with a third party financial institution in the amount of $10.0 million. Funds available from this line of credit at March 31, 2008 were $5.3 million.

Capital Resources

The Company, Bank and Thrift are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company, Bank and Thrift and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework from prompt corrective action, the Company, Bank and Thrift must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank and the Thrift to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008, that the Company, the Bank and the Thrift met all capital adequacy requirements to which they are subject and, as set forth in the table below, are well capitalized under the regulatory framework for capital adequacy.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008:
Total Risk-based Capital
Consolidated	$89,489	10.38%	$68,984	8.00%	$86,230	10.00%
Appalachian Community Bank	83,697	10.20	65,649	8.00	82,061	10.00
Appalachian Community Bank, F.S.B.	8,621	22.36	3,855	8.00	4,819	10.00
Tier 1 Risk-based Capital
Consolidated	79,235	9.19	34,492	4.00	51,738	6.00
Appalachian Community Bank	74,016	9.02	32,824	4.00	49,236	6.00
Appalachian Community Bank, F.S.B.	8,048	21.11	1,928	4.00	2,891	6.00
Tier 1 Leverage
Consolidated	79,235	8.05	39,363	4.00	N/A	N/A
Appalachian Community Bank	74,016	7.80	37,966	4.00	47,458	5.00
Appalachian Community Bank, F.S.B.	8,048	16.73	1,924	4.00	2,405	5.00

Contractual Obligations

As of the date of this report, there were no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

A summary of our commitments as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)

Loan commitments	$95,626	$97,007
Standby letters of credit	4,337	5,025

	$99,963	$102,032

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points
For the Twelve Months After December 31, 2007
Projected change in:
Interest income	(14.88)%	13.26%
Interest expense	(29.48)	28.73
Net interest income	1.09	(3.68)

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the number and prices paid for repurchased shares.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
1/1/08 to 1/31/08	-0-	$.00	-0-	$1,987,600
2/1/08 to 2/29/08	16,000	11.44	16,000	1,804,560
3/1/08 to 3/31/08	-0-	0.00	-0-	—

Total	16,000	$11.44	16,000	$—

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period. This program expired on February 27, 2008.

Item 5.	Other Information.

As previously reported by the Company, the Company and the Bank have existing change in control agreements with Tracy Newton and Keith Hales. On May 12, 2008, the Company and the Bank entered into an amended and restated change in control agreement (the “Amended and Restated Agreement”) with each of Mr. Newton and Mr. Hales, effective May 1, 2008. Mr. Newton and Mr. Hales’ Amended and Restated Agreements are included as Exhibit 10.1 and 10.2, respectively, and incorporated herein by reference.

Under the Amended and Restated Agreements, a “Change in Control” (as defined in the Amended and Restated Agreement) is deemed to occur if (i) any person acquires 25% or more of the outstanding securities of the Company or the Bank, (ii) any person acquires the ability to elect the majority of the directors of the Company or the Bank, (iii) any person acquires the ability to exercise a controlling influence over the management policies of the Company or the Bank, (iv) during any two consecutive years, the “Continuing Directors” (as defined in the Amended and Restated Agreement) cease to constitute two-thirds of the board of directors of the Company or the Bank, (v) the consummation of a merger or statutory share exchange of the Company or the Bank, or (vi) the shareholders approve either a plan of liquidation of the Company or the Bank, or an agreement for the sale of substantially all the Company’s assets.

Pursuant to the Amended and Restated Agreement with Mr. Newton, upon the termination of employment, within 12 months following a Change in Control, or within six months prior to a Change in Control, either by the Company “Without Cause” (as defined in the Amended and Restated Agreement) or by the executive for “Good Reason” (as defined in the Amended and Restated Agreement), Mr. Newton would be entitled to receive the “Severance Payments” (as defined in the Amended and Restated Agreement), which include (i) the higher of 2.99 times Executive’s annual base salary in effect immediately prior to the occurrence of the event or circumstance upon which the “Notice of Termination” is based, or 2.99 times the average of Executive’s annual base salary for the three (3) years immediately prior to the occurrence of the event or circumstance upon which the “Notice of Termination” is based, and the higher of two (2) times the amount paid to Executive as an annual discretionary bonus in the year preceding the year in which the “Date of Termination” occurs, or two (2) times the average annual discretionary bonus paid to Executive in the three (3) years preceding that in which the “Date of Termination” occurs; (ii) a lump-sum payment of any bonus earned but not paid for the fiscal year prior to the termination and a pro rata portion of an annual discretionary bonus for the fiscal year in which the termination occurs; (iii) the right to elect that the Company repurchase all his “Options” (as defined in the Amended and Restated Agreement); and, (iv) for a period of 18 months, the provision by the Company of life, disability, accident and health insurance benefits.

Pursuant to the Amended and Restated Agreement with Mr. Hales, upon the termination of employment, within 12 months following a Change in Control, or within six months prior to a Change in Control, either by the Company “Without Cause” (as defined in the Amended and Restated Agreement) or by the executive for “Good Reason” (as defined in the Amended and Restated Agreement), Mr. Hales would be entitled to receive the “Severance Payments” (as defined in the Amended and Restated Agreement), which include (i) the higher of 2 times Executive’s annual base salary in effect immediately prior to the occurrence of the event or circumstance upon which the “Notice of Termination” is based, or 2 times the average of Executive’s annual base salary for the three (3) years immediately prior to the occurrence of the event or circumstance upon which the “Notice of Termination” is based, and the higher of one (1) times the amount paid to Executive as an annual discretionary bonus in the year preceding the year in which the “Date of Termination” occurs, or one (1) times the average annual discretionary bonus paid to Executive in the three (3) years preceding that in which the “Date of Termination” occurs; (ii) a lump-sum payment of any bonus earned but not paid for the fiscal year prior to the termination and a pro rata portion of an annual discretionary bonus for the fiscal year in which the termination occurs; (iii) the right to elect that the Company repurchase all his “Options” (as defined in the Amended and Restated Agreement); and, (iv) for a period of 12 months, the provision by the Company of life, disability, accident and health insurance benefits.

Item 6.	Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Amended and Restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

10.1	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton.*

10.2	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and J. Keith Hales.*

10.3	Form of Salary Continuation Agreement (as amended and restated) for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated:	May 14, 2008	/s/ Tracy R. Newton
Tracy R. Newton
President and Chief Executive Officer

Dated:	May 14, 2008	/s/ Danny F. Dukes
Danny F. Dukes
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton.*

10.2	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and J. Keith Hales.*

10.3	Form of Salary Continuation Agreement (as amended and restated) for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.