Form 10-Q
period 2008-06-30
APPALACHIAN BANCSHARES INC
filed 2008-08-13
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,372,505 shares of common stock, $0.01 par value per share, outstanding as of August 10, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
Assets
Cash and due from banks	$22,076	$13,392
Interest-bearing deposits with other banks	5,896	310
Federal funds sold	23,787	12,797

Cash and Cash Equivalents	51,759	26,499

Securities available-for-sale	80,718	80,510

Loans, held for sale	3,967	6,503

Loans, net of unearned income	869,595	807,522
Allowance for loan losses	(10,644)	(9,808)

Net Loans	858,951	797,714

Premises and equipment, net	35,311	32,966
Accrued interest	9,210	9,797
Cash surrender value on life insurance	8,967	8,778
Intangibles, net	2,013	2,179
Other assets	8,984	6,254

Total Assets	$1,059,880	$971,200

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$53,095	$56,559
Interest-bearing deposits	849,958	751,038

Total Deposits	903,053	807,597

Short-term borrowings	11,803	21,048
Accrued interest	1,871	2,059
Federal Home Loan Bank Advances	57,150	57,350
Subordinated long-term capital notes	6,186	6,186
Other liabilities	3,884	3,297

Total Liabilities	983,947	897,537

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,372,505 issued at June 30, 2008, and 5,285,026 issued at December 31, 2007	54	53
Paid-in capital	44,841	43,998
Retained earnings	31,169	29,331
Accumulated other comprehensive (loss) income	(131)	281

Total Shareholders’ Equity	75,933	73,663

Total Liabilities and Shareholders’ Equity	$1,059,880	$971,200

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except shares and per share data)
Interest Income
Interest and fees on loans	$16,379	$17,021	$34,038	$32,606
Interest on securities:
Taxable securities	802	706	1,581	1,397
Nontaxable securities	158	153	318	310
Interest on deposits with other banks	6	18	8	64
Interest on federal funds sold	55	68	98	153

Total Interest Income	17,400	17,966	36,043	34,530

Interest Expense
Interest on deposits	7,142	7,895	15,258	15,106
Interest on short-term borrowings	121	84	245	112
Interest on Federal Home Loan Bank Advances	504	419	1,084	740
Interest on subordinated long-term capital notes	97	134	206	268

Total Interest Expense	7,864	8,532	16,793	16,226

Net Interest Income	9,536	9,434	19,250	18,304
Provision for loan losses	1,496	947	2,451	1,583

Net Interest Income After Provision for Loan Losses	8,040	8,487	16,799	16,721

Noninterest Income
Customer service fees	660	548	1,224	1,061
Mortgage origination commissions	418	432	864	993
Net gains on sales of securities	—	—	9	—
Other operating income	264	280	510	578

Total Noninterest Income	1,342	1,260	2,607	2,632

Noninterest Expenses
Salaries and employee benefits	5,044	4,523	10,035	8,938
Occupancy, furniture and equipment expense	1,020	909	2,102	1,763
Other operating expenses	2,362	2,003	4,651	4,031

Total Noninterest Expenses	8,426	7,435	16,788	14,732

Income before income taxes	956	2,312	2,618	4,621
Income tax expense	255	811	780	1,561

Net Income	$701	$1,501	$1,838	$3,060

Earnings per Common Share
Basic	$0.13	$0.29	$0.34	$0.58
Diluted	0.13	0.29	0.34	0.58

Cash Dividends Declared per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	5,372,505	5,255,507	5,360,747	5,235,250
Diluted	5,372,505	5,256,001	5,360,747	5,256,717

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Income	$701	$1,501	$1,838	$3,060

Other comprehensive income (loss), net of tax benefits:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(1,203)	(585)	(624)	(466)
Income tax related to items of other comprehensive loss	409	199	212	156

Other comprehensive loss	(794)	(386)	(412)	(310)

Comprehensive Income (Loss)	$(93)	$1,115	$1,426	$2,750

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Operating Activities
Net Income	$1,838	$3,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion, net	1,489	671
Provision for loan losses	2,451	1,583
Loss on disposition of other real estate	392	5
Increase in cash surrender value on life insurance	(189)	(166)
(Increase) decrease in accrued interest receivable	587	(600)
Increase (decrease) in accrued interest payable	(188)	387
Compensation associated with issuance of stock options	142	172
Excess tax benefits from exercise of options	—	(577)
Other, net	3,180	(5,289)

Net Cash Provided by (Used in) Operating Activities	9,702	(754)

Investing Activities
Purchase of securities available-for-sale, net	(1,316)	(2,675)
Net increase in loans	(67,034)	(94,020)
Capital expenditures, net	(3,185)	(5,773)
Proceeds from disposition of other real estate	381	46

Net Cash Used in Investing Activities	(71,154)	(102,422)

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(19,772)	64,154
Net increase in certificates of deposit	115,227	30,884
Net increase (decrease) in short-term borrowings	(9,245)	1,227
Proceeds from long-term debt	20,000	15,000
Repayment of long-term debt	(20,200)	(450)
Proceeds from issuance of common stock	885	986
Purchase of stock	(183)	(672)
Excess tax benefits from exercise of options	—	577

Net Cash Provided By Financing Activities	86,712	111,706

Net Increase in Cash and Cash Equivalents	25,260	8,530

Cash and Cash Equivalents at Beginning of Period	26,499	11,588

Cash and Cash Equivalents at End of Period	$51,759	$20,118

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$16,981	$15,839
Taxes	950	1,895

See notes to consolidated financial statements

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc., a Georgia corporation (the “Company”), and its wholly owned subsidiaries: Appalachian Community Bank (the “Bank”) and Appalachian Community Bank, F.S.B. (the “Thrift”). The Bank and Thrift provide a full range of banking services to individual and corporate customers in North Georgia; Murphy, North Carolina; Ducktown, Tennessee; and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank and the Thrift on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated statement of financial condition at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements for the year ended December 31, 2007, and footnotes thereto, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2008.

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Stock Based Compensation

The Company has granted options under three stock-based compensation plans. Shares available for future stock option grants to employees and directors under existing plans were 348,760 at June 30, 2008. The compensation cost charged against income for the Plans was $142,000 and $172,000 for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statements of income for the share-based compensation arrangements was $22,000 and $32,000 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the excess tax benefits resulting from the exercise of stock options was $0 and $577,000, respectively.

The following weighted-average assumptions were used for the indicated periods to determine the fair value of options granted. There were no options granted during the six month period ended June 30, 2008.

	Six Months Ended June 30,
	2008			2007
Dividend yield		N/A	%	0.00%
Expected volatility		N/A		20.67
Risk-free interest rate		N/A		5.01
Expected life of options (in years)		N/A		7.50 Yrs
Weighted-average grant-date fair value	$	N/A		$6.82

The following table represents stock option activity for the six months ended June 30, 2008:

	For the Six Months Ended June 30, 2008		Weighted Average Remaining Contract Life
	Number of Shares	Weighted Average Exercise Price

Outstanding beginning of period	307,460	$16.33	6.86 years

Granted	—

Exercised	—

Forfeited	(1,500)

Expired	—

Outstanding end of period	305,960	16.32	6.30 years

Outstanding and exercisable end of period	166,180	14.01	4.78 years

Note D – Fair Value of Financial Instruments

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements. FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Fair Value of Financial Instruments – Continued

The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008 the FASB issued Staff Position No. FAS 157-2 which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this staff position, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value, for which the provisions of SFAS 157 have not been applied, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

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

(Unaudited)

Note D – Fair Value of Financial Instruments – Continued

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, management classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$80,718	$—	$80,718	$—

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Fair Value of Financial Instruments – Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2008
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Loans held for sale	$3,967	$—	$3,967	$—
Impaired loans	10,881	—	—	10,881
Foreclosed assets	3,960	—	—	3,960

Total	$18,808	$—	$3,967	$14,841

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

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. Since April 2007, we also serve as the holding company for Appalachian Community Bank, F.S.B., a federally-chartered thrift. Our primary market areas are Gilmer, Union, Fannin, Murray, Dawson, Lumpkin and Whitfield Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services, through the Bank and the Thrift, to individuals and small- to medium-sized businesses located within our market areas, through thirteen full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville, McCaysville, Dahlonega and Dalton, Georgia, as well as Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, and also analyzes our financial condition as of June 30, 2008, as compared to December 31, 2007.

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

Results of Operations

Income Statement Review

Three and six months ended June 30, 2008 and 2007

Overview

Our net income for the six months ended June 30, 2008 was $1.8 million, compared to net income of $3.1 million for the same period in 2007, a decrease of 39.9%. Our net income for the three months ended June 30, 2008 was $701,000, compared to net income of $1.5 million for the same period in 2007, a decrease of 53.3%. Basic and diluted earnings per share were $0.34 for the six months ended June 30, 2008 and $0.13 for the quarter ended June 30, 2008, compared to $0.58 for the six months ended June 30, 2007 and $0.29 for the quarter ended June 30, 2007. Return on average assets was 0.37% for the six months ended June 30, 2008 and 0.28% for the quarter ended June 30, 2008, compared to 0.75% for the six months ended June 30, 2007 and 0.71% for the quarter ended June 30, 2007. Return on average equity was 4.89% for the six months ended June 30, 2008 and 3.70% for the quarter ended June 30, 2008, compared to 9.04% for the six months ended June 30, 2007 and 8.68% for the quarter ended June 30, 2007. Our net interest margin was 4.18% and 4.07% for the six months and quarter ended June 30, 2008, compared to 4.86% and 4.83% for the six months and quarter ended June 30, 2007. Our decrease in net income for the six months and the quarter ended June 30, 2008 was primarily due to our provision for loan losses, losses on sales of other real estate (“ORE”), as well as increased other operating expenses necessary to support our company’s growth.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2008, net interest income increased $946,000, or 5.2%, to $19.3 million, compared to $18.3 million for the same period in 2007. For the three months ended June 30, 2008, net interest income increased 1.1% to $9.5 million, from $9.4 million during the comparable period in 2007. The increase in net interest income for the six months ended June 30, 2008 reflects the continued growth in loans as average net loans increased to $840.7 million during the first half of 2008 from $679.7 million during the same period in 2007. Total revenue, net of interest expense, was $21.9 million and $10.9 million for the six months and three months ended June 30, 2008, respectively. This represented an increase of 4.4% and 1.7% over the same periods in 2007. The revenue growth continues to be primarily the result of the growth in our loan portfolio.

The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets. The taxable equivalent net interest margin was 4.18% for the six month period ended June 30, 2008 compared to 4.86% for the same period in 2007. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.90% for the first six months of 2008 compared to 4.39% during the same period for 2007. Since December 31, 2007, the Prime rate has dropped a total of 2.25%. Prime has dropped 3.25% since June 30, 2007. These decreases lowered the yield on earning assets more rapidly than it lowered the cost of funds. The interest rate margin compression continues to be a banking industry concern. However, we continue to maintain net interest margin levels, which are driven by our balance sheet mix and operating markets that are above average based on our peers. Also, as our current temporary branch locations are converted to permanent banking facilities in our expansion markets, deposit growth in these markets will allow us to replace alternative funding sources with core deposits. During the first half of 2008 we began construction to replace two of our current temporary locations and plan to begin the conversion of another temporary branch location to a permanent facility in the last half of 2008.

The following table shows, for the six months ended June 30, 2008 and 2007, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average Balance	Income/ Expense	Yields/ Rates (4)	Average Balance	Income/ Expense	Yields/ Rates (4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1)	$840,737	$33,936	8.10%	$679,664	$32,546	9.66%
Mortgage loans held for sale	4,332	114	5.28	2,573	75	5.88
Investment securities (2) (3)	80,922	2,073	5.14	76,294	1,873	4.95
Interest-bearing deposits	723	8	2.22	2,454	64	5.26
Federal funds sold	8,378	98	2.35	5,403	153	5.71

Total interest-earning assets (3)	$935,092	36,229	7.77	$766,388	34,711	9.13

Interest-bearing liabilities:
Demand deposits	$58,802	544	1.86	$72,033	852	2.39
Savings deposits	203,362	2,795	2.76	160,828	3,440	4.31
Time deposits	526,950	11,919	4.54	409,375	10,814	5.33

Total deposits	789,114	15,258	3.88	642,236	15,106	4.74

Other short-term borrowings	15,273	245	3.22	7,569	112	2.98
Long-term debt	65,781	1,290	3.93	40,430	1,008	5.03

Total interest-bearing liabilities	$870,168	16,793	3.87	$690,235	16,226	4.74

Net interest income/net interest spread		19,436	3.90%		18,485	4.39%

Net yield on earning assets			4.18%			4.86%

Taxable equivalent adjustment:
Loans		12			15
Investment securities		174			166

Total taxable equivalent adjustment		186			181

Net interest income		$19,250			$18,304

(1)	Average loans exclude average nonaccrual loans of $4.2 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. All loans and deposits are domestic.

(2)	Taxable equivalent.

(3)	Average securities exclude average unrealized gains of $884,000 and unrealized losses of $390,000 for the six months ended June 30, 2008 and 2007, respectively.

(4)	Annualized.

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $2.5 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, the provision for loan losses was $1.5 million and $947,000, respectively. The increase in the provision for loan losses for the six and three month periods ended June 30, 2008 over the same periods in 2007 was due to increases in total loans, nonperforming loans, as well as increases in net charge-offs – primarily in real estate-construction loans. We continue to carefully monitor real estate-construction loans to identify any potential new loan losses, charge-offs related to all types of loans, and liquidation of foreclosed assets in a timely manner. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the six months ended June 30, 2008 was $2.6 million, consistent with the same period in 2007. Noninterest income increased $82,000 or 6.5%, for the three months ended June 30, 2008, as compared to the same period in 2007. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees, the largest component of noninterest income, increased $163,000, or 15.4%, to $1.2 million for the first six months of 2008 from $1.1 million during the same period of 2007. For the three months ended June 30, 2008, customer service fees increased $112,000 or 20.4%, as compared to the same period in 2007. The increase in customer service fees is primarily related to the deposit account growth in new markets. Additionally, our continuing efforts to increase the amount of deposit account charges, including non-sufficient funds (NSF) charges and returned check charges, have had a positive effect on noninterest income. Mortgage origination commissions decreased by $129,000 for the first six months of 2008, and decreased by $14,000 for the three months ended June 30, 2008, as compared to the same periods in 2007. The decrease in mortgage origination commissions relates primarily to the decline in the mortgage activity for these periods in 2008, compared to the same periods in 2007. Other operating income decreased by $68,000 for the first six months of 2008, as compared to the same period in 2007. For the three months ended June 30, 2008, other operating income decreased by $16,000 compared to the same period in 2007.

Noninterest Expenses

Noninterest expenses totaled $16.8 million for the first six months of 2008, up from $14.7 million for the same period in 2007. Salaries and employee benefits increased $1.1 million or 12.3%, to $10.0 million for the first six months of 2008, compared to the same period in 2007. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued market growth and our expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since June 30, 2007, we have added 20 full-time equivalent employees. The three month increases in noninterest expenses are consistent with increases discussed for the six months ended June 30, 2008.

Occupancy, furniture and equipment expenses totaled $2.1 million for the first six months in 2008, compared to $1.8 million for the same period in 2007. The 19.2% increase is primarily due to our expansion efforts. As of June 30, 2008, our occupancy, furniture and equipment expenses included two full quarters of depreciation expense on the new Dawsonville facility, as well as five months depreciation on the new Chatsworth facility, which opened in February 2008. In 2007, we operated our Chatsworth and Dawsonville locations out of less-expensive, but less-effective, leased facilities.

Other operating expenses increased $620,000 to $4.6 million for the six months ended June 30, 2008, compared to $4.0 million for the same period in 2007. This increase is primarily the result of increased losses on sales of ORE, increases in state regulatory examination fees, FDIC deposit-insurance costs, amortization costs, and data processing costs. We had net losses on sales of ORE of approximately $392,000 during the first half of 2008, compared to an ORE net loss of $5,000 reported in noninterest income in the same period of 2007. Our FDIC deposit-insurance and state regulatory examination costs increased $284,000, over the same period in 2007, due primarily to the increase in our deposit-insurance assessments which did not occur until the third quarter of 2007, as well as the increase in premiums relating to our growth in deposits as compared to the same period in 2007. Amortization expense increased by $106,000 primarily due to a non-compete agreement entered into in October 2007 with a former employee which ended in March 2008. Increased data processing expenses, as well as various other expense increases, were required to support our market growth and new branches. These costs were offset in part by $178,000 decrease in promotional and advertising expense, as well as various other expense decreases resulting from management’s efforts to keep other costs at a minimum without sacrificing service to our customers.

Income Taxes

The provision for income taxes for the six months ended June 30, 2008 was $780,000, a decrease of $781,000 compared to the same period in 2007. The decrease in the provision is due to the decrease in net income for the first six months of 2008, as compared to the same period in 2007. The effective tax rates were 29.8% and 33.8% for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, the provision for income taxes was $255,000, a decrease of $556,000, compared to the same period in 2007. The effective tax rates were 26.7% and 35.1% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rates have decreased due to fact that although net income has dropped, nontaxable income amounts have remained consistent over the same periods in 2008.

Balance Sheet Review

General

At June 30, 2008, we had total assets of $1.1 billion, an increase of $88.7 million, or 9.1%, from $971.2 million, at December 31, 2007. Cash and cash equivalents increased $25.3 million, or 95.3% from December 31, 2007, to $51.8 million at June 30, 2008. Our total loans increased $62.1 million, or 7.7%, from December 31, 2007, to $869.6 million at June 30, 2008. Securities available-for-sale increased from $80.5 million at December 31, 2007, to $80.7 million at June 30, 2008, or 0.3%. Net premises and equipment increased $2.3 million, or 7.1%, since December 31, 2007, to $35.3 million at June 30, 2008.

Our liabilities at June 30, 2008 totaled $983.9 million, which was an increase of 9.6% over total liabilities at December 31, 2007. Total deposits were $903.1 million at June 30, 2008, which was a 11.8% increase over the December 31, 2007 balance of $807.6 million. Federal Home Loan Bank advances decreased $200,000 or 0.4% since December 31, 2007. Short-term borrowings decreased $9.2 million or 43.9% since December 31, 2007.

Shareholder’s equity at June 30, 2008 totaled $75.9 million, which was a 3.1% increase over the December 31, 2007 balance of $73.7 million.

Federal Funds Sold

Federal funds sold at June 30, 2008 and December 31, 2007 were $23.8 million and $12.8 million, respectively, an increase of $11.0 million. The increase in federal funds resulted from the timing of the increase in core deposits in advance of the funding of loans and paying off wholesale funding. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $80.9 million during the first six months of 2008 and totaled $80.7 million at June 30, 2008. Total investment securities averaged $76.3 million during the first six months of 2007 and totaled $80.5 million at December 31, 2007. At June 30, 2008, our total investment securities portfolio had an unrealized net loss of $198,000 compared with an unrealized net gain of $426,000 at December 31, 2007.

Loan Portfolio

Loans make up the largest component of our earning assets. At June 30, 2008, our total loans were $869.6 million, compared to loans of $807.5 million as of December 31, 2007, an increase of 7.7%. As of June 30, 2008, average loans represented 89.9% of average earning assets compared to 88.7% at June 30, 2007. Average loans increased to $840.7 million (excluding average nonaccrual loans of $4.2 million) with a yield of 8.10% in the first six months of 2008, from $679.7 million (excluding average nonaccrual loans of $2.1 million) with a yield of 9.66%, since June 30, 2007. The decrease in the yield on loans is primarily due to significant rate decreases initiated by the Federal Reserve during the first half of 2008. The Prime rate averaged 5.63% for the six months ended June 30, 2008 versus 8.25% for the same period in 2007. We continue to see a demand for loans, although at a slower than normal rate. Acquisition, development and construction loans increased 2.5% during the period from December 31, 2007 to June 30, 2008; however, this loan category increased 19.4% during the same period in 2007. Consistent with much of the country, the residential real estate market in North Georgia has slowed considerably, and it is estimated that there is between a 24 and 36 month supply of housing on the market. Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity and credit quality.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our income statement. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, external loan review, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. All other loans are evaluated based on quantitative and qualitative risk factors.

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

At June 30, 2008, our allowance for loan losses was $10.6 million, or 1.22% of total outstanding loans, compared to an allowance for loan losses of $9.8 million, or 1.21% of total outstanding loans, at December 31, 2007. We believe that our current allowance for loan losses adequately reflects the risk associated with our loan portfolio.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
	(In thousands, except ratios)

Allowance for loan losses, at beginning of period	$9,808	$7,670
Loans charged off:
Commercial, financial, and agricultural	60	34
Real estate – construction	1,073	54
Real estate – other	265	161
Consumer	332	236

Total loans charged off	1,730	485

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	3	5
Real estate – construction	—	—
Real estate – other	2	16
Consumer	110	91

Total recoveries on loans previously charged off	115	112

Net loans charged off	1,615	373

Provision for loan losses	2,451	1,583

Allowance for loan losses, at end of period	$10,644	$8,880

Loans, net of unearned income, at end of period	$869,595	$724,898

Average loans, net of unearned income, outstanding for the period (1)	$844,959	$681,794

Ratios:
Allowance at end of period to loans, net of unearned income	1.22%	1.22%
Allowance at end of period to average loans, net of unearned income	1.26	1.30
Net charge-offs to average loans, net of unearned income	0.19	0.05
Net charge-offs to allowance at end of period	15.17	4.20
Recoveries to prior year charge-offs	4.03	6.13

(1)	Average loans include average nonaccrual loans of $4.2 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

Nonperforming Assets

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Total loans which the Company considered to be impaired at June 30, 2008 and December 31, 2007 were $10.9 million and $8.2 million, respectively. Of these loans, $4.4 million and $4.3 million were on nonaccrual status at June 30, 2008 and December 31, 2007, respectively. Impaired loans still on accrual status were $6.5 million, which consisted of $4.0 million in loans secured by real estate and $2.5 million in commercial, financial and agricultural loans. Allowances on the impaired loans at June 30, 2008 and December 31, 2007 were $3.4 million and $2.0 million, respectively. Impaired loans consisted primarily of real estate – construction, commercial, and real estate – mortgage loans as of June 30, 2008 and December 31, 2007.

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual or restructured and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, and foreclosed assets) decreased from 212.57% at December 31, 2007, to 115.5% at June 30, 2008. Total nonperforming assets at June 30, 2008 were $9.2 million, which consisted of: $4.3 million in loans secured by real estate; $706,000 in commercial, financial and agricultural loans; $224,000 in consumer and other loans; $3.9 million of foreclosed real estate; and $51,000 of other repossessed property. Total nonperforming assets at December 31, 2007 were approximately $6.2 million. The ratio of total nonperforming assets to total assets increased from 0.64% at December 31, 2007, to 0.87% at June 30, 2008, and the ratio of nonperforming loans to total loans increased from 0.57% at December 31, 2007, to 0.60% at June 30, 2008.

The following table shows our nonperforming assets for the periods ended June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	(In thousands)
Non-accruing loans	$4,399	$4,250
Loans past due 90 days or more and still accruing interest	853	364
Restructured loans	—	—

Total nonperforming loans	5,252	4,614
Other real estate	3,909	1,504
Other repossessed property	51	70

Total nonperforming assets	$9,212	$6,188

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $2.3 million during the six month period from December 31, 2007 to June 30, 2008. The majority of this increase was due to construction work to complete the new Chatsworth branch location, which was completed in February 2008 and replaced a temporary facility. Other costs included the commencing of construction of our new facilities in Murphy, North Carolina; Dahlonega, Georgia; and on Georgia Highway 400 in Dawson County, Georgia. In April 2008, we purchased the property to be used for our Dahlonega, Georgia location for $1.6 million.

These new facilities will replace current leased facilities in these three locations. We expect the cost to complete these three facilities will be approximately $5.5 million.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 11.8%, from $807.6 million at December 31, 2007, to $903.1 million, at June 30, 2008. Noninterest-bearing deposits decreased $3.5 million, or 6.1%, from year-end 2007 to $53.1 million at June 30, 2008, and interest-bearing deposits increased $98.9 million, or 13.2%, during the same period, to $850.0 million. Alternative funding sources such as Federal Home Loan Bank advances, national CDs and brokered deposits were used to supplement funding sources. At June 30, 2008, brokered deposits were $145.8 million and Federal Home Loan Bank advances were $57.2 million. These alternative funding sources are necessary to fund our growth in loans at reasonable spreads and are a secondary source of financing utilized to fund loan growth. The cost of these alternative funding sources can be less expensive than our local deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Federal funds purchased	$––	$10,000
Securities sold under agreements to repurchase	5,841	6,536
Short-term notes payable	5,962	4,512

	$11,803	$21,048

At June 30, 2008, we had $53.5 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $0 at June 30, 2008 and December 31, 2007. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

We also have a short-term line of credit for $10.0 million with a third party financial institution. The balances on this note payable were $6.0 million and $4.5 million at June 30, 2008 and December 31, 2007, respectively. These funds were used to inject additional capital into Appalachian Community Bank, which, due to our loan growth, was necessary in order to maintain our “well-capitalized” status under the regulatory capital guidelines. These funds were also used to repurchase 16,000 and 35,000 shares of our common stock during 2008 and 2007, respectively. These shares, upon repurchase, were retired and became authorized but unissued shares of our common stock.

Shareholders’ Equity

Total shareholders’ equity was $75.9 million at June 30, 2008, an increase of $2.2 million from $73.7 million at December 31, 2007. This increase included net earnings of $1.8 million for the six months ended June 30, 2008. In addition, we issued 103,479 shares of stock to our 401(k) Plan during the first quarter of 2008 for proceeds of $885,000; and had an increase related to stock-based compensation expense of $142,000. These increases were reduced by the repurchase of 16,000 shares of our common stock for $183,000 through our stock buy-back program, as well as a $412,000 decrease in the accumulated other comprehensive income on our available-for-sale securities

Liquidity Management

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $622.0 million, or 71.5%, of the total loan portfolio at June 30, 2008, and investment securities that mature in one year or less equaled approximately $8.2 million or 10.2% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At June 30, 2008, we had $23.8 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2008, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $53.5 million. At June 30, 2008, the outstanding balance of federal funds purchased was $-0-.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $146.5 million as of June 30, 2008. This line is subject to collateral availability. At June 30, 2008, the outstanding balance of the line of credit was $57.2 million, none of which is accounted for as a short-term line of credit.

In addition, we have a short-term line of credit with a third party financial institution in the amount of $10.0 million. Funds available from this line of credit at June 30, 2008 were $4.0 million.

Capital Resources

The Company, Bank and Thrift are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company, Bank and Thrift and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the

Company, Bank and Thrift must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank and the Thrift to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008, that the Company, the Bank and the Thrift met all capital adequacy requirements to which they are subject and, as set forth in the table below, are well capitalized under the regulatory framework for capital adequacy.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008:
Total Risk-based Capital
Consolidated	$90,690	10.26%	$70,703	8.00%	$88,379	10.00%
Appalachian Community Bank	85,261	10.17	67,054	8.00	83,818	10.00
Appalachian Community Bank, F.S.B.	8,695	20.47	3,398	8.00	4,248	10.00
Tier 1 Risk-based Capital
Consolidated	80,046	9.06	35,352	4.00	53,027	6.00
Appalachian Community Bank	75,236	8.98	33,527	4.00	50,291	6.00
Appalachian Community Bank, F.S.B.	8,163	19.22	1,669	4.00	2,549	6.00
Tier 1 Leverage
Consolidated	80,046	7.85	40,810	4.00	N/A	N/A
Appalachian Community Bank	75,236	7.73	38,913	4.00	48,642	5.00
Appalachian Community Bank, F.S.B.	8,163	17.57	1,859	4.00	2,323	5.00

Contractual Obligations

In June 2008, we entered into contractual agreements for the construction of new branch facilities for our Dahlonega, Georgia; Dawson County, Georgia; and Murphy, North Carolina locations. The total amounts stated on the contracts when signed were $937,500 each, for construction of our new facilities in Dahlonega and Dawsonville, Georgia locations, and $975,450 for the Murphy, North Carolina location. We expect to occupy these facilities, which are replacing current leased locations, prior to the end of 2008.

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

A summary of our commitments as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Loan commitments	$84,014	$97,007
Standby letters of credit	4,223	5,025

	$88,237	$102,032

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

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.

The design of any system of controls and procedures, however, is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Other than as noted below, there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following are supplemental risk factors relating to the recent changes in the strength of the economy and the impact of public perception on our performance.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and the real estate market contributed to our increasing provisions for loan losses in the fourth quarter of 2007 and through the second quarter of 2008, and our expectation for future loan losses and loss provisions for the remainder of 2008 and 2009. These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

The impact of the current economic downturn on the performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the number and prices paid for repurchased shares.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
1/1/08 to 1/31/08	0	$.00	0	$1,987,600
2/1/08 to 2/29/08	16,000	11.44	16,000	1,804,560
3/1/08 to 3/31/08	0	0.00	0	—

Total	16,000	$11.44	16,000	$—

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period. This program expired on February 27, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote for Security Holders

We held our annual meeting of the shareholders on May 20, 2008 (the “Annual Meeting”), for the purposes of electing the Class II directors to the Board of Directors of the Company.

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

The following persons were nominated and elected to the Board of Directors as Class II directors, for a term expiring at the 2011 Annual Meeting:

Director	Class	Term Of Office	Number of Votes:
			For	Against	Withheld
Joseph C. Hensley	II	Three Years	4,192,625	0	53,395
Frank E. Jones	II	Three Years	4,202,085	0	43,935
J. Ronald Knight	II	Three Years	4,203,405	0	42,615

The following directors did not stand for reelection as their term of office continued: Alan S. Dover, Charles A. Edmondson, Roger E. Futch, Tracy R. Newton, and Kenneth D. Warren.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

10.1	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.1 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.2	Change in Control Agreement (as amended and restated), , dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and J. Keith Hales (included as Exhibit 10.2 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.3	Form of Salary Continuation Agreement (as amended and restated) for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated:	August 13, 2008	/s/ Tracy R. Newton
Tracy R. Newton
President and Chief Executive Officer

Dated:	August 13, 2008	/s/ Danny F. Dukes
Danny F. Dukes
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.