Form 10-Q
period 2008-09-30
APPALACHIAN BANCSHARES INC
filed 2008-11-14
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,372,505 shares of common stock, $0.01 par value per share, outstanding as of November 10, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
Assets
Cash and due from banks	$19,124	$13,392
Interest-bearing deposits with other banks	701	310
Federal funds sold	70,436	12,797

Cash and Cash Equivalents	90,261	26,499
Securities available-for-sale	78,789	80,510
Loans, held for sale	2,376	6,503
Loans, net of unearned income	894,117	807,522
Allowance for loan losses	(13,850)	(9,808)

Net Loans	880,267	797,714
Premises and equipment, net	37,742	32,966
Accrued interest	8,598	9,797
Cash surrender value on life insurance	9,060	8,778
Intangibles, net	1,992	2,179
Other assets	10,429	6,254

Total Assets	$1,119,514	$971,200

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$51,843	$56,559
Interest-bearing deposits	909,920	751,038

Total Deposits	961,763	807,597
Short-term borrowings	13,419	21,048
Accrued interest	2,071	2,059
Federal Home Loan Bank Advances	52,100	57,350
Subordinated long-term capital notes	12,311	6,186
Other liabilities	4,279	3,297

Total Liabilities	1,045,943	897,537

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,372,505 issued at September 30, 2008, and 5,285,026 issued at December 31, 2007	54	53
Paid-in capital	44,923	43,998
Retained earnings	28,549	29,331
Accumulated other comprehensive income	45	281

Total Shareholders’ Equity	73,571	73,663

Total Liabilities and Shareholders’ Equity	$1,119,514	$971,200

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except shares and per share data)
Interest Income
Interest and fees on loans	$15,599	$17,546	$49,637	$50,152
Interest on securities:
Taxable securities	833	719	2,414	2,116
Nontaxable securities	149	165	467	475
Interest on deposits with other banks	6	9	14	73
Interest on federal funds sold	284	90	382	243

Total Interest Income	16,871	18,529	52,914	53,059

Interest Expense
Interest on deposits	7,818	8,553	23,076	23,659
Interest on short-term borrowings	27	79	272	191
Interest on Federal Home Loan Bank Advances	525	389	1,609	1,129
Interest on subordinated long-term capital notes	95	133	301	401

Total Interest Expense	8,465	9,154	25,258	25,380

Net Interest Income	8,406	9,375	27,656	27,679
Provision for loan losses	4,665	677	7,116	2,260

Net Interest Income After Provision for Loan Losses	3,741	8,698	20,540	25,419
Noninterest Income
Customer service fees	696	586	1,920	1,647
Mortgage origination commissions	299	483	1,163	1,476
Net losses on securities	(826)	—	(817)	—
Other operating income	284	430	794	1,008

Total Noninterest Income	453	1,499	3,060	4,131

Noninterest Expenses
Salaries and employee benefits	5,000	4,870	15,035	13,808
Occupancy, furniture and equipment expense	1,088	937	3,190	2,700
Other operating expenses	2,470	2,278	7,121	6,309

Total Noninterest Expenses	8,558	8,085	25,346	22,817

Income (loss) before income taxes (benefit)	(4,364)	2,112	(1,746)	6,733
Income taxes (benefit)	(1,744)	705	(964)	2,266

Net Income (Loss)	$(2,620)	$1,407	$(782)	$4,467

Earnings (Loss) per Common Share
Basic	$(0.49)	$0.27	$(0.15)	$0.85
Diluted	(0.49)	0.27	(0.15)	0.85
Cash Dividends Declared per Common Share	$0.00	$0.00	$0.00	$0.00
Weighted Average Shares Outstanding
Basic	5,372,505	5,298,509	5,364,695	5,256,568
Diluted	5,372,505	5,298,509	5,364,695	5,270,801

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Income (Loss)	$(2,620)	$1,407	$(782)	$4,467
Other comprehensive income (loss), net of tax benefits:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	267	767	(358)	297
Income (tax) benefit related to items of other comprehensive income (loss)	(91)	(261)	122	(101)

Other comprehensive income (loss)	176	506	(236)	196

Comprehensive Income (Loss)	$(2,444)	$1,913	$(1,018)	$4,663

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Operating Activities
Net Income (Loss)	$(782)	$4,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,919	1,029
Provision for loan losses	7,116	2,260
Realized security losses, net	817	—
Loss on disposition of other real estate	702	141
Increase in cash surrender value on life insurance	(282)	(253)
(Increase) decrease in accrued interest receivable	1,199	(1,509)
Increase in accrued interest payable	12	525
Compensation associated with issuance of stock options	224	268
Excess tax benefits from exercise of options	—	(614)
Other, net	2,716	(2,639)

Net Cash Provided by Operating Activities	13,641	3,675

Investing Activities
Net change in securities available-for-sale	78	(3,680)
Net increase in loans	(93,147)	(122,634)
Capital expenditures, net	(6,038)	(9,458)
Proceeds from disposition of other real estate	1,114	46

Net Cash Used in Investing Activities	(97,993)	(135,726)

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(2,099)	85,441
Net increase in certificates of deposit	156,265	30,151
Net increase (decrease) in short-term borrowings	(7,629)	4,387
Proceeds from long-term debt	26,125	25,000
Repayment of long-term debt	(25,250)	(12,600)
Proceeds from issuance of common stock	885	1,063
Purchase of stock	(183)	(1,076)
Excess tax benefits from exercise of options	—	614

Net Cash Provided By Financing Activities	148,114	132,980

Net Increase in Cash and Cash Equivalents	63,762	929
Cash and Cash Equivalents at Beginning of Period	26,499	11,588

Cash and Cash Equivalents at End of Period	$90,261	$12,517

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$25,246	$24,855
Taxes	950	2,545

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Appalachian Bancshares, Inc., a Georgia corporation (the “Company”), and its wholly owned subsidiaries: Appalachian Community Bank (the “Bank”), Appalachian Community Bank, F.S.B. (the “Thrift”) and Appalachian Real Estate Holdings, Inc. (the “Real Estate Holding Company”). Appalachian Bancshares, Inc. owns 100% of the outstanding stock of each of its subsidiaries, including the Real Estate Holding Company, which was formed in June 2008 to hold certain real estate that may be acquired by the Bank and the Thrift through foreclosure. The Bank and Thrift provide a full range of banking services to individual and corporate customers in North Georgia; Murphy, North Carolina; Ducktown, Tennessee; and the surrounding areas.

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank, the Thrift and the Real Estate Holding Company on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Subordinated Long-term Capital Notes

On September 30, 2008 and October 30, 2008, Appalachian Community Bank issued an aggregate of $6,125,000 and $200,000, respectively, in Fixed Rate Subordinated Notes, which will mature on September 30, 2015 (the “Notes”). Interest on the Notes is fixed at 10% per annum, subject to an adjustment by the Bank on or before December 31, 2008 that may increase the annual rate, but such increase will not exceed 12.5%. The interest on the Notes is payable semi-annually in arrears on June 30 and December 31 of each year. The Bank may redeem all or some of the Notes at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date. Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation. There is no right of acceleration in the case of default in payment of principal of or interest on the Notes. The proceeds will be used for general corporate purposes and to support loan growth. The Notes qualify as Tier II capital under risk-based capital guidelines and will strengthen the Bank’s well-capitalized position under the federal prompt corrective action guidelines.

Note D – Stock Based Compensation

The Company has granted options under three stock-based compensation plans (the “Plans”). Shares available for future stock option grants to employees and directors under the Plans were 364,360 at September 30, 2008. The compensation cost charged against income for the Plans was $223,642 and $267,946 for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statements of operations for the share-based compensation arrangements was $32,759 and $42,083 for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the excess tax benefits resulting from the exercise of stock options was $0 and $614,873, respectively.

The following weighted-average assumptions were used for the indicated periods to determine the fair value of options granted. There were no options granted during the nine month period ended September 30, 2008.

	Nine Months Ended September 30,
	2008			2007
Dividend yield		N/A	%	0.00%
Expected volatility		N/A		20.73
Risk-free interest rate		N/A		4.91
Expected life of options (in years)		N/A		7.50 Yrs
Weighted-average grant-date fair value	$	N/A		$6.66

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Stock Based Compensation – Continued

The following table represents stock option activity for the nine months ended September 30, 2008:

	For the Nine Months Ended September 30, 2008		Weighted Average Remaining Contract Life
	Number of Shares	Weighted Average Exercise Price
Outstanding beginning of period	307,460	$16.33	6.86 years
Granted	—
Exercised	—
Forfeited	(16,100)
Expired	(1,000)

Outstanding end of period	290,360	$16.24	5.80 years

Outstanding and exercisable end of period	167,680	$14.06	4.35 years

Note E – Fair Value of Financial Instruments

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E – Fair Value of Financial Instruments – Continued

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E – Fair Value of Financial Instruments – Continued

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$78,789	$—	$78,789	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Loans held for sale	$2,376	$—	$2,376	$—
Impaired loans	24,756	—	—	24,756
Foreclosed assets	3,621	—	—	3,621

Total	$30,753	$—	$2,376	$28,377

Note F – Recent Developments

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

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Recent Developments – Continued

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FASB Staff Position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 provides guidance on (1) how an entity’s own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FASB Staff Position is effective immediately. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

APPALACHIAN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Recent Developments – Continued

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1% and 3% of the institution’s risk weighted assets (“Senior Preferred Shares”). In the case of the Company, this would allow it to issue Senior Preferred Shares to the U.S. Treasury in aggregate amounts between $9.0 million and $27.3 million. The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to the participating institutions common stock. The Senior Preferred Shares will pay a cumulative dividend rate of 5 % per annum for the first five years and will reset to a rate of 9% per annum after year five. The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The Senior Preferred Shares will be callable at par after three years. Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time. In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the Senior Preferred Shares. The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average. Companies participating in the CPP must adopt the U.S. Treasury’s standards for executive compensation and corporate governance. The Company is currently evaluating its participation in the CPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiaries, Appalachian Community Bank (the “Bank”), Appalachian Community Bank, F.S.B. (the “Thrift”), and Appalachian Real Estate Holdings, Inc. (the “Real Estate Holding Company”) during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	the challenges, costs and complications associated with the continued development of our branches;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in deposit rates, net interest margin and funding sources;

•

changes in political conditions or the legislative or regulatory environment and the potential negative effects of future legislation affecting financial institutions (including without limitation, laws concerning taxes, banking, securities and insurance);

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss, the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and risks inherent in making loans including repayment risks and value of collateral;

•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	the effects of, and changes in, trade, monetary and tax policies and laws;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	the impact of changes in accounting policies by the Securities and Exchange Commission;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

We were incorporated in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia, and, in March 2006, we opened our new headquarters and operations center, also located in Ellijay. Since April 2007, we also serve as the holding company for Appalachian Community Bank, F.S.B., a federally-chartered thrift. In June 2008 we formed Appalachian Real Estate Holding Company, Inc. to hold certain real estate that may be acquired by the Bank and the Thrift through foreclosure. All of our subsidiaries are 100% owned by Appalachian Bancshares, Inc.

Our primary market areas are Gilmer, Union, Fannin, Murray, Dawson, Lumpkin and Whitfield Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services, through the Bank and the Thrift, to individuals and small- to medium-sized businesses located within our market areas, through thirteen full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville, McCaysville, Dahlonega and Dalton, Georgia, as well as Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007, and analyzes our financial condition as of September 30, 2008, as compared to December 31, 2007.

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

Certain accounting policies involve significant judgments and assumptions by management, which may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates. These differences could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Income Statement Review

Three and nine months ended September 30, 2008 and 2007

Overview

We had a net loss for the nine months ended September 30, 2008 of $782,000, compared to a net income of $4.5 million for the same period in 2007, a decrease of 117.5%. Our net loss for the three months ended September 30, 2008 was $2.6 million, compared to net income of $1.4 million for the same period in 2007, a decrease of 286.2%. Basic and diluted losses per share were $0.15 for the nine months ended September 30, 2008 and $0.49 for the quarter ended September 30, 2008, compared to earnings per share of $0.85 for the nine months ended September 30, 2007 and $0.27 for the quarter ended September 30, 2007. Return on average assets was a negative 0.10% for the nine months ended September 30, 2008 and a negative 0.95% for the quarter ended September 30, 2008, compared to 0.71% for the nine months ended September 30, 2007 and 0.63% for the quarter ended September 30, 2007. Return on average equity was negative 1.38% for the nine months ended September 30, 2008 and negative 13.70% for the quarter ended September 30, 2008, compared to 8.62% for the nine months ended September 30, 2007 and 7.84% for the quarter ended September 30, 2007. Our net interest margin was 3.88% and 3.33% for the nine months and quarter ended September 30, 2008, compared to 4.76% and 4.58% for the nine months and quarter ended September 30, 2007. Our decrease in net income for the nine months and the quarter ended September 30, 2008 was primarily due to the large increase in our provision for loan losses, our decrease to net interest margin, losses on our sales of other real estate (“ORE”), the write-down of our 20,000 shares of Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock, increase in nonaccrual loans, and the increase to other operating expenses necessary to support the Company’s growth.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2008, net interest income was consistent remaining at $27.7 million compared to the same period in 2007. For the three months ended September 30, 2008, net interest income decreased 10.3% to $8.4 million, from $9.4 million during the comparable period in 2007. Although our average net loans increased to $851.7 million during the first nine months ended September 30, 2008 from $697.1 million during the same period in 2007, our average interest yield on these loans over the same periods decreased to 7.76% in 2008 from 9.60% in 2007. Total revenue, net of interest expense, was $30.7 million and $8.9 million for the nine months and three months ended September 30, 2008, respectively, which represents a decrease of 3.4% and 18.5% over the same periods in 2007, respectively. The decrease in total revenue is a result of the lower yield on earning assets, as well as the write-down of our 20,000 shares of Freddie Mac Preferred Stock.

On September 7, 2008, the U.S. Treasury and the Federal Housing Finance Agency (the “FHFA”) announced, among other things, that Freddie Mac was being placed under conservatorship, that control of its management was being given to its regulator, the FHFA, and that Freddie Mac was prohibited from paying dividends on its Common and Preferred Stock. The estimated fair value of the Company’s investment in Freddie Mac Preferred Stock has declined significantly and it remains unclear when and if the value of this investment will improve. As a result, during the quarter ended September 30, 2008, we recognized an other than temporary impairment on our 20,000 shares of Freddie Mac Preferred Stock in the amount of $816,000.

The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets. The taxable equivalent net interest margin was 3.88% for the nine month period ended September 30, 2008 compared to 4.76% for the same period in 2007. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.63% for the first nine months of 2008 compared to 4.31% during the same period for 2007. During the nine months ended September 30, 2008, the Prime rate (“Prime”) dropped a total of 2.25%. Prime dropped 2.75% from September 30, 2007 to September 30, 2008. These decreases lowered the yield on earning assets more rapidly than it lowered the cost of funds. The average maturity of our time deposits at September 30, 2008 was 7.9 months. These time deposits made up 67% of our total deposits at September 30, 2008. Prime dropped an additional 1.0% in October 2008, and as a result, the interest margin compression continues to be a banking industry concern. Additionally, loans placed on nonaccrual status required us to reverse interest income associated with these loans during the quarter ended September 30, 2008. This interest reversal had an effect on our net interest margin during the nine and three month periods ending September 30, 2008 of 16 and 35 basis points, respectively. We believe, however, that we continue to maintain above average net interest margin levels, based on our peers, which is driven by our balance sheet mix and operating markets. Also, as our current temporary branch locations are converted to permanent banking facilities in our expansion markets, deposit growth in these markets will allow us to replace alternative funding sources with core deposits. Our core deposits, which exclude national and brokered deposits, have grown $168.2 million since December 31, 2007, of which $49.8 million of this growth is directly related to the opening of our Chatsworth facility in February 2008, and our Dawsonville facility in November 2007. We began construction to replace three of our current temporary locations and we plan to occupy at least two of these locations before year-end.

The following table shows, for the nine months ended September 30, 2008 and 2007, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Average Balance	Income/ Expense	Yields/ Rates(4)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1)	$851,685	$49,503	7.76%	$697,059	$50,031	9.60%
Mortgage loans held for sale	3,508	151	5.75	3,124	142	6.08
Investment securities (2) (3)	80,908	3,138	5.18	76,545	2,845	4.97
Interest-bearing deposits	930	14	2.01	1,876	73	5.20
Federal funds sold	25,041	382	2.04	5,838	243	5.57

Total interest-earning assets (3)	$962,072	53,188	7.38	$784,442	53,334	9.09

Interest-bearing liabilities:
Demand deposits	$70,301	1,111	2.11	$67,626	1,175	2.32
Savings deposits	190,120	3,802	2.67	175,325	5,732	4.37
Time deposits	561,302	18,163	4.32	419,081	16,752	5.34

Total deposits	821,723	23,076	3.75	662,032	23,659	4.78
Other short-term borrowings	13,863	272	2.62	7,479	191	3.41
Long-term debt	63,425	1,910	4.02	40,569	1,530	5.04

Total interest-bearing liabilities	$899,011	25,258	3.75	$710,080	25,380	4.78

Net interest income/net interest spread		27,930	3.63%		27,954	4.31%

Net yield on earning assets			3.88%			4.76%

Taxable equivalent adjustment:
Loans		17			21
Investment securities		257			254

Total taxable equivalent adjustment		274			275

Net interest income		$27,656			$27,679

(1)	Average loans exclude average nonaccrual loans of $5.6 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively. All loans and deposits are domestic.

(2)	Taxable equivalent.

(3)	Average securities exclude average unrealized losses of $476,000 and unrealized losses of $452,000 for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Annualized.

Provision for Loan Losses

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $7.1 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, the provision for loan losses was $4.7 million and $677,000, respectively. The increase in the provision for loan losses for the nine and three month periods ended September 30, 2008 over the same periods in 2007, was primarily due to our $11.0 million increase in nonperforming loans, $2.1 million increase in net charge-offs, primarily in real estate – construction, real estate – residential and other consumer loans, the economic slow-down particularly in the real estate market in our primary market areas, as well as increases in total loans since December 31, 2007. We continue to carefully monitor real estate – construction, real estate – residential and other consumer loans to identify any potential new loan losses, charge-offs related to all types of loans, and liquidation of foreclosed assets in a timely manner. In September 2008, management and our external loan review firm completed an evaluation of our real estate loans. This evaluation placed a greater emphasis on the real estate market slow down and its impact on the values of real estate loans and the collateral securing these loans. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the nine months ended September 30, 2008 was $3.1 million, compared to $4.1 million during the same period in 2007. Noninterest income decreased $1.0 million, or 69.8%, for the three months ended September 30, 2008, as compared to the same period in 2007. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Noninterest income also includes the net recognized loss on securities available-for-sale. Net losses recognized on securities increased by $817,000 for the first nine months of 2008 as compared to the same period in 2007. For the three months ended September 30, 2008, net losses recognized on securities increased by $826,000, primarily due to the recognition of the loss on our Freddie Mac Preferred Stock in the amount of $816,000. Customer service fees, the largest component of noninterest income, increased $273,000, or 16.6%, to $1.9 million for the first nine months of 2008 from $1.6 million during the same period of 2007. For the three months ended September 30, 2008, customer service fees increased $110,000, or 18.8%, as compared to the same period in 2007. The increase in customer service fees is primarily related to the deposit account growth in new markets. Additionally, our continuing efforts to increase the amount of deposit account charges, including non-sufficient funds (NSF) charges and returned check charges, have had a positive effect on noninterest income. Mortgage origination commissions decreased by $313,000 for the first nine months of 2008, and decreased by $184,000 for the three months ended September 30, 2008, as compared to the same periods in 2007. The decrease in mortgage origination commissions relates primarily to the continuing decline in the mortgage activity for these periods in 2008, as compared to the same periods in 2007. Other operating income decreased by $214,000 for the first nine months of 2008, as compared to the same period in 2007. The majority of this decrease was due to a $240,000 gain on the extinguishment of an FHLB advance during the third quarter of 2007, which was offset by increases in other income items. For the three months ended September 30, 2008, other operating income decreased by $146,000 compared to the same period in 2007.

Noninterest Expenses

Noninterest expenses totaled $25.3 million for the first nine months of 2008, up from $22.8 million for the same period in 2007. Salaries and employee benefits increased $1.2 million, or 8.9%, to $15.0 million for the first nine months of 2008, as compared to the same period in 2007. This increase in salaries and employee benefits was primarily due to the additional staff necessary to support our continued market growth and our expansion into new markets, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. Since September 30, 2007, we have added 22 full-time equivalent employees. The three month increases in noninterest expenses are consistent with increases discussed for the nine months ended September 30, 2008.

Occupancy, furniture and equipment expenses totaled $3.2 million for the first nine months in 2008, compared to $2.7 million for the same period in 2007. The 18.2% increase is primarily due to our expansion efforts. As of September 30, 2008, our occupancy, furniture and equipment expenses included nine months of depreciation expense on the new Dawsonville facility, which opened in November 2007, as well as eight months depreciation on the new Chatsworth facility, which opened in February 2008. Previous to these openings we operated our Chatsworth and Dawsonville locations out of less-expensive, but less-effective, leased facilities.

Other operating expenses increased $812,000 to $7.1 million for the nine months ended September 30, 2008, compared to $6.3 million for the same period in 2007. This increase is primarily the result of increased losses on sales of ORE, and increases in state regulatory examination fees, FDIC deposit-assessments, amortization costs, and data processing costs. We had net losses on sales of ORE of approximately $702,000 during the first nine months of 2008, compared to an ORE net loss of $159,000 reported in noninterest expense in the same period of 2007. Our FDIC deposit insurance and state regulatory examination costs increased $447,000, over the same period in 2007, due primarily to the increase in our FDIC deposit-insurance assessments, which occurred in the third quarter of 2007, as well as the increase in premiums relating to our growth in deposits as compared to the same period in 2007. Amortization expense increased by $92,000 primarily due to a non-compete agreement entered into in October 2007 with a former employee which ended in March 2008. Increased data processing expenses, as well as various other expense increases, were required to support our market growth and new branches. These costs were offset in part by $222,000 decrease in promotional and advertising expense, as well as various other expense decreases resulting from management’s efforts to keep other costs at a minimum without sacrificing service to our customers.

Income Taxes

We had an income tax benefit for the nine months ended September 30, 2008 of $964,000, compared to an income tax expense of $2.3 million in the same period in 2007. The tax benefit is the result of the net loss recorded during the third quarter of 2008, which created a year-to-date net loss at September 30, 2008. The effective tax benefit was 55.2% and the effective tax rate was 33.7% for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, the income tax benefit was $1.7 million, compared to an income tax expense of $705,000 during the same period in 2007. The effective tax benefit was 40.0% and the effective tax rate was 33.4% for the three months ended September 30, 2008 and 2007, respectively. The effective tax rates have decreased due to the future tax benefits from our net losses.

Balance Sheet Review

General

At September 30, 2008, we had total assets of $1.1 billion, an increase of $148.3 million, or 15.3%, from $971.2 million, at December 31, 2007. Cash and cash equivalents increased $63.8 million, or 240.6% from December 31, 2007, to $90.3 million at September 30, 2008. Our total loans increased $86.6 million, or 10.7%, from December 31, 2007, to $894.1 million at September 30, 2008. Securities available-for-sale decreased 2.1%, from $80.5 million at December 31, 2007, to $78.8 million at September 30, 2008. Net premises and equipment increased $4.8 million, or 14.5%, since December 31, 2007, to $37.7 million at September 30, 2008.

Our liabilities at September 30, 2008 totaled $1.0 billion, which was an increase of 16.5% over total liabilities at December 31, 2007. Total deposits were $961.8 million at September 30, 2008, which was a 19.1% increase over the December 31, 2007 balance of $807.6 million. Federal Home Loan Bank advances decreased $5.3 million or 9.2% since December 31, 2007. Short-term borrowings decreased $7.6 million or 36.2% since December 31, 2007.

Shareholder’s equity at September 30, 2008 totaled $73.6 million, which was a 0.1% decrease over the December 31, 2007 balance of $73.7 million.

Federal Funds Sold

Federal funds sold at September 30, 2008 and December 31, 2007 were $70.4 million and $12.8 million, respectively, an increase of $57.6 million. The increase in federal funds resulted from the timing of the increase in core deposits in advance of the funding of loans and paying off wholesale funding. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities averaged $81.4 million during the first nine months of 2008 and totaled $78.8 million at September 30, 2008. Total investment securities averaged $76.8 million during the first nine months of 2007 and totaled $80.5 million at December 31, 2007. These average amounts include unrealized net losses of $476,000 and $452,000 at September 30, 2008 and 2007, respectively. At September 30, 2008, our total investment securities portfolio had an unrealized net gain of $69,000 compared with an unrealized net gain of $426,000 at December 31, 2007.

Loan Portfolio

Loans make up the largest component of our earning assets. At September 30, 2008, our total loans were $894.1 million, compared to loans of $807.5 million as of December 31, 2007, an increase of 10.7%. As of September 30, 2008, average loans represented 88.5% of average earning assets compared to 88.9% at September 30, 2007. Average loans increased to $851.7 million (excluding average nonaccrual loans of $5.6 million) with a yield of 7.76% in the first nine months of 2008, from $697.1 million (excluding average nonaccrual loans of $3.0 million) with a yield of 9.60%, since September 30, 2007. The decrease in the yield on loans is primarily due to significant rate decreases initiated by the Federal Reserve during the first nine months of 2008. The Prime rate averaged 5.47% for the nine months ended September 30, 2008, compared to 8.23% for the same period in 2007. We continue to see a demand for loans, although at a slower than normal rate. Acquisition, development and construction loans increased 2.0% during the period from December 31, 2007 to September 30, 2008; however, this loan category increased 24.6% during the same period in 2007. Consistent with much of the country, the residential real estate market in North Georgia and our primary market areas has slowed considerably, and it is estimated that there is between a 24 and 36 month supply of housing on the market. Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity and credit quality.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, external loan review, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. All other loans are evaluated based on quantitative and qualitative risk factors.

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

At September 30, 2008, our allowance for loan losses was $13.9 million, or 1.55% of total outstanding loans, compared to an allowance for loan losses of $9.8 million, or 1.21% of total outstanding loans, at December 31, 2007. The increase to our allowance at September 30, 2008 is primarily the result of an evaluation of our real estate loans performed by management and our external loan review firm, which was completed in September. This evaluation placed a greater emphasis on the real estate market slow down and its impact on the values of real estate loans and the collateral securing these loans. As a result of the evaluation, we believe that our allowance for loan losses adequately reflects the risk associated with our loan portfolio in our current economic environment.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except ratios)
Allowance for loan losses, at beginning of period	$9,808	$7,670
Loans charged off:
Commercial, financial, and agricultural	178	105
Real estate - construction	1,335	315
Real estate - other	1,086	337
Consumer	642	423

Total loans charged off	3,241	1,180

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	5	25
Real estate - construction	—	32
Real estate - other	2	16
Consumer	160	143

Total recoveries on loans previously charged off	167	216

Net loans charged off	3,074	964

Provision for loan losses	7,116	2,260

Allowance for loan losses, at end of period	$13,850	$8,966

Loans, net of unearned income, at end of period	$894,117	$752,988

Average loans, net of unearned income, outstanding for the period (1)	$857,243	$700,051

Ratios:
Allowance at end of period to loans, net of unearned income	1.55%	1.19%
Allowance at end of period to average loans, net of unearned income	1.62	1.28
Net charge-offs to average loans, net of unearned income	0.36	0.14
Net charge-offs to allowance at end of period	22.19	10.25
Recoveries to prior year charge-offs	5.86	11.83

(1)	Average loans include average nonaccrual loans of $5.6 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Nonperforming Assets

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Total loans which the Company considered to be impaired at September 30, 2008 and December 31, 2007 were $24.7 million and $8.2 million, respectively. Of these loans, $15.5 million and $4.3 million were on nonaccrual status at September 30, 2008 and December 31, 2007, respectively. Impaired loans still on accrual status at September 30, 2008 were $9.2 million, which consisted of $8.6 million in loans secured by real estate and $617,000 in commercial, financial and agricultural loans. Allowances on the impaired loans at September 30, 2008 and December 31, 2007 were $4.1 million and $2.0 million, respectively. Impaired loans consisted primarily of real estate – construction, commercial, and real estate – mortgage loans as of September 30, 2008 and December 31, 2007.

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual or restructured and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, and foreclosed assets) decreased from 212.57% at December 31, 2007, to 69.8% at September 30, 2008. Total nonperforming assets at September 30, 2008 were $19.8 million, which consisted of: $15.2 million in loans secured by real estate; $743,000 in commercial, financial and agricultural loans; $260,000 in consumer and other loans; $3.5 million of foreclosed real estate; and $74,000 of other repossessed property. Total nonperforming assets at December 31, 2007 were approximately $6.2 million. The ratio of total nonperforming assets to total assets increased from 0.64% at December 31, 2007, to 1.77% at September 30, 2008, and the ratio of nonperforming loans to total loans increased from 0.57% at December 31, 2007, to 1.81% at September 30, 2008.

The following table shows our nonperforming assets at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(In thousands)
Non-accruing loans	$15,516	$4,250
Loans past due 90 days or more and still accruing interest	707	364
Restructured loans	—	—

Total nonperforming loans	16,223	4,614
Other real estate	3,547	1,504
Other repossessed property	74	70

Total nonperforming assets	$19,844	$6,188

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $4.8 million during the nine month period from December 31, 2007 to September 30, 2008. The majority of this increase was due to construction of our new facilities in Murphy, North Carolina; Dahlonega, Georgia; and on Georgia Highway 400 in Dawson County, Georgia. In April 2008, we purchased the property to be used for our Dahlonega, Georgia location for $1.6 million. These new facilities will replace current leased facilities in these three locations. At September 30, 2008, we expect the cost of completion of these facilities to be $2.3 million. We also incurred costs to complete the construction work on our new Chatsworth branch location, which was completed in February 2008 and replaced a temporary facility.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 19.1%, from $807.6 million at December 31, 2007, to $961.8 million, at September 30, 2008. Noninterest-bearing deposits decreased $4.7 million, or 8.3%, from year-end 2007 to $51.8 million at September 30, 2008, and interest-bearing deposits increased $158.9 million, or 21.2%, during the same period, to $909.9 million. Alternative funding sources such as Federal Home Loan Bank advances, national CDs and brokered deposits were used to supplement funding sources. At September 30, 2008, brokered deposits were $53.7 million and Federal Home Loan Bank advances were $52.1 million, compared to brokered deposits of $146.5 million and Federal Home Loan Bank advances of $57.3 million at December 31, 2007. These alternative funding sources are necessary to fund our growth in loans at reasonable spreads and are a secondary source of financing utilized to fund loan growth. The cost of these alternative funding sources can be less expensive than our local deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Federal funds purchased	$—	$10,000
Securities sold under agreements to repurchase	8,457	6,536
Short-term notes payable	4,962	4,512

	$13,419	$21,048

At September 30, 2008, we had $44.0 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at September 30, 2008 and December 31, 2007. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

We also have a short-term line of credit for $10.0 million with a third party financial institution. The balances on this note payable were $5.0 million and $4.5 million at September 30, 2008 and December 31, 2007, respectively. A portion of these funds were used to inject additional capital into Appalachian Community Bank, which, due to our loan growth, was necessary in order to maintain our “well-capitalized” status under the regulatory capital guidelines. The remaining portion of these funds were used to repurchase 16,000 and 35,000 shares of our common stock during 2008 and 2007, respectively. These shares, upon repurchase, were retired and became authorized but unissued shares of our common stock.

Subordinated Long-term Capital Notes

On September 30, 2008 and October 30, 2008, Appalachian Community Bank issued an aggregate of $6,125,000 and $200,000, respectively, in Fixed Rate Subordinated Notes, which will mature on September 30, 2015 (the “Notes”). Interest on the Notes is fixed at 10% per annum, subject to an adjustment by the Bank on or before December 31, 2008 that may increase the annual rate, but such increase will not exceed 12.5%. The interest on the Notes is payable semi-annually in arrears on June 30 and December 31 of each year. The Bank may redeem all or some of the Notes at anytime beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date. Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation. There is no right of acceleration in the case of default in payment of principal of or interest on the Notes. The proceeds will be used for general corporate purposes and to support loan growth. The Notes qualify as Tier II capital under risk-based capital guidelines and will strengthen the Bank’s well-capitalized position under the federal prompt corrective action guidelines.

Shareholders’ Equity

Total shareholders’ equity was $73.6 million at September 30, 2008, a decrease of $92,000 as compared to $73.7 million at December 31, 2007. This decrease included net losses of $782,000 for the nine months ended September 30, 2008. In addition, we issued 103,479 shares of common stock to our 401(k) Plan during the first quarter of 2008 for proceeds of $885,000; and had an increase related to stock-based compensation expense of $224,000. These increases were reduced by the repurchase of 16,000 shares of our common stock for $183,000 through our stock buy-back program, as well as a $236,000 decrease in the accumulated other comprehensive income on our available-for-sale securities.

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

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $628.1 million, or 70.3%, of the total loan portfolio at September 30, 2008, and investment securities that mature in one year or less equaled approximately $5.7 million or 7.3% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At September 30, 2008, we had $70.4 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At September 30, 2008, time deposits that mature in one year or less equaled approximately $586 million. At September 30, 2008, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $44.0 million. At September 30, 2008, the outstanding balance of federal funds purchased was $-0-.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $150.6 million as of September 30, 2008. This line is subject to collateral availability. At September 30, 2008, the outstanding balance of the line of credit was $52.1 million, none of which is accounted for as a short-term line of credit.

In addition, we have a short-term line of credit with a third party financial institution in the amount of $10.0 million. Funds available from this line of credit at September 30, 2008 were $5.0 million.

Capital Resources

The Company, Bank and Thrift are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company, Bank and Thrift and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Bank and Thrift must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank and the Thrift to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008, that the Company, the Bank and the Thrift met all capital adequacy requirements to which they are subject and, as set forth in the table below, are well capitalized under the regulatory framework for capital adequacy.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2008:
Total Risk-based Capital
Consolidated	$95,048	10.46%	$72,697	8.00%	$90,871	10.00%
Appalachian Community Bank	89,661	10.69	67,094	8.00	83,868	10.00
Appalachian Community Bank, F.S.B.	8,921	13.35	5,345	8.00	6,681	10.00
Tier 1 Risk-based Capital
Consolidated	77,533	8.53	36,348	4.00	54,523	6.00
Appalachian Community Bank	73,022	8.71	33,547	4.00	50,321	6.00
Appalachian Community Bank, F.S.B.	8,085	12.10	2,673	4.00	4,009	6.00
Tier 1 Leverage
Consolidated	77,533	7.11	43,614	4.00	N/A	N/A
Appalachian Community Bank	73,022	7.15	40,839	4.00	51,049	5.00
Appalachian Community Bank, F.S.B.	8,085	11.67	2,771	4.00	3,464	5.00

Contractual Obligations

In June 2008, we entered into contractual agreements for the construction of new branch facilities for our Dahlonega, Georgia; Dawson County, Georgia; and Murphy, North Carolina locations. The total amounts stated on the contracts when signed were $937,500 each, for construction of our new facilities in Dahlonega and Dawsonville, Georgia locations, and $975,450 for the Murphy, North Carolina location. We expect to occupy two of these facilities, which are replacing current leased locations, prior to the end of 2008. We expect to occupy the third facility in early 2009.

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

A summary of our commitments as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Loan commitments	$74,652	$97,007
Standby letters of credit	5,082	5,025

	$79,734	$102,032

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

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Treasury has announced that publicly traded institutions that wish to participate in the TARP Capital Purchase Program must apply before 5:00 p.m. (EST) on November 14, 2008, but that it intends to extend the deadline and promulgate different investment terms for institutions that are not publicly traded. Institutions that receive Treasury approval to participate in the TARP Capital Purchase Program have 30 days to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the Treasury.

Eligible financial institutions can generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1% to 3% of the institution’s risk-weighted assets. In the case of the Company, this would permit the Company to apply for an investment by the U.S. Treasury of between approximately $9.0 million and $27.3 million.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the unsecured senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. All institutions are covered automatically under the Temporary Liquidity Guarantee Program until the opt out deadline of December 5, 2008. The Company currently intends to remain in the Temporary Liquidity Guarantee Program.

We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.

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

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Volatility in the capital and credit markets, together with the current real estate slowdown, have resulted in significant pressure on the financial services industry.

We have experienced a higher level of foreclosures and losses upon foreclosure during recent periods than we have historically. If current volatility and market conditions continue or worsen, our business, financial condition and results of operations could be materially adversely affected. We may therefore experience further increases in loan losses, deterioration of capital or limitations on our access to funding or capital.

The Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

Our ability to raise capital could be limited, could affect our liquidity and could be dilutive to existing shareholders.

Current capital markets conditions are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise such capital. In such a case, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the number and prices paid for repurchased shares.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
1/1/08 to 1/31/08	0	$0.00	0	$1,987,600
2/1/08 to 2/29/08	16,000	11.44	16,000	1,804,560
3/1/08 to 3/31/08	0	0.00	0	—

Total	16,000	$11.44	16,000	$—

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period. This program expired on February 27, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

On July 31, 2008 we amended our 401(k) plan known as the Appalachian Bancshares, Inc. Employees’ Savings and Profit Sharing Plan to be known as the Appalachian Bancshares, Inc. Employee Stock Ownership Plan With 401(k) Provisions (effective January 1, 2008). This amended plan qualifies under Section 401(a), 401(k) and 401(m) of the Internal Revenue Code (The “Code”) and also qualifies as an employee stock ownership plan under Section 4975(e)(7) of the Code and United States Department of Labor Regulation Section 2550.408b-3.

Item 6.	Exhibits.

The following Exhibits are filed with this report:

Exhibit No.	Exhibit

4.1	Form of Appalachian Community Bank Fixed Rate Subordinated Debenture.

10.1	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.1 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.2	Change in Control Agreement (as amended and restated), , dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and J. Keith Hales (included as Exhibit 10.2 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.3	Form of Salary Continuation Agreement (as amended and restated) for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.4	Appalachian Bancshares, Inc. Amended and Restated Employee Stock Ownership Trust.*

10.5	Appalachian Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: November 14, 2008	/s/ Tracy R. Newton
Tracy R. Newton President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2008	/s/ Danny F. Dukes
Danny F. Dukes Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1	Form of Appalachian Community Bank Fixed Rate Subordinated Debenture.

10.4	Appalachian Bancshares, Inc. Amended and Restated Employee Stock Ownership Trust.

10.5	Appalachian Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.