Form 10-K
period 2008-12-31
APPALACHIAN BANCSHARES INC
filed 2009-04-03
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

There were 5,475,701 shares of the registrant’s common stock outstanding as of March 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

APPALACHIAN BANCSHARES, INC.

2008 Form 10-K Annual Report

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

General Overview

We are a Georgia corporation organized in 1996 to serve as the bank holding company for Appalachian Community Bank (formerly Gilmer County Bank), a state-chartered bank located in the foothills of the Blue Ridge Mountains in North Georgia. We are headquartered in Ellijay, Georgia. As of April 2007, we also serve as the bank holding company for Appalachian Community Bank, F.S.B., a federally-chartered thrift headquartered in McCaysville, Georgia with offices in Murphy, North Carolina and Ducktown, Tennessee. We also serve as the bank holding company for Appalachian Real Estate Holdings, Inc., which was formed in June 2008 to hold certain real estate that may be acquired by the Bank and the Thrift through foreclosure.

In 1995, Gilmer County Bank opened its first branch office in Ellijay, Georgia. In November 1998, we acquired a bank with one location in Blairsville, Georgia, and changed its name to Appalachian Community Bank to reflect our strategy to build a community bank franchise in our geographic market area. In May 2000, we opened a branch office in East Ellijay, Georgia, and in August 2001, we opened a loan production office in Blue Ridge, Georgia, which we converted to a full-service branch in February 2002. In August 2001, we merged Appalachian Community Bank into Gilmer County Bank, although we continue to operate our branches in Ellijay and East Ellijay under the trade name “Gilmer County Bank.” During 2006, we opened full-service branches in Chatsworth, McCaysville, Dawsonville, Georgia, a second branch in East Ellijay, Georgia, as well as loan production offices in Murphy, North Carolina and Ducktown, Tennessee. We received our final regulatory approval to form and open a federally-chartered thrift subsidiary on February 16, 2007, which opened and began operating, under the name Appalachian Community Bank, F.S.B., on April 23, 2007. The thrift acquired, as its headquarters, our branch in McCaysville, Georgia and we converted our loan production offices in Murphy, North Carolina, and Ducktown, Tennessee, into full-service branches of the thrift. In 2007, we opened a second bank branch in Dawsonville, Georgia, as well as bank branches in Dahlonega and Dalton, Georgia.

We provide a full range of retail and commercial banking products and services to individuals and small- to medium- sized businesses through our community banking relationship model. Such products and services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. As of December 31, 2008, we had total assets of approximately $1.2 billion, total loans of approximately $885.4 million, total deposits of approximately $1.0 billion and total shareholders’ equity of approximately $72.4 million. Our website is located at www.apab.com.

Recent Development

As a result of the recently completed examination by the Federal Deposit Insurance Corporation (FDIC), the Board of Directors and management anticipate that the FDIC and the Georgia Department of Banking and Finance (collectively with the FDIC, the “Agencies”) will place the Bank under an administrative action which will contain certain operational and financial restrictions. We are currently in the process of reviewing and negotiating the proposed order of the FDIC and expect that this administrative action will require us, among other things, to assess and potentially modify our management structure, reduce and improve our level of classified assets over designated periods of time, perform internal loan reviews on a more frequent basis, maintain an appropriate allowance for loan and lease losses, implement a commercial real estate lending policy, restrict the use of brokered deposits, maintain a Tier 1 capital ratio equal to or greater than 8% of total assets and a total risk-based capital ratio equal to or greater than 10% of total assets, and to review and, where appropriate, revise various Bank policies on matters such as liquidity and funds management, earnings improvement, lending and collection, loan review and underwriting. As with other similarly situated banks, we anticipate that the Bank will be restricted from paying any dividends without the prior written consent of the Agencies. The issuance of such action will also result in the Bank not being considered “well-capitalized” and therefore result in higher FDIC insurance assessments in 2009 and for at least the term of the action.

We further anticipate that the Bank will be required to send periodic written progress reports to the Agencies to show its progress in complying with the restrictions so imposed. These restrictions will remain in place until terminated by the Agencies.

In conjunction with any administrative action placed on the Bank, we anticipate that the Federal Reserve System would impose an administrative action on the Holding Company. We expect that the restrictions imposed by the Federal Reserve would (among other matters): limit the activities of the Holding Company by restricting dividend payments to shareholders without the prior approval of the Federal Reserve Bank and the prior approval of the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve; prohibit any redemption of shares without prior approval of the Reserve Bank; prohibit the appointment of new officers or directors of the Holding Company without prior Reserve Bank approval; and will require the Holding Company to provide quarterly progress reports to the Reserve Bank. These restrictions and requirements would remain in place until terminated by the Federal Reserve.

In anticipation of such actions discussed above, the Company has hired a consulting firm to assist them with raising additional capital in order to meet requirements for additional capital.

Our Market Area

Our market area is located approximately 80 miles north of Atlanta and is primarily comprised of Gilmer, Fannin, Union, Murray, Dawson, Lumpkin and Whitfield Counties in Georgia, as well as Cherokee County North Carolina and Polk County Tennessee. Our market area includes both “North Georgia” and the “Tri-State Area”, the latter consisting of the contiguous three-county area (Fannin, Polk and Cherokee Counties) where Georgia, Tennessee and North Carolina come together. Our market area provides a number of outdoor recreational activities, including hiking, canoeing, fishing, swimming, rafting, hunting and mountain biking. We believe that the natural resources of our market area and its proximity to metropolitan Atlanta are two of the main reasons that our market area has experienced significant population growth in the past. In particular, our market area’s abundant outdoor and recreational activities have historically made it a popular area for second-home buyers and retirees. The current economic downturn, however, has greatly affected the growth in our area as well as this second-home market. However, due to our location and natural resources, we believe that when the economy strengthens, our growth and this market will improve.

Operating and Growth Strategy

Our strategy is to build a community bank franchise servicing real estate developers, small business owners and primary and second home buyers in our market area and surrounding communities. We believe we can execute this strategy and grow our business by building personal relationships with our customers, emphasizing superior customer service and communicating a consistent set of operating principles to our employees.

Lending Activities

General. We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small to mid-size businesses that are located or conduct a substantial portion of their business in our market area. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral and our underwriting standards vary for each type of loan, as described below. As of December 31, 2008, 87.6% of the loans in our loan portfolio were secured by real estate. At December 31, 2008, we had total loans of $885.4 million, representing 74.7% of our total assets. Historically, we have focused our lending activities primarily to small business owners and residential real estate developers. However, due to the current downturn in real estate development and values, our current focus is to develop our commercial and industrial loans as well as consumer type loans. At December 31, 2008, loans to the construction and development industry amounted to $389.3 million, or approximately 44.0% of our total loan portfolio, loans to the poultry industry amounted to $19.7 million, or approximately 2.2% of our total loan portfolio and loans to the hospitality (hotel/motel) industry amounted to $8.0 million, or approximately 0.9% of our total loan portfolio.

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

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio. To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in the real estate whenever possible, in addition to the other available collateral. At December 31, 2008, loans primarily secured by real estate amounted to $775.6 million, or 87.6%, of our total loan portfolio.

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

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%. At December 31, 2008, total construction and development loans amounted to $389.3 million, or 44.0% of our loan portfolio. Residential construction and development loans totaled $328.5 million, or 37.1% of our loan portfolio, and commercial construction loans represented $60.9 million, or 6.9% of our loan portfolio.

•

Commercial Real Estate Loans. Our commercial real estate loans generally have terms of five years or less, although payments can be structured to amortize longer. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We also generally require that a borrower’s cash flow exceeds 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by farmland and nonresidential commercial real estate. At December 31, 2008, commercial real estate loans (other than commercial construction loans) amounted to $173.6 million, or approximately 19.6% of our loan portfolio.

•

Residential Real Estate Loans. At December 31, 2008, our residential real estate loans consisted primarily of loans secured by one- to- four family residences and multi-family (five or more) residences. These loans are generally secured by residential real estate. We also offer, through our mortgage banking department, fixed and adjustable-rate residential real estate loans which we sell under fixed price commitments to third party lenders rather than originating and retaining these loans ourselves. We will not close these residential real estate loans without a fixed price commitment to sell from a correspondent lender, and we do not service these loans. At December 31, 2008, total residential real estate loans amounted to $212.7 million, or 24.0% of our loan portfolio. Loans secured by one-to-four family residences totaled $199.8 million, or 22.6% of our loan portfolio, and loans secured by multi-family residences totaled $12.9 million, or 1.5% of our loan portfolio.

Commercial Business Loans. We make loans for commercial purposes to various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2008, commercial business loans amounted to $72.5 million, or 8.2% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the real estate category above.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and value of any available collateral. Consumer loan rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2008, consumer loans amounted to $28.6 million, or 3.2% of our loan portfolio.

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

Credit Administration and Loan Review. We maintain a continuous loan review system and use an independent consultant to review the loan files on a quarterly basis. Each loan officer is responsible for rating each loan he or she makes and for reviewing those loans on a periodic basis. Our credit underwriting and credit administration groups assist us in strengthening our credit review processes and establishing performance benchmarks in the areas of nonperforming assets, charge-offs, past dues and loan documentation. Our credit administration meets weekly with all loan officers to review the status of all past due loans, nonperforming loans and any relationships placed on our internal watch list. We have recently set up a special assets committee to address issues with classified credits when all account officer collection efforts have been exhausted.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the bank and the thrift are subject to a legal limit on loans to a single borrower equal to 15% of the bank’s or thrift’s capital and unimpaired surplus for unsecured loans and 25% of the bank’s or thrift’s capital and unimpaired surplus for fully secured loans. This limit will increase or decrease as the bank’s or thrift’s capital increases or decreases. Based on the capitalization of the bank at December 31, 2008, the bank’s legal lending limits were approximately $18.0 million for secured loans and $10.8 million for unsecured loans. Based on the capitalization of the thrift at December 31, 2008, the thrift’s legal lending limits were approximately $2.1 million for fully secured loans and $1.2 million for unsecured loans. We sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit. At December 31, 2008, we had participations sold totaling $68.4 million.

Deposit Services

Our principal source of funding is core deposits, supplemented by brokered deposits, Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, other borrowings and securities sold under agreements to repurchase. We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

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

We are committed to modifying existing, or developing new, products and services that are responsive to the banking demands of our customers. For example, in 2006 we began offering an internet-based cash management system for small businesses, as well as an enhancement to personal checking accounts that improves the overdraft process. In 2007, we added remote deposit capture as an added convenience to our large commercial deposit customers. In the future we intend to upgrade and expand our services to ensure that we remain competitive in our product offerings.

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

Following is a summary of banks and thrifts in our market areas as of June 30, 2008, the most recent date for deposit data compiled by the Federal Deposit Insurance Corporation (“FDIC”):

County	Number of Locally Owned Banks/Thrifts with Offices	Number of Non-locally Owned Banks/Thrifts with Offices
Gilmer County, Georgia	Three	Three
Union County, Georgia	One	Three
Fannin County, Georgia	One	Six
Murray County, Georgia	One	Four
Dawson County, Georgia	Three	Four
Lumpkin County, Georgia	None	Six
Whitfield County, Georgia	Two	Thirteen
Cherokee County, North Carolina	One	Six
Polk County, Tennessee	Two	Three

Many of our competitors, such as Regions Bank, BB&T and United Community Bank, are well-established, larger financial institutions which have substantially greater resources and lending limits. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. We also compete with small banks and thrifts in our markets. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and thrifts.

Market Share

As of June 30, 2008, according to the most recent data compiled by the FDIC, our “North Georgia” market area (Gilmer, Fannin, Union, Murray, Dawson, Lumpkin and Whitfield Counties) had total deposits of approximately $5.7 billion, which represented a 4.2% deposit increase from 2007. As of June 30, 2008, we had over 56% market share in Gilmer County, a 21% share in Murray County, a 17% share in Fannin County, a 7% share in Union County, an 8% share in Dawson County, a 4% share in Lumpkin County and a 1% share in Whitfield County. In Polk County, Tennessee, as of June 30, 2008, total deposits amounted to approximately $183.5 million, of which we had $5.1 million, or 3%. In Cherokee County, North Carolina, as of June 30, 2008, total deposits were $489.4 million of which we had $11.9 million or a 2% share of these deposits.

Employees

As of December 31, 2008, we had 288 full-time equivalent employees.

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

SUPERVISION AND REGULATION

Our business is subject to extensive state and federal banking laws and regulations that impose restrictions on and provide general regulatory oversight of our operations. These laws and regulations are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when, and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Appalachian Bancshares, Inc.

Because the Company owns all of the capital stock of each of Appalachian Community Bank, our bank subsidiary, Appalachian Community Bank, F.S.B., our thrift subsidiary, and Appalachian Real Estate Holdings, Inc, our other real estate subsidiary, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “Department”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits the acquisition of a bank that has been chartered for less than three years.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for both the Bank and the Thrift and to commit resources to support both wholly-owned subsidiaries. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank or the Thrift will be repaid only after deposits and various other obligations are repaid in full. In the event of our bankruptcy, any commitment that we give to the respective federal banking regulator to maintain the capital of the Bank or the Thrift will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Appalachian Community Bank and Appalachian Community Bank, F.S.B.

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the Department. The FDIC and the Department regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank’s business, activities, and operations.

The Thrift, pursuant to the provisions of the Home Owners’ Loan Act of 1933, is subject to the supervision, examination, and reporting requirements of the Office of Thrift Supervision (“OTS”). Pursuant to the provisions of the Home Owners’ Loan Act and the regulations of the OTS promulgated thereunder, the Thrift is required to maintain its status as a “qualified thrift lender” and, additionally, to conduct its lending and investment activities within certain prescribed categories.

To meet the OTS requirements as a “qualified thrift lender”, a thrift institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Appalachian Community Bank, F.S.B. met the OTS requirements as a qualified thrift lender throughout 2008. The Thrift will continue to calculate the ratio at least quarterly.

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

Branching. Under Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of its primary bank regulator. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. Our subsidiaries (subject to the provisions of the Home Owners’ Loan Act, applicable to our Thrift subsidiary), and any other national or state-chartered bank generally may branch across state lines by merging with financial institutions in other states if allowed by the target states’ laws. Georgia’s law, subject to limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Consequently, until Georgia changes its election, the only way the Bank will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger. However, notwithstanding contradictory state law, the Home Owners’ Loan Act permits nationwide interstate branching for federal thrifts, subject to certain approvals and restrictions under federal law and regulations. As a result, branches of the Company’s thrift subsidiary are located in Georgia, Tennessee and North Carolina.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2008, the Bank and the Thrift qualified for the well-capitalized category.

A “well-capitalized” bank or thrift is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank or thrift outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank or thrift may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank or thrift is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

FDIC Insurance Assessments. The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities. The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program. Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program. Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed a surcharge on amounts that are otherwise insured. The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the financial statements and regulatory reports of the Company’s subsidiaries. Because of its significance, our subsidiaries have developed a system by which they develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006 encourages all institutions to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, our subsidiaries maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The estimate of the credit losses of our subsidiaries reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Control Accounting Policies.”

Commercial Real Estate Lending. The lending operations of our subsidiaries may be subject to enhanced scrutiny by federal banking regulators based on their concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

As of December 31, 2008, the bank’s and thrift’s concentration in construction, land development and other land loans were $709.1 million and $66.5 million, respectively, both of which were in excess of the above stated guidelines. Concentrations in commercial real estate loans for the bank and the thrift were $143.3 million and $30.3 million, respectively, which were also in excess of the above stated guidelines. We are currently making an effort to reduce our exposure to these type loans and our focus has shifted to developing our commercial and industrial loans as well as our consumer loans.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Company’s subsidiaries. Additionally, our subsidiaries must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank and the Thrift are subject to state usury laws and federal laws concerning interest rates. The Company’s loan operations as conducted by our subsidiaries are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition, the deposit operations of the Bank and the Thrift are subject to federal laws applicable to depository accounts, such as the following:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and its subsidiaries are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, the FDIC, in the case of the Bank, and the OTS, in the case of the Thrift. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Company’s subsidiaries are also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components:
Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008 our ratio of total capital to risk-weighted assets was 9.89% and our ratio of Tier 1 Capital to risk-weighted assets was 7.96%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 6.64%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank holding company or its subsidiaries to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

The FDIC approved Appalachian Community Bank, F.S.B.’s application for federal deposit insurance on January 19, 2007, subject to the condition that the Tier 1 capital to assets leverage ratio be maintained at not less than 8%, throughout the first three years of operation, and that an adequate allowance for loan and lease losses be provided.

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiaries. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank and the Thrift pay to the Company as the respective subsidiaries’ sole shareholder. Statutory and regulatory limitations apply to the payment of dividends to the Company by its subsidiaries, as well as to the Company’s payment of dividends to its shareholders. If, in the opinion of the federal banking regulator, the Bank or the Thrift were engaged in or about to engage in an unsafe or unsound practice, the respective federal banking regulator could require, after notice and a hearing, that the subsidiary stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks and thrifts should generally only pay dividends out of current operating earnings.

The Bank is required to obtain prior approval of the Department if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year. This limitation also applies to a bank holding company’s payment of dividends to its shareholders. The payment of dividends by the Company and its subsidiaries may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2008, due to the Bank’s net loss for the year, cash dividends could not be paid without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and its subsidiaries are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	an institution’s loans or extensions of credit to affiliates;

•	an institution’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	an institution’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of an institution’s capital and surplus and, as to all affiliates combined, to 20% of an institution’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank and the Thrift must also comply with other provisions designed to avoid taking low-quality assets.

The Company and its subsidiaries are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Our subsidiaries are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Liability of Commonly Controlled Depository Institutions

Pursuant to Section 5(e) of the Federal Deposit Insurance Act, commonly controlled institutions, such as the Bank and the Thrift, which are controlled by the same company, may be liable for losses incurred or reasonably anticipated by the FDIC in the event of an affiliate financial institution’s default or a rendering of assistance by the FDIC if such institution is in danger of default. The FDIC, however, in its sole discretion, may exempt the Bank, or any insured depository institution, from this liability if it determines that such exemption is in the “best interest of the Bank Insurance Fund or the Savings Association Insurance Fund.” If the FDIC determined that the Bank, or another commonly controlled institution, was not exempt from such liability, the liability would attach at the time of default. Such liability would be superior to any obligation to shareholders and any liability owed to an affiliate of the Bank. On the other hand, such liability would be junior in right and payment to any deposit liability, any secured obligation, and any other senior liability or obligation subordinate to depositors or other general creditors, similar to the indebtedness to be represented by the Notes.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. Neither the Company nor its subsidiaries can predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

We could suffer additional loan losses from a continued decline in credit quality.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Declines in real estate values have adversely affected our credit quality and profitability.

During 2008, confidence in the credit market for residential housing finance significantly eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms. The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties. In turn, this tightening of credit has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets, which has reduced the market values for comparable real estate.

The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential profits to many of the builders and developers of properties to whom we have extended loans. As a result, some of these borrowers have been unable to repay their loans in accordance with their terms, which has led to an increase in our past due, impaired and non-performing loans. If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses. In addition, declining real estate and other asset values may reduce the available equity associated with these assets, which, in turn, would limit the ability of borrowers to use such equity to support borrowings.

Moreover, if the current recession continues, the Company may be required to further increase our loan loss provision, and may experience significantly higher delinquencies and credit losses. An increase in our loan loss provision or increased credit losses would reduce earnings and adversely affect the Company’s financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets. Based on the activity discussed above, the Company’s future rate of growth, if any, could be significantly less than its historical levels and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2008, approximately $389.3 million, or 44.0%, of our total loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase substantially in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our non-performing assets increased significantly to $41.5 million, or 4.62%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

Weakness in residential property values and mortgage loan markets could adversely affect us.

Recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly impacting the value of loans in our portfolio. This has been most pronounced in residential construction and development loans, and in subprime and Alt-A lending. The turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and by decreasing the value of the collateral for our mortgage loans. We also have a significant amount of loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on the residential loan portfolio depend to large degree on the level of interest rates, the unemployment rate, economic conditions, and collateral values, and are therefore difficult to predict.

Additionally, we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could harm our liquidity, results of operations, and financial condition. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. Our whole loan sale agreements sometimes require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity, results of operations, and financial condition could be adversely affected.

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2007, we had a total of $1.5 million of OREO, and at December 31, 2008, we had a total of $13.2 million of OREO, reflecting a $11.7 increase, or 775.7%, from 2007 to 2008. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2009. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Recent negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

The deterioration in the residential mortgage market may continue to spread to commercial credits, which may result in greater losses and non-performing assets, adversely affecting our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally. If the losses in the residential mortgage market continue to spread to commercial credits, then we may be forced to take greater losses or to hold more non-performing assets. Our business operations and financial results could be adversely affected if we continue to experience losses from our commercial loan portfolio.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there is a uniform 7 basis points (annualized) increase to the assessments that banks pay for deposit insurance. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter of 2009 assessment. In addition, the FDIC is currently considering a proposal that would increase the assessments that riskier institutions pay, beginning in the second quarter of 2009. As of January 31, 2009, the FDIC had not adopted the proposed increased assessments for riskier institutions, but we cannot predict whether the FDIC will adopt this rule.

During the year ended December 31, 2008, we paid $809,545 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the corresponding increase in assessments, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2009, which could have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification or because of another uniform increase, our earnings could be further adversely impacted.

Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.

The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.

A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.

The Company may be required to take other-than-temporary impairment charges on various securities in its investment portfolio. In addition, depending on various factors, including the fair values of other securities that we hold, we may be required to take additional other-than-temporary impairment charges on other investment securities. Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.

During the third quarter of 2008, the Company recognized an other than temporary impairment charge of $816,000 on its investment in Freddie Mac preferred stock. The value of these securities declined significantly after the U.S. Government placed the company into conservatorship in September 2008. The remaining carrying value of the preferred stock at December 31, 2008 is $6,000.

A reduction in the fair value attributable to recently acquired units of our business may result in the Company having to recognize a non-cash goodwill impairment charge, which would negatively impact our earnings and, consequently, our ability to pay dividends.

In 1998 the Company acquired a bank located in Blairsville, Georgia. We booked $1,991,891 in goodwill as an intangible asset on its balance sheet in connection with this acquisition. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires us to make a periodic assessment of any goodwill we carry on our balance sheet by comparing the current fair value of each unit for which goodwill has been recognized to that unit’s book value. In the event that the assessment shows that the book value of any unit exceeds its fair value, a non-cash, after-tax, we must take a goodwill impairment charge equal to the difference between relevant book and fair values. While such a goodwill impairment charge would have no impact on our regulatory capital ratios or liquidity position, it would result in a reduction of our earnings.

The goodwill impairment assessment must occur on at least an annual basis, or more frequently as changing circumstances would dictate. The Company normally performs its annual assessment on December 31 of each year. After its December 31, 2008 assessment, we determined that no goodwill impairment change was necessary. However, the weakening of real estate markets, both nationally and locally in our primary market area, the tightening of credit, and other events of the past months have generally resulted in the lowered market valuation of financial institutions operating in the southeastern United States and may require that we realize a goodwill impairment charge in 2009.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we have increased our allowance from $9.8 million as of December 31, 2007 to $14.5 million as of December 31, 2008. We expect to continue to increase our allowance in 2009; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for 2009. These factors could result in further increases in loan loss provisions, and additional delinquencies, charge-offs, or both in future periods, any of which may adversely affect our financial condition and results of operations. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and additional increases to our allowance for loan and lease losses.

In addition, deterioration of the U.S. economy may adversely impact our banking business more generally. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs, and credit losses may also increase in periods of economic slowdown or recessions. Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others, and the current recession has negatively impacted businesses of all types. All of these affected businesses have banking relationships, and when their businesses suffer from an economic slowdown or recession, the banking relationship suffers as well.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our market area.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2009, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

Our access to additional short term funding to meet our liquidity needs is limited.

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as assets mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits, and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through our cash on hand, and loan and other asset repayments, we may need to borrow additional funds. Currently, our access to additional borrowed funds is limited, and we may be required to pay above market rates for additional borrowed funds, which may adversely affect our results of operations.

As of December 31, 2008, we had approximately $262.7 million in out of market deposits, including brokered deposits, which represented approximately 25.9% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Our business strategy includes stabilizing growth, preserving market presence and raising capital, and as a result, our financial condition and results of operations could be negatively affected if we fail to effectively stabilize our growth, preserve our market presence or raise capital.

In light of the current adverse economic conditions, expenses, and difficulties currently being experienced in our industry, we intend to stabilize the growth of our business while preserving our market presence. In addition, as a result of the current economic environment, we plan to raise additional capital. We cannot assure you we will be able to stabilize growth and preserve our market presence in our existing markets or successfully raise capital. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.

Our ability to successfully stabilize our growth and preserve our market presence will depend on a variety of factors including the current economic environment, the availability of desirable business opportunities, and the competitive responses from other financial institutions in our market areas. While we believe we have the management resources and internal systems in place to preserve our market presence, stabilize our growth and raise capital, there can be no assurance that capital will be available or growth, in light of current economic conditions, will be managed successfully.

Adverse market conditions and future losses may require us to raise additional capital to support our operations, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our operations.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Our ability to raise capital could be limited and could be dilutive to existing shareholders.

Current capital markets are such that traditional sources of capital may not be available to us on reasonable terms. If we need to raise capital, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 19% of our fully diluted outstanding common stock as of December 31, 2008. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

We face intense competition in all of our markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, credit unions, and mortgage companies. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than us and have greater access to capital and other resources. Also, our ability to compete effectively in our business depends on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Negative publicity about financial institutions, generally, or about the Company or Bank, specifically, could damage the Company’s reputation and adversely impact its business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or Bank, specifically, in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”), the State Department of Banking and Finance, and the Office of Thrift Supervision. Our compliance with Federal Reserve Board, FDIC, and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting, and disclosure practices. Additional legislation or regulations, or amendments to current legislation or regulations, related to corporate governance, reporting, and disclosure may cause us to experience greater compliance costs.

The Emergency Economic Stabilization Act of 2008 (“EESA”) or other governmental actions may not stabilize the financial services industry.

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

In addition to EESA, a variety of legislative, regulatory, and other proposals have been discussed or may be introduced in an effort to address the financial crisis. Depending on the scope of such proposals, if they are adopted and applied to the Company, our financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to our business.

Changes in monetary policies may have an adverse effect on our business, financial condition, and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its clients involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices and the operations center for the company, the bank and the thrift are located at 822 Industrial Boulevard, Ellijay, Georgia. We own this property. In addition to this facility, we operate thirteen branch offices, of which nine are owned and four are subject to either building or ground leases. In February 2008, we completed construction on our new Chatsworth location, which replaced a temporary leased facility. Also during 2008, we began construction on new branch offices to replace three other leased facilities. These new facilities are located at Georgia Highway 400 in Dawson County, Georgia, in Dahlonega, Georgia and in Murphy, North Carolina. We began banking operations in the Dawson and Dahlonega facilities in 2008 and we were able to occupy the Murphy location in January 2009.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “APAB”. As of March 19, 2009, we had approximately 1,257 shareholders of record.

The following table shows the reported high and low sales prices reported by the Nasdaq Global Market for each of the four quarters in 2008 and 2007.

	Estimated Price Range Per Share
	High	Low
Year End 2008:
First Quarter	$12.50	$8.10
Second Quarter	7.50	7.50
Third Quarter	7.71	4.99
Fourth Quarter	5.84	2.50

Year End 2007:
First Quarter	$21.92	$18.35
Second Quarter	19.75	17.10
Third Quarter	17.84	13.97
Fourth Quarter	15.24	9.43

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

Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
1/1/08 to 1/31/08	0	$0.00	0	$1,987,600
2/1/08 to 2/29/08	16,000	11.44	16,000	1,804,560
3/1/08 to 3/31/08	0	0.00	0	—

Total	16,000	$11.44	16,000	$—

(1)	On March 2, 2007, we announced a program to repurchase up to an aggregate of $2.5 million of our common stock over the twelve month period ending February 27, 2008. This program expired on February 27, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2004 through 2008 is derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008 are included elsewhere in this report.

	At and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except shares and per share data)
Selected Balance Sheet Data
Assets	$1,185,678	$971,200	$758,214	$592,606	$472,811
Investment securities	79,308	76,565	72,413	68,872	61,985
Restricted equity securities	4,932	3,945	2,312	2,698	2,670
Foreclosed assets	13,323	1,573	1,218	147	516
Loans, held for sale	2,783	6,503	733	—	—
Loans	885,374	807,522	631,053	457,418	377,352
Allowance for loan losses	14,510	9,808	7,670	6,059	4,349
Deposits	1,013,276	807,597	651,134	473,310	381,498
Short-term borrowings	10,604	21,048	4,738	24,892	15,470
Accrued interest payable	1,936	2,059	1,454	728	540
FHLB advances	72,000	57,350	25,050	24,950	31,950
Subordinated long-term capital notes	12,511	6,186	6,186	6,186	6,186
Other liabilities	2,913	3,297	2,889	2,715	1,084
Shareholders’ equity	72,438	73,663	66,763	59,825	36,083

Summary Results of Operations Data
Interest income	$69,005	$72,127	$53,193	$34,750	$25,736
Interest expense	34,034	34,800	22,494	11,880	7,558

Net interest income	34,971	37,327	30,699	22,870	18,178
Provision for loan losses	12,915	4,726	3,253	2,211	1,235

Net interest income after provision for loan losses	22,056	32,601	27,446	20,659	16,943
Non-interest income	4,247	5,518	3,971	3,303	2,829
Non-interest expense	31,614	29,786	22,561	16,338	13,840

Income (loss) before taxes	(5,311)	8,333	8,856	7,624	5,932
Income tax expense (benefit)	(2,452)	2,763	2,852	2,502	1,885

Net income (loss)	$(2,859)	$5,570	$6,004	$5,122	$4,047

Per Share Data
Net income (loss)—basic	$(0.53)	$1.06	$1.16	$1.24	$1.09
Net income (loss)—diluted	(0.53)	1.06	1.14	1.21	1.04
Book value	13.48	13.94	12.83	11.62	9.58
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Weighted average number shares outstanding:
Basic	5,366,658	5,265,555	5,170,687	4,123,403	3,724,095
Diluted	5,366,658	5,276,200	5,278,711	4,247,334	3,885,490

	At and for the Years Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios
Return on average assets	(0.27)%	0.65%	0.91%	0.99%	0.91%
Return on average equity	(3.80)	7.93	9.57	12.18	12.23
Net interest margin (1)	3.61	4.68	5.04	4.77	4.43
Efficiency ratio (2)	79.05	69.53	65.07	62.42	65.81
Loan to deposit ratio	87.38	99.99	97.03	96.64	98.91

Asset Quality Ratios
Nonperforming loans to total loans	3.18%	0.57%	0.55%	0.24%	0.41%
Nonperforming assets to total assets	3.50	0.64	0.62	0.21	0.44
Net charge-offs to average total loans	0.95	0.36	0.30	0.12	0.14
Allowance for loan losses to nonperforming loans	51.51	212.57	220.21	555.36	279.14
Allowance for loan losses to total loans	1.64	1.21	1.21	1.32	1.15

Capital Ratios
Average equity to average assets	7.14%	8.14%	9.49%	8.11%	7.42%
Leverage ratio	6.64	8.30	9.55	11.35	8.53
Tier 1 risk-based capital ratio	7.96	9.36	10.69	13.27	10.32
Total risk-based capital ratio	9.89	10.55	11.85	14.52	11.45

Growth Ratios and Other Data
Percentage change in net income (loss)	(151.33)%	(7.23)%	17.22%	26.56%	31.14%
Percentage change in diluted net income (loss) per share	(150.00)	(7.02)	(5.79)	16.35	28.40
Percentage change in assets	22.08	28.09	27.95	25.34	15.43
Percentage change in loans	9.64	27.96	38.12	21.22	13.56
Percentage change in deposits	25.47	24.03	37.57	24.07	14.59
Percentage change in equity	(1.66)	10.34	11.60	65.80	16.09

(1)	Taxable Equivalent.
(2)	Computed by dividing noninterest expense by the sum of net interest and noninterest income, excluding any realized gains/losses on sales of securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Report.

Overview

We were incorporated in 1996 to serve as the holding company for Gilmer County Bank (now Appalachian Community Bank). As of April 2007, we also serve as the holding company for Appalachian Community Bank, F.S.B.

The following table sets forth selected measures of our financial performance for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net income (loss)	$(2,859)	$5,570	$6,004
Total assets	1,185,678	971,200	758,214
Total loans (1)	885,374	807,522	631,053
Total deposits	1,013,276	807,597	651,134
Shareholders’ equity	72,438	73,663	66,763

(1)	Loans are net of unearned income

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

Results of Operations

Income Statement Review

Overview

For the year ended December 31, 2008, we had a net loss of $2.9 million, or $(0.53) basic net loss per common share, as compared to a net income of $5.6 million, or $1.06 basic net income per common share, for the year ended December 31, 2007, and compared to a net income of $6.0 million, or $1.16 basic net income per common share, for the year ended December 31, 2006.

Our net loss for 2008 is primarily due to the large increase in our provision for loan losses, our decrease to net interest margin, losses on our sales of other real estate (“ORE”), the write-down of our 20,000 shares of Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock, our increase in nonaccrual loans, and the increases to other operating expenses necessary to support the Company’s growth.

Net Interest Income

Years Ended December 31, 2008, 2007, and 2006

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Net interest income decreased $2.4 million, or 6.3%, to $35.0 million for 2008, compared to $37.3 million for 2007. Net interest income increased $6.6 million, or 21.6%, to $37.3 million for 2007, compared to $30.7 million for 2006. During the year ended December 31, 2008, the Prime rate (“Prime”) dropped a total of 4.00%. These decreases lowered the yield on earning assets more rapidly than it lowered the cost of funds. The average maturity of our time deposits at December 31, 2008 was 7.5 months. These time deposits made up 67% of our total deposits at December 31, 2008. Additionally, loans placed on nonaccrual status during 2008 required us to reverse interest income associated with these loans. This interest reversal had an effect on our net interest margin for the year ended December 31, 2008 of 22 basis points. Core deposit growth in our newest markets has allowed us to replace alternative funding sources with core deposits. Our core deposits, which exclude national and brokered deposits, have grown $182.8 million since December 31, 2007, of which $50.5 million of this growth is directly related to the opening of our Chatsworth facility in February 2008, and our Dawsonville facility in November 2007. During 2008, we began construction to replace three of our current temporary locations in Dawson County, Georgia, Dahlonega, Georgia and in Murphy, North Carolina. We opened our Dawson County and Dahlonega, Georgia facilities in December 2008 and we moved into our Murphy, North Carolina facility in January 2009. The net interest income increase from 2006 to 2007 was primarily the result of the growth in our loan portfolio during 2007.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 2008 was 3.61% compared to a net interest margin of 4.68% in 2007 and 5.04% in 2006. Net interest spread, the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds, was 3.39% in 2008, compared to 4.25% in 2007, and 4.53% in 2006. During 2008, the prime rate decreased a total of 400 basis points, which decreased the yield on our earning assets more rapidly than our cost of funds. Our certificate of deposit rates for similar maturities did not follow these decreases, yet our prime-based loan portfolio rates decreased immediately. The average maturity of our certificate of deposit portfolio at the end of 2008 was 7.5 months and our loan portfolio is comprised of 62% fixed rate loans. We believe that these factors will be beneficial as we adjust to a lower interest rate environment and continue to manage our margin. Although we continue to confront this margin compression with lower cost alternative funding sources, we must pay competitive rates in order to continue our core deposit growth strategy for liquidity purposes. We believe that, as our current temporary branch locations are converted to permanent banking facilities in our expansion markets, we will continue to grow core deposits and this will allow us to replace alternative funding sources with these core deposits. Until then, we will continue to use alternative funding sources as secondary sources to fund loan growth when necessary. We also believe that the Federal Reserve’s rate drops will dictate much lower competitive deposit rates because this interest margin squeeze is a banking industry concern and not unique to our company.

Average Balances, Income and Expenses, and Rates. The following table shows, for years ended December 31, 2008, 2007 and 2006, the average daily balances outstanding for the major categories of interest-earning assets and interest-bearing liabilities, and the average interest rate earned or paid. Such yields are calculated by dividing income or expense by the average daily balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Earning assets:
Loans, held for sale	$3,075	$178	5.79%	$3,356	$205	6.11%	$60	$2	3.33%
Loans, net of unearned income (1)	856,912	64,481	7.52	716,737	68,035	9.49	537,914	49,869	9.27
Investment securities(2)	80,824	4,178	5.17	77,099	3,839	4.98	72,450	3,338	4.61
Interest-bearing deposits	1,375	16	1.16	1,497	78	5.21	632	30	4.75
Federal funds sold	35,953	513	1.43	6,176	338	5.47	6,539	351	5.37

Total interest-earning assets (3)	$978,139	69,366	7.09	$804,865	72,495	9.01	$617,595	53,590	8.68

Interest-bearing liabilities:
Demand deposits	$79,322	1,800	2.27	$62,943	1,389	2.21	$74,125	1,610	2.17
Savings deposits	183,234	4,774	2.61	185,799	7,992	4.30	105,022	3,544	3.38
Time deposits	579,366	24,419	4.22	431,565	22,986	5.33	315,429	15,197	4.82

Total deposits	841,922	30,993	3.68	680,307	32,367	4.76	494,576	20,351	4.12
Other short-term borrowings	13,858	417	3.01	8,271	283	3.42	12,178	472	3.88
Long-term debt	65,245	2,624	4.02	43,226	2,150	4.97	34,976	1,671	4.78

Total interest-bearing liabilities	$921,025	34,034	3.70	$731,804	34,800	4.76	$541,730	22,494	4.15

Net interest income/net interest spread		35,332	3.39%		37,695	4.25%		31,096	4.53%
Net yield on earning assets			3.61%			4.68%			5.04%
Taxable equivalent adjustment:
Loans		22			27			28
Investment securities		339			341			369

Total taxable equivalent adjustment		361			368			397

Net interest income		$34,971			$37,327			$30,699

(1)	Average loans exclude nonaccrual loans of $8.3, $3.2, and $1.6 million for years ended December 31, 2008, 2007 and 2006, respectively. All loans and deposits are domestic.
(2)	Average securities exclude average unrealized gains/(losses) of $379,000, $(257,000), and $(839,000) for years ended December 31, 2008, 2007, and 2006, respectively.
(3)	Tax equivalent adjustments have been based on an assumed tax rate of 39%.

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

Analysis of Changes in Net Interest Income

	For the Years Ended December 31, 2008 vs. 2007			For the Years Ended December 31, 2007 vs. 2006
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Earning assets:
Loans, held for sale	$(17)	$(10)	$(27)	$200	$3	$203
Loans, net of unearned income	11,975	(15,529)	(3,554)	16,955	1,211	18,166
Investment securities	189	150	339	222	279	501
Interest bearing deposits	(6)	(56)	(62)	45	3	48
Federal funds sold	585	(410)	175	(20)	7	(13)

Total earning assets	12,726	(15,855)	(3,129)	17,402	1,503	18,905

Interest-bearing liabilities:
Demand deposits	371	40	411	(246)	25	(221)
Savings deposits	(109)	(3,109)	(3,218)	3,278	1,170	4,448
Time deposits	6,851	(5,418)	1,433	6,054	1,735	7,789

Total deposits	7,113	(8,487)	(1,374)	9,086	2,930	12,016
Other short-term borrowings	172	(38)	134	(138)	(51)	(189)
Long-term debt	943	(469)	474	408	71	479

Total interest-bearing liabilities	8,228	(8,994)	(766)	9,356	2,950	12,306

Net interest income/net interest spread	$4,498	$(6,861)	$(2,363)	$8,046	$(1,447)	$6,599

Provision for Loan Losses

Years Ended December 31, 2008, 2007 and 2006

The provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $12.9 million for 2008, $4.7 million for 2007, and $3.3 million for 2006. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Years Ended December 31, 2008, 2007 and 2006

Noninterest income for 2008, 2007 and 2006 totaled $4.2 million, $5.5 million, and $4.0 million, respectively. These amounts are primarily from customer service fees, mortgage origination commissions, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Customer service fees increased from from $1.7 million in 2006, to $2.2 in 2007, and grew to $2.5 million in 2008. The increase in customer service fees for all years is primarily related to deposits growth through our continuing efforts to gain market share in our newly established facilities. We also are continuing our efforts to increase the amount of deposit account charges based on our surveys of competitors. As a result, non-sufficient funds (NSF) and returned check charges increased during 2008. Mortgage origination commissions increased from $1.3 million in 2006 to $2.0 million in 2007 and decreased to $1.4 million in 2008. The increase in mortgage origination commissions from 2006 to 2007 relates primarily to the additional mortgage activity generated from our expansion initiative, however, the economic decline that our area experienced in 2008 greatly reduced mortgage activity. Noninterest income for the year ended December 31, 2008 was offset by net losses on sales of securities in the amount of $776,000, compared to a net gain of $7,000 for the same period in 2007 and $-0- net gains/losses for the year ended December 31, 2006. The 2008 net securities losses include the recognition of the loss on our Freddie Mac Preferred Stock in the amount of $816,000.

Noninterest Expenses

Years Ended December 31, 2008, 2007 and 2006

Noninterest expenses totaled $31.6 million in 2008, up from $29.8 million in 2007, and $22.6 million in 2006. As a percentage of total assets, our total noninterest expenses increased from 3.0% in 2006 to 3.1% in 2007, and decreased to 2.7% in 2008. Salaries and employee benefits increased $233,000, or 1.3%, to $17.7 million in 2008, and increased $4.2 million, or 31.3%, to $17.5 million in 2007. As part of management’s efforts to keep costs at a minimum in 2008, we have reduced our workforce in areas where feasible, however this was the first full year of operations for two of our newly built facilities. Since December 31, 2007, we added only five full time equivalent staff. The increase from 2006 to 2007 in salaries and employee benefits was primarily due to the additional staff necessary to support our existing market growth and our expansion initiative, as well as the addition of several management-level employees necessary to provide the infrastructure to support our continued growth. During 2006, 97 full-time equivalent employees were hired, of which 2007 was the first full year that experienced this staffing increase. In addition, certain of the agreements under our salary continuation plan were amended in May and August of 2006, which caused an increase in noninterest expenses of approximately $153,000 from 2006 to 2007.

Occupancy, furniture and equipment expenses totaled $4.3 million in 2008, $3.7 million in 2007, and $2.7 million in 2006. The 16.5% and 37.0% increases from 2007 to 2008 and from 2006 to 2007, respectively are primarily due to our expansion initiative which increased the number of branches and loan production offices from four locations to 13. As noted earlier, two of our newly built facilities had their first full year of depreciation in 2008. Additionally, we just completed three new branch facilities, two in December 2008 and another in January 2009.

Other operating expenses increased to $9.6 million from $8.6 million in 2007 and from $6.5 million in 2006. The increases for all years is primarily the result of increased losses on sales of ORE and related ORE expenses, increases in state regulatory examination fees and FDIC deposit-assessments, amortization costs, and data processing costs. Net losses on sales of ORE were approximately $764,000 in 2008, an increase of $500,000, compared to $264,000 in 2007 and $32,000 in 2006. ORE related expenses were $347,000 in 2008, compared to $206,000 in 2007 and $32,000 in 2006. Our FDIC deposit insurance and state regulatory examination costs were $927,000 in 2008, an increase of $734,000 compared to $193,000 in 2007 and $109,000 in 2006. These increases were due primarily to the increase in our FDIC deposit-insurance assessments, which occurred in the third quarter of 2007, as well as the increase in premiums relating to our growth in deposits as compared to the prior periods. Data processing fees increased by $104,000, to just over $1.0 million in 2008, compared to $932,000 in 2007 and 776,000 in 2006. Data processing increases were due to our market share growth, as well as the addition of the thrift in 2007. Our director and committee fees and other director compensation expenses increased by $100,000 to $887,000 in 2008, compared to $787,000 in 2007 and $608,000 in 2006. This increase was due in part to an increase in committee fees paid to directors, addition of community directors for our new markets, as well as increased retirement benefit expenses. Also, we had increases in postage, correspondent bank charges, as well as ATM costs and other various expenses which were all necessary to support our new thrift charter, expanded market growth and new branches. In 2008 these costs were offset in part by a decrease in our marketing expenses of $435,000 to $1.3 million in 2008, from $1.7 million in 2007, as well as various other expense decreases resulting from management’s efforts keep expenses at a minimum. The $239,000 increase in marketing expenses from 2006 to 2007 was due to the increased advertising and promotional activities necessitated by our expansion initiative.

Balance Sheet Review

General

At December 31, 2008, we had total assets of $1.2 billion, consisting principally of $870.9 million in net loans (net of allowance of $14.5 million), $79.3 million in securities available-for-sale, $146.9 million in cash and cash equivalents, and $39.6 million in net premises and equipment (net of accumulated depreciation of $7.1 million). Our liabilities at December 31, 2008 totaled $1.1 billion, consisting principally of $1.0 billion in deposits, $72.0 million in FHLB advances, $10.6 million of short-term borrowings and $12.5 million of subordinated long-term capital notes. At December 31, 2008, our shareholders’ equity was $72.4 million.

At December 31, 2007, we had total assets of $971.2 million, consisting principally of $797.7 million in net loans (net of allowance of $9.8 million), $76.6 million in securities available-for-sale, $26.5 million in cash and cash equivalents, and $33.0 million in net premises and equipment (net of accumulated depreciation of $5.9 million). Our liabilities at December 31, 2007 totaled $897.5 million, consisting principally of $807.6 million in deposits, $57.4 million in FHLB advances, $21.0 million of short-term borrowings and $6.2 million of subordinated long-term capital notes. At December 31, 2007, our shareholders’ equity was $73.7 million.

Federal Funds Sold

Management maintains federal funds sold as a tool in managing daily cash needs. Federal funds sold at December 31, 2008 and December 31, 2007 were $133.4 million and $12.8 million, respectively. The increase in federal funds sold is the primary result of efforts to improve our liquidity using core deposits and not renew various alternative funding as they mature. Average federal funds sold for the twelve months ended December 31, 2008 and 2007 were approximately $36.0 million or 3.7% of average earning assets, and approximately $6.2 million, or 0.8% of average earning assets, respectively. Although we use federal funds as a source of liquidity, we prefer core deposits to alternative funding.

Securities Portfolio

The primary objectives of our investment strategy are to maintain an appropriate level of liquidity, and to provide a tool with which to control our interest rate position while, at the same time, producing adequate levels of interest income.

The following table presents the carrying amounts of the securities portfolio at December 31 in each of the last three years.

	December 31,
	2008	2007	2006
	(In thousands)
Securities Available-for-Sale:
Government sponsored agencies	$30,982	$33,159	$43,396
State and municipal securities	10,913	14,031	13,148
Mortgage-backed securities	37,215	28,513	14,833
Equity securities	198	862	1,036

Total	$79,308	$76,565	$72,413

Equity securities includes Federal Home Loan Bank preferred stock with a carrying value of $6,000, $671,000 and $850,000 at December 31, 2008, 2007 and 2006, respectively; an investment in Appalachian Capital Trust I in the amount of $186,000 at December 31, 2008, 2007 and 2006; and an investment of $5,500 in a mortgage cooperative at December 31, 2008 and 2007.

Gross unrealized gains in the portfolio amounted to $1.7 million at year-end 2008 and gross unrealized losses amounted to $274,000. Gross unrealized gains in the portfolio amounted to $847,000 at year-end 2007 and gross unrealized losses amounted to $421,000. Gross unrealized gains in the portfolio amounted to $502,000 at year-end 2006 and gross unrealized losses amounted to $837,000. During the third quarter of 2008, the Company recognized an other than temporary impairment charge of $816,000 on its investment in Freddie Mac preferred stock. The value of these securities declined significantly after the U.S. Government placed the company into conservatorship in September 2008. The remaining carrying value of the preferred stock at December 31, 2008 is $6,000.

At December 31, 2008, 2007 and 2006 the percentage of the total carrying value of the securities portfolio to total assets was 6.7%, 7.9%, and 9.9%, respectively.

The maturities and weighted average yields of our investments in securities (all available for sale) at December 31, 2008 are presented below. Taxable equivalent adjustments (using a 39% tax rate) have been made in calculating yields on tax-exempt obligations.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	% Yield	Amount	% Yield	Amount	% Yield	Amount	% Yield
	(Dollars in thousands)
Securities Available-for-Sale:
Government sponsored agencies	$5,108	4.09%	$11,059	4.86%	$11,256	5.05%	$3,559	5.24%
State and municipal	—	0.00	965	7.82	3,703	8.09	6,245	7.78
Mortgage-backed	—	0.00	468	3.66	2,871	4.13	33,876	5.25
Equity securities	—	0.00	—	0.00	—	0.00	198	15.14

Total Securities	$5,108	4.09	$12,492	5.05	$17,830	5.54	$43,878	5.63

There were no securities held by us of which the aggregate value by issuer on December 31, 2008 exceeded 10% of shareholders’ equity at that date. Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of Government agencies and corporations are not included.

Loan Portfolio

Loans make up the largest component of our earning assets. In 2008, average loans (excluding average nonaccrual loans of $8.3 million) represented 88.0%, while in 2007 average loans (excluding average nonaccrual loans of $3.2 million) represented 89.1%. Average loans increased to $856.9 million (excluding average nonaccrual loans of $8.3 million) with a yield of 7.52% in 2008, from $716.7 million (excluding average nonaccrual loans of $3.2 million) with a yield of 9.5% in 2007. The ratio of total loans to total deposits was 87.4% in 2008 and 100.0% in 2007.

Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity. We continue to see a slowing in the requests for acquisition, development and construction loans. Consistent with much of the country, the residential real estate market in North Georgia has slowed considerably, and it is estimated that there is approximately a 20 to 27 month supply of housing on the market at December 31, 2008. This is an improvement over this same time last year, as it was estimated that we had a 36 to 40 month’s supply at December 31, 2007. In December 2008, we experienced a slight increase in residential real estate loan activity due to the lower mortgage rates, which has continued into 2009. A special assets group was formed in May of 2008 to deal exclusively with real estate related credit issues.

The following table shows the classification of loans by major category at December 31, 2008, and for each of the preceding four years.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial, financial and agricultural	$72,543	8.2%	$48,749	6.0%	$40,491	6.4%	$33,778	7.4%	$31,920	8.5%
Real estate - construction (1)	389,339	44.0	389,695	48.3	320,406	50.7	203,538	44.5	145,588	38.6
Real estate - other (2)	386,227	43.6	332,856	41.2	241,569	38.2	193,704	42.3	173,955	46.1
Consumer	28,574	3.2	30,598	3.8	25,386	4.0	21,051	4.6	20,957	5.6
Other loans	8,691	1.0	5,624	0.7	3,934	0.7	5,347	1.2	4,932	1.2

	885,374	100.0%	807,522	100.0%	631,786	100.0%	457,418	100.0%	377,352	100.0%

Allowance for loan losses	(14,510)		(9,808)		(7,670)		(6,059)		(4,349)

Net loans	$870,864		$797,714		$624,116		$451,359		$373,003

(1)	The “real estate - construction” category includes residential construction and development loans and commercial construction loans.
(2)	The “real estate - other” category includes one-to-four family residential, home equity, multi-family (five or more) residential, commercial real estate and undeveloped agricultural real estate loans.

The following table shows the maturity distribution of selected loan classifications at December 31, 2008, and an analysis of these loan maturities.

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(In thousands)
Commercial, financial and agricultural	$46,529	$13,395	$12,619	$72,543	$23,441	$2,573
Real estate - construction	347,106	41,596	637	389,339	24,032	18,201
Real estate - other	219,670	151,105	15,452	386,227	134,176	32,381

Total	$613,305	$206,096	$28,708	$848,109	$181,649	$53,155

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on estimated probable losses, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current economic conditions, lender requirements and other appropriate information. Impaired loans are individually assessed for impairment under Statement of Accounting Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations.

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

At December 31, 2008, our allowance for loan losses was $14.5 million, or 1.64% of total outstanding loans, compared to $9.8 million, or 1.21% of total outstanding loans at December 31, 2007, and $7.7 million, or 1.21% of total outstanding loans, at December 31, 2006.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2004 to 2008.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except ratios)
Allowance for loan losses, at beginning of period	$9,808	$7,670	$6,059	$4,349	$3,610
Loans charged off:
Commercial, financial, and agricultural	643	149	859	359	30
Real estate - construction	3,744	1,254	387	10	240
Real estate - other	3,125	833	317	41	158
Consumer	943	615	263	150	127

Total loans charged off	8,455	2,851	1,826	560	555

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	17	35	75	24	35
Real estate - construction	—	25	1	—	—
Real estate - other	7	16	1	—	2
Consumer	218	187	107	35	22

Total recoveries on loans previously charged off	242	263	184	59	59

Net loans charged off	8,213	2,588	1,642	501	496

Provision for loan losses	12,915	4,726	3,253	2,211	1,235

Allowance for loan losses, at end of period	$14,510	$9,808	$7,670	$6,059	$4,349

Loans, net of unearned income, at end of period	$885,374	$807,522	$631,786	$457,418	$377,352

Average loans, net of unearned income, outstanding for the period	$865,225	$719,926	$539,577	$413,561	$360,261

Ratios:
Allowance at end of period to loans, net of unearned income	1.64%	1.21%	1.21%	1.32%	1.15%
Allowance at end of period to average loans, net of unearned income	1.68	1.36	1.42	1.47	1.21
Net charge-offs to average loans, net of unearned income	0.95	0.36	0.30	0.12	0.14
Net charge-offs to allowance at end of period	56.60	26.39	21.41	8.27	11.40
Recoveries to prior year charge-offs	8.52	14.40	32.86	10.63	4.88

Since 2005, economic conditions have worsened considerably and accordingly property values have decreased. During 2008, these adverse conditions negatively impacted our borrowers’ ability to sell property and repay their debts timely. These events caused us to have to foreclose on the real estate collateral and lower market values led to increased charge-offs as compared to prior periods.

The following table sets forth our estimate of the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans for the years ended December 31, 2004 to 2008.

Allocation of Allowance for Loan Losses

	At December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
Domestic Loans (1)
Commercial, financial and agricultural	$1,261	8%	$2,392	6%	$2,266	6%	$3,209	7%	$548	8%
Real estate — construction	6,202	44	3,836	48	1,399	51	271	45	421	39
Real estate — other	6,440	44	1,152	41	3,265	38	1,962	42	2,138	46
Consumer	465	3	1,981	4	199	4	202	5	425	6
Other	142	1	447	1	541	1	415	1	817	1

Total	$14,510	100%	$9,808	100%	$7,670	100%	$6,059	100%	$4,349	100%

(1)	There are no foreign loans.

Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is significantly greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. Nonperforming loans were 3.18% of total loans at December 31, 2008 and 0.57% of total loans at December 31, 2007, compared to 0.55% of total loans at December 31, 2006.

For the year ended December 31, 2008 the difference between gross interest income that would have been recorded in such period, if the non-accruing loans had been current in accordance with their original terms, and the amount of interest income on those loans, that was included in such period’s net income, was $519,000. For each of the four years in the period ended December 31, 2007, that amount was immaterial.

The following table shows our nonperforming assets as well as the ratio of the allowance for loan losses to total nonperforming assets, the total nonperforming loans to total loans, and the total nonperforming assets to total assets, for the years ended December 31, 2004 to 2008.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands, except ratios)
Non-accruing loans	$24,387	$4,250	$2,611	$1,020	$1,524
Loans past due 90 days or more	3,783	364	871	71	34

Total nonperforming loans	28,170	4,614	3,482	1,091	1,558
Other real estate	13,171	1,504	1,218	147	516
Other repossessed property	151	70	—	—	—

Total nonperforming assets	$41,492	$6,188	$4,700	$1,238	$2,074

Ratios:
Allowance to total nonperforming assets	34.97%	158.50%	163.19%	489.42%	209.69%

Total nonperforming loans to total loans (net of unearned interest)	3.18%	0.57%	0.55%	0.24%	0.41%

Total nonperforming assets to total assets	3.50%	0.64%	0.62%	0.21%	0.44%

The $24.4 million in non-accruing loans consist of 63 loans broken down as follows: 26 loans totaling $15.1 million in real estate – construction loans, 25 loans totaling $8.4 million in real estate – other, 7 loans totaling $788,000 in the commercial/financial/agricultural industry and 5 loans totaling $66,000 in consumer loans. Loans past due 90 days or more and still accruing consist of $1.8 million in real estate – construction loans, $1.8 million in real estate – other, $121,000 in commercial/financial/agricultural loans and $93,000 in consumer loans. We have in reserve for the nonaccrual loans approximately $1.3 million at December 31, 2008.

Total impaired loans and amounts reserved at December 31 2008 and 2007, respectively, are as follows:

	2008 Impaired	2008 Reserve	2007 Impaired	2007 Reserve
Nonaccrual loans	$24,387	$1,342	$4,250	$500
Other specifically impaired loans	12,914	1,950	2,733	1,483
Restructured loans	20,306	—	1,248	—

Total impaired loans	$57,606	3,292	$8,231	1,983

Reserve on all other loans		11,218		7,825

Total reserve		$14,510		$9,808

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Average deposits increased 21.5%, from $735.8 million in 2007 to $894.2 million in 2008. Average deposits increased 34.5%, from $546.9 million in 2006 to $735.8 million in 2007. At December 31, 2008, total deposits were $1.0 billion, of which $963.2 million or 95.1%, was interest bearing. At December 31, 2007, total deposits were $807.6 million, of which $751.0 million or 93.0%, was interest bearing. Alternative funding sources such as FHLB Advances, national Certificates of DepositCertificates of Deposit and brokered deposits were used to supplement funding sources. These alternative funding sources increased $26.0 million or 11.0% in 2008. National Certificates of Deposit and brokered deposits were $262.7 million at December 31, 2008. At December 31, 2007, national Certificates of Deposit and brokered deposits were $236.7 million. The increase in our national Certificates of Deposit and brokered deposits was necessary to fund our growth in loans during the year ended December 31, 2008 at reasonable spreads. Alternative funding sources are a secondary source of funds utilized to fund loan growth. The cost of these alternative funding sources can be less expensive than our local deposits as was the case in 2008.

The average amounts of, and the average rate paid on, each of the following categories of deposits, for the years ended December 31, 2008, 2007, and 2006, are as follows:

	At December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$52,234	0.00%	$55,462	0.00%	$52,298	0.00%

Interest-bearing demand deposits	79,322	2.27	62,943	2.21	74,125	2.17
Savings	183,234	2.61	185,799	4.30	105,022	3.37
Time deposits	579,366	4.21	431,565	5.33	315,429	4.82

Total interest-bearing deposits	$841,922	3.68	$680,307	4.76	$494,576	4.11

Total average deposits	$894,156	3.47	$735,769	4.40	$546,874	3.72

Our core deposits, which exclude brokered and national certificates of deposits, were $750.6 million at December 31, 2008, an increase of 31.0% compared to $572.8 million at December 31, 2007. Core deposits as a percentage of total deposits were approximately 74.1% and 70.9% at December 31, 2008 and 2007, respectively. In 2005, we began using the Certificate of Deposit Account Registry Service (CDARS) in order to obtain FDIC insurance on some of our larger customers. Although CDARS are required to be categorized as brokered deposits, these deposits represent deposits greater than $100,000 originated in our local markets that are placed with other institutions that are members in the CDARS network. By placing these deposits in these other institutions, the deposits of our customers are fully insured by the FDIC. In return for the deposits that we place with network institutions, we receive from network institutions, deposits that are approximately equal in amount of what was originated from our customers. In addition, the CDARS are priced at local rates, which generally have lower rates than rates being offered for brokered deposits. At December 31, 2008, CDARS represented $8.8 million of our deposits, or 0.9% and at December 31, 2007, CDARS represented $10.4 million of our deposits, or 1.3%. We continue to focus on increasing our core deposit base. The categories of lowest cost deposits comprised the following percentages of average total deposits during 2008: average noninterest-bearing demand deposits, 5.8%; average interest-bearing demand, 8.9%; and average savings deposits, 20.5%. Of average time deposits, approximately 52.0% were large denomination certificates of deposit.

Noninterest-bearing deposits decreased $6.5 million, or 11.5%, from year-end 2007 to $50.0 million at December 31, 2008, and interest-bearing deposits increased $212.2 million, or 28.3%, during the same period to $963.2 million. The increase in interest-bearing deposits has been the result of our focus on providing excellent customer service, as well as our branch staff’s intensified efforts to obtain a greater deposit share in the newer markets. Our recent transfers from temporary branch locations into permanent facilities, should make it easier for us to continue to grow deposits in those markets.

The following table sets forth the maturities of our time deposits of $100,000 or more by category at December 31, 2008.

(In thousands)
Three months or less	$58,214
Over three through six months	94,333
Over six through twelve months	162,167
Over twelve months	23,331

Total	$338,045

Borrowings

Short-Term Borrowings

Securities sold under agreements to repurchase amounted to $5.6 million at December 31, 2008, compared to $6.5 million at December 31, 2007, and $4.7 million at December 31, 2006. The weighted average rates were 1.29%, 1.24%, and 1.62% for 2008, 2007 and 2006, respectively. The total amount of securities sold under agreements to repurchase is associated with the cash flow needs of our corporate customers who participate in repurchase agreements. Included in our total FHLB line availability, as detailed under the FHLB Advances section below, is the ability to obtain short-term daily rate credit advances. However there were no such short-term FHLB advances at December 31, 2008, 2007 and 2006. These advance rates float daily based on the overnight funds market. The line of credit has a one year term and matures in May of each year. We have available $33.0 million in lines of credit to purchase federal funds, on an unsecured basis, from commercial banks, of which $33.0 was available at December 31, 2008. We had federal funds purchased that amounted to $-0- at year-end 2008, and $10.0 at year-end 2007, compared to $-0- at year-end 2006. We also have a $10 million line of credit with a third party financial institution that can be utilized to provide additional capital for the bank if deemed necessary. As of December 31, 2008, approximately $5.0 million of this line was available.

Short-term borrowings at December 31, 2008, 2007 and 2006 consisted of the following:

	As of December 31,
	2008	2007	2006
	(In thousands)
Federal funds purchased	$—	$10,000	$—
Securities sold under agreements to repurchase	5,642	6,536	4,738
Other short-term line of credit	4,962	4,512	—

	$10,604	$21,048	$4,738

In connection with the short-term line of credit with the third party financial institution, the Company has agreed, among other things, not to: (1) permit the combined tangible capital of the subsidiary Banks to be less than $60,000,000; (2) permit the Tier 1 leverage ratio to be less than 7.0% and the total risk based ratio to be less than 9.0% at any quarter end; (3) permit the return on average assets to be less than 0.50% for each fiscal quarter; (4) permit the ratio of consolidated loans classified as substandard, doubtful to Tier 1 capital plus its allowance for loan losses to exceed 40%.

The Company was in violation of certain of the above covenants as of December 31, 2008; however, these violations have been waived by the noteholder.

FHLB Advances

Our total borrowed funds consist primarily of long-term debt with maturities from one to ten years. At December 31, 2008 we were approved to borrow up to approximately $108 million under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in the loan and securities portfolios. At December 31, 2008, the outstanding balance of our credit line was $72.0 million, all of which was accounted for as long-term debt.

Subordinated Long-term Capital Notes

On September 30, 2008 and October 30, 2008, Appalachian Community Bank issued an aggregate of $6,125,000 and $200,000, respectively, in Fixed Rate Subordinated Notes, which will mature on September 30, 2015 (the “Notes”). Interest on the Notes is fixed at 10% per annum. The interest on the Notes is payable semi-annually in arrears on June 30 and December 31 of each year. The bank may redeem all or some of the Notes at anytime beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date. Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the bank’s insolvency or liquidation. There is no right of acceleration in the case of default in payment of principal of or interest on the Notes. The proceeds will be used for general corporate purposes and to support loan growth. The Notes qualify as Tier II capital under risk-based capital guidelines and will strengthen the bank’s capital position under the federal prompt corrective action guidelines.

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by us, received $6.0 million principal amount of the Trust’s floating rate cumulative trust preferred securities in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of our floating rate-subordinated debentures. We have fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the trust preferred securities. We account for the trust preferred securities as long-term debt liability in the amount of $6.2 million. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00 % percent until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at December 31, 2008 and 2007 was 6.19% and 7.91% respectively. The debt is callable by Appalachian Bancshares, Inc. on August 28, 2008 and every quarter thereafter. Subject to certain limitations, the trust preferred securities qualify as Tier 1 capital and are presented in the consolidated financial statements included elsewhere in this Form 10-K as “subordinated long-term capital notes”.

The sole assets of the Trust are the subordinated debentures issued by us. Both the trust preferred securities and the subordinated debentures have approximately 30-year lives. However, both we and the Trust have options to call our respective securities after five years, subject to regulatory capital requirements.

Capital Resources

Total shareholders’ equity was $72.4 million at December 31, 2008, compared to $73.7 million at December 31, 2007. Our net loss was $2.9 million. We issued 103,479 shares of stock to our 401(k) Plan during 2008 for proceeds of $885,000. We had a $652,000 increase in the accumulated other comprehensive gain on our available-for-sale securities. We purchased 16,000 of our outstanding shares through our stock buy-back program in the amount of $183,000. In addition, the effects of the stock-based compensation expense during 2008 increased equity by $281,000, including the tax benefit.

The Federal Deposit Insurance Corporation Improvement Act establishes risk-based capital guidelines that take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Our Tier 1 capital, which consists of common equity, paid-in capital, retained earnings and qualifying trust preferred securities (less intangible assets and treasury stock), amounted to $73.8 million at December 31, 2008. Tier 2 capital components include supplemental capital components such as qualifying allowance for loan losses and trust preferred securities not qualified for Tier 1 capital. Tier 1 capital, plus the Tier 2 capital components, are referred to as Total Capital and was $91.8 million at year end 2008. The percentage ratios as calculated under regulatory guidelines were 7.96% and 9.89% for Tier 1 and Total Capital, respectively, at year-end 2008. Our Tier 1 Capital and Total Capital exceeded the minimum ratios of 4.00% and 8.00%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio which shareholders’ equity, minus intangibles, bears to total assets minus intangibles. At December 31, 2008, our leverage ratio was 6.64%, exceeding the regulatory minimum requirement of 4.00%.

The table following illustrates our regulatory capital ratios under federal guidelines at December 31, 2008, 2007 and 2006:

	Statutory	Years ended December 31,
	Minimum	2008	2007	2006
	(In thousands, except ratios)
Tier 1 Capital		$73,827	$77,180	$70,730

Tier 2 Capital		17,958	9,808	7,670

Total Qualifying Capital		$91,785	$86,988	$78,400

Risk Adjusted Total Assets (including off-balance sheet exposures)		$927,732	$824,834	$661,431

Tier 1 Risk-Based Capital Ratio	4.00%	7.96%	9.36%	10.69%

Total Risk-Based Capital Ratio	8.00	9.89	10.55	11.85

Leverage Ratio	4.00	6.64	8.30	9.55

Return on Equity and Assets

The following table summarizes certain of our financial ratios for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Return on average assets	(0.27)%	0.65%	0.91%
Return on average equity	(3.80)	7.93	9.57
Dividend payout ratio	0.00	0.00	0.00
Average equity to average assets ratio	7.14	8.14	9.49

The decline in return on average equity and assets from 2007 to 2008 is primarily due to the large increase in our provision for loan losses, increase in nonaccrual loans, our decrease to net interest margin, losses on our sales of other real estate (“ORE”), the write-down of our 20,000 shares of Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock, and the increase to other operating expenses necessary to support the Company’s growth. The decline in return on average equity from 2006 to 2007 is primarily due our expansion initiative during the last half of 2006 and in 2007, lower interest margins experienced in 2007, as well as our loan charge-offs in 2007.

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

The following table indicates that, in a rising interest rate environment, our earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets, if rates move simultaneously. For purposes of this table, all demand and savings deposits are included in the 0 – 30 day period, but because these deposits are not as sensitive to rate change, we do not anticipate these deposits to mature in this time period. We anticipate that these deposits will mature over all time periods. As seen in the following table, for the first 30 days of repricing opportunity, there is an excess of interest-earning assets over interest-bearing liabilities of approximately $113.9 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $168.8 million. During this one-year time frame, 90.7% of all interest-bearing liabilities will reprice compared to 73.5% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

The following table sets forth information regarding our rate sensitivity as of December 31, 2008 for each of the intervals indicated.

	0-30 Days	31-90 Days	91-365 Days	1-5 Years		Over 5 Years	Total
	(In thousands, except ratios)
Interest-earning assets (1)
Loans	$371,382	$61,756	$217,596	$192,206 $		20,830	$863,770
Securities (2)	425	13	5,919	12,134		59,403	77,894
Interest-bearing deposits in other banks	731	—	—	—		—	731
Federal funds sold	133,351	—	—	—		—	133,351

	505,889	61,769	223,515	204,340		80,233	1,075,746

Interest-bearing liabilities: (3)
Demand deposits (4)	120,988	—	—	—		—	120,988
Savings deposits (4)	164,156	—	—	—		—	164,156
Time deposits	66,208	81,008	475,824	55,057		—	678,097
Other short-term borrowings	10,604	—	—	—		—	10,604
Long-term debt	30,000	—	5,000	35,000		2,000	72,000
Subordinated long-term capital notes	—	6,186	—	—		6,325	12,511

	391,956	87,194	480,824	90,057		8,325	1,058,356

Interest sensitivity gap	$113,933	$(25,425)	$(257,309)	$114,283 $		71,908	$17,390

Cumulative interest sensitivity gap	$113,933	$88,508	$(168,801)	$(54,518	)$	17,390

Ratio of interest-earning assets to interest-bearing liabilities	1.29	0.71	0.46	2.27		0.00

Cumulative ratio	1.29	1.18	0.82	0.95		1.02

Ratio of cumulative gap to total interest-earning assets	0.11	0.08	(0.16)	(0.05)		0.02

(1)	Excludes nonaccrual loans. Excludes unrealized gains/losses on securities.
(2)	Securities are at book value.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Demand and savings deposits typically reprice simultaneously with market changes.

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

	Percentage Increase (Decrease) in Interest Income/Expense Given Interest Rate Shifts
	Down 200 Basis Points	Up 200 Basis Points
For the Twelve Months After December 31, 2008

Projected change in:
Interest income	(18.16)%	22.23%
Interest expense	(29.72)	29.02
Net interest income	(3.71)	13.73

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

Management continues to monitor the proper matching of asset/liability repricing to keep our volatility at a low level. However, due to adverse economic conditions that negatively impacted our customers’ ability to repay us, management reversed $2.1 million of previously accrued interest income during 2008. These interest reversals contributed to the unexpected contraction of 30 basis points in our net interest margin in the fourth quarter and 22 basis points for 2008. However, to continue our core deposit growth strategy and increase liquidity, we continued to pay market rates for deposit products.

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

Standby Letters of Credit. These agreements are used by our customers as a means of improving their credit standings in their dealings with others. Under these agreements, we agree to honor certain financial commitments in the event that its customers are unable to do so. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. As of December 31, 2008 and 2007, we had issued standby letters of credit of approximately $5.9 million and $5.0 million, respectively. When significant, we record a liability for the estimated fair value of standby letters of credit based on the fees charged.

Loan Commitments. As of December 31, 2008 and 2007, the bank had commitments outstanding to extend credit totaling approximately $77.5 million and $97.0 million, respectively.

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2008.

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$84,511	$5,000	$15,000	$20,000	$44,511
Operating lease obligations	1,301	125	135	132	909
Time deposits	678,097	623,040	44,188	10,869	—

Total	$763,909	$628,165	$59,323	$31,001	$45,420

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

Recent Developments

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The Company’s adoption of EITF 06-4 did not affect our financial position, results of operations or its cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company chose not to apply fair value measurements to any financial instruments in accordance with SFAS No. 159, and therefore, the adoption of this standard did not affect our financial position, results of operations or disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 161 did not affect our financial position or results of operation.

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

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The Company will not participate in the CPP.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FASB Statement No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“FAS132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. We are in the process of reviewing the potential impact of FSP 132(R)-1, however, the adoption of FSP 132(R)-1 is not expected to have a material effect on its financial position or results of operation.

On February 27, 2009, The Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009. Under the restoration plan approved last October, the Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. The Board adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The Company is currently evaluating the effects of these insurance increases to its financial position and results of operation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item 7A is incorporated by reference from the following sections of Item 7 of this report: “Interest Rate Sensitivity Management” and “Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included within Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 3, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Quarterly Results (Unaudited)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Proxy Statement (the “2009 Proxy Statement”) relating to our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Party Transactions” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
		Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
		Notes to Consolidated Financial Statements
		Quarterly Results (Unaudited)

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The following exhibits are filed or incorporated by reference as part of this Report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company, as Restated (included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 15, 2003 and incorporated herein by reference).

3.2	Bylaws of the Company, as Amended and Restated (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2, File No. 333-127898).

4.3	Form of Appalachian Community Bank Fixed Rate Subordinated Debenture (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2008 and incorporated herein by reference).

10.1	1997 Directors’ Non-Qualified Stock Option Plan (included as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.2	1997 Employee Incentive Stock Incentive Plan (included as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit
10.3	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.1 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.4	Change in Control Agreement (as amended and restated), dated May 1, 2008, by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and J. Keith Hales (included as Exhibit 10.2 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.5	Form of Salary Continuation Agreement (as amended and restated) for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company’s March 31, 2008 10-Q, filed on May 14, 2008 and incorporated herein by reference).*

10.6	Adoption Agreement for the Appalachian Bancshares, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.2 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7	Pentegra Services, Inc. Employees’ Savings & Profit Sharing Plan Basic Plan Document and related documents (filed as Exhibit 10.3 to the Plan’s Annual Report on Form 11-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.8	Form of Deferred Fee Agreement between Gilmer County Bank and certain directors and executive officers, with addendum (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1997 and incorporated herein by reference).

10.9	Form of Data Processing Agreement by and between Appalachian Community Bank and Fiserv Solutions, Inc., effective as of July 26, 2002 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.10	2003 Stock Option Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).*

10.11	Form of Stock Option Agreement (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*

Exhibit Number	Description of Exhibit
10.12	Form of Change in Control Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.13	Form of Salary Continuation Agreement for Named Executive Officers (and description of benefits for each Named Executive Officer) (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.14	Form of Salary Continuation Agreement for the Directors of Appalachian Community Bank (and description of benefits for each of the Directors) (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*

10.15	Amended Salary Continuation Agreement dated August 11, 2006 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Joseph T. Moss, Jr. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2006 and incorporated herein by reference).*

10.16	Appalachian Bancshares, Inc. 2007 Equity Incentive Plan (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, dated October 10, 2007, and incorporated herein by reference) *

10.17	Amended and Restated Salary Continuation Agreement dated March 27, 2008 by and among Appalachian Community Bank, Appalachian Bancshares, Inc. and Tracy R. Newton (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).*

10.18	Appalachian Bancshares, Inc. Amended and Restated Employee Stock Ownership Trust (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

10.19	Appalachian Bancshares, Inc. Employee Stock Ownership Plan with 401(k) Provisions (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).*

13.1	Consolidated Financial Statements and Supplementary Data

14	Code of Ethics for CEO and Senior Financial Officers (included as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
21	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (included a part of the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of April 2009.

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

/s/ Tracy R. Newton	Date: April 3, 2009
Tracy R. Newton, President, Chief Executive Officer and Director (principal executive officer)

/s/ Danny F. Dukes	Date: April 3, 2009
Danny F. Dukes, Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

Date: April 3, 2009
Alan S. Dover, Director

/s/ Charles A. Edmondson	Date: April 3, 2009
Charles A. Edmondson, Director

/s/ Roger E. Futch	Date: April 3, 2009
Roger E. Futch, Director

/s/ Joseph C. Hensley	Date: April 3, 2009
Joseph C. Hensley, Director

/s/ Frank E. Jones	Date: April 3, 2009
Frank E. Jones, Director

/s/ J. Ronald Knight	Date: April 3, 2009
J. Ronald Knight, Chairman and Director

/s/ Kenneth D. Warren	Date: April 3, 2009
Kenneth D. Warren, Director

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):

Exhibit Number	Description of Exhibit
13.1	Consolidated Financial Statements and Supplementary Data

21	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.