Form 10-Q
period 2009-03-31
APPALACHIAN BANCSHARES INC
filed 2009-05-14
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-15571

APPALACHIAN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2242407
(State of Incorporation)	(I.R.S. Employer Identification No.)

822 Industrial Boulevard

Ellijay, Georgia 30540

(Address of principal executive offices)

(706) 276-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,475,701 shares of common stock, $0.01 par value per share, outstanding as of May 12, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
	(In thousands, except share data)
Assets
Cash and due from banks	$54,747	$12,825
Interest-bearing deposits with other banks	171	731
Federal funds sold	1,555	133,351

Cash and Cash Equivalents	56,473	146,907

Securities available-for-sale	206,119	79,308

Restricted equity securities	5,225	4,932

Loans, held for sale	9,055	2,783

Loans, net of unearned income	883,016	885,374
Allowance for loan losses	(14,149)	(14,510)

Net Loans	868,867	870,864

Premises and equipment, net	40,594	39,638
Accrued interest	8,321	9,289
Cash surrender value on life insurance	9,197	9,140
Intangibles, net	1,992	1,992
Foreclosed assets	19,408	13,323
Other assets	9,097	7,502

Total Assets	$1,234,348	$1,185,678

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$52,825	$50,035
Interest-bearing deposits	1,011,315	963,241

Total Deposits	1,064,140	1,013,276

Short-term borrowings	10,330	10,604
Accrued interest	2,324	1,936
Federal Home Loan Bank Advances	72,000	72,000
Subordinated long-term capital notes	12,511	12,511
Other liabilities	2,640	2,913

Total Liabilities	1,163,945	1,113,240

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,475,701 issued at March 31, 2009, and 5,372,505 issued at December 31, 2008	55	54
Paid-in capital	45,296	44,979
Retained earnings	24,716	26,472
Accumulated other comprehensive income	336	933

Total Shareholders’ Equity	70,403	72,438

Total Liabilities and Shareholders’ Equity	$1,234,348	$1,185,678

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share data)
Interest Income
Interest and fees on loans	$14,784	$17,659
Interest on securities:
Taxable securities	735	779
Nontaxable securities	131	160
Interest on deposits with other banks	—	2
Interest on federal funds sold	20	43

Total Interest Income	15,670	18,643

Interest Expense
Interest on deposits	8,028	8,116
Interest on short-term borrowings	121	124
Interest on Federal Home Loan Bank Advances	597	580
Interest on subordinated long-term capital notes	261	109

Total Interest Expense	9,007	8,929

Net Interest Income	6,663	9,714
Provision for loan losses	3,726	955

Net Interest Income After Provision for Loan Losses	2,937	8,759

Noninterest Income
Customer service fees	518	564
Mortgage origination commissions	436	446
Net gains on securities	1,021	9
Other operating income	233	246

Total Noninterest Income	2,208	1,265

Noninterest Expenses
Salaries and employee benefits	4,136	4,991
Occupancy, furniture and equipment expense	1,127	1,082
Other operating expenses	2,902	2,289

Total Noninterest Expenses	8,165	8,362

Income (loss) before income taxes (benefit)	(3,020)	1,662
Income taxes (benefit)	(1,264)	525

Net Income (Loss)	$(1,756)	$1,137

Earnings (Losses) per Common Share
Basic	$(0.32)	$0.21
Diluted	(0.32)	0.21

Cash Dividends Declared per Common Share	$—	$—

Weighted Average Shares Outstanding
Basic	5,452,769	5,348,966
Diluted	5,452,769	5,348,966

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net Income (Loss)	$(1,756)	$1,137

Other comprehensive income (loss), net of tax benefits:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	116	588
Reclassification adjustments for gains included in net income (loss)	(1,021)	(9)
Income (tax) benefit related to items of other comprehensive income (loss)	308	(197)

Other comprehensive income (loss)	(597)	382

Comprehensive Income (Loss)	$(2,353)	$1,519

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Activities
Net Income (Loss)	$(1,756)	$1,137
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	538	531
Provision for loan losses	3,726	955
Realized security gains, net	(1,021)	(9)
Loss on disposition of other real estate	427	150
Increase in cash surrender value on life insurance	(57)	(87)
(Increase) decrease in accrued interest receivable	968	(404)
Increase (decrease) in accrued interest payable	388	(130)
Compensation associated with issuance of stock options	55	71
Net (increase) decrease in loans held for sale	(6,272)	97
Other, net	(1,917)	68

Net Cash Provided by (Used in) Operating Activities	(4,921)	2,379

Investing Activities
Net change in securities available-for-sale	(127,042)	886
Net increase in loans	(8,276)	(38,865)
Capital expenditures, net	(1,440)	(821)
Proceeds from disposition of other real estate	391	27

Net Cash Used in Investing Activities	(136,367)	(38,773)

Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	14,670	6,721
Net increase in certificates of deposit	36,195	31,805
Net increase (decrease) in short-term borrowings	(274)	3,662
Proceeds from long-term debt	—	20,000
Repayment of long-term debt	—	(15,100)
Proceeds from issuance of common stock	263	885
Purchase of stock	—	(183)

Net Cash Provided By Financing Activities	50,854	47,790

Net Increase (Decrease) in Cash and Cash Equivalents	(90,434)	11,396

Cash and Cash Equivalents at Beginning of Period	146,907	26,499

Cash and Cash Equivalents at End of Period	$56,473	$37,895

See notes to consolidated financial statements.

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

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank, the Thrift and the Real Estate Holding Company on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated statement of financial condition at December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements for the year ended December 31, 2008, and footnotes thereto, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 3, 2009.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank and Thrift to recognize additional losses based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B – Critical Accounting Policies – Continued

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three months ended March 31, 2009 and 2008.

	2009	2008
	(In thousands)

Cash paid during the year for interest	$8,619	$9,059

Cash paid during the year for income taxes	—	875

Non-cash Disclosures:

Loans transferred to foreclosed assets	9,399	3,867

Net increase (decrease) in unrealized gains and losses on securities available-for-sale	(597)	382

Sales of foreclosed assets financed through loans	2,958	3,664

Increase in cash surrender value on life insurance	57	87

Note C – Update on Management’s Plan of Action for Cease and Desist Order

On April 24, 2009, Appalachian Community Bank (the “Bank”), the wholly-owned subsidiary bank of Appalachian Bancshares, Inc., entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”). Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDBF. Other material provisions of the order require the Bank to: (i) strengthen its board of directors’ oversight of management and operations of the Bank, (ii) maintain specified capital and liquidity ratios, (iii) revise, adopt and implement an independent loan review program and improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (iv) revise its policy for determining the adequacy of the Allowance for Loan and Lease Losses, (v) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) provide written notice to the FDIC and the GDBF when it intends to use or increase the amount of brokered deposits, and (viii) prepare and submit progress reports to the FDIC and the GDBF. The Order will remain in effect until modified or terminated by the FDIC and the GDBF.

The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law. The FDIC and GDBF did not impose or recommend any monetary penalties.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D – Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of March 31, 2009 and December 31, 2008 were as follows:

	At March 31, 2009	At December 31, 2008
	(In thousands)

Commercial, financial and agricultural	$71,927	$72,543
Residential real estate – acquisition and development	316,451	328,473
Commercial real estate – acquisition and development	63,979	60,866
Mortgage real estate – residential	221,974	212,661
Mortgage real estate – commercial	173,119	173,566
Consumer	27,061	28,574
Other loans	8,505	8,691

Total loans (1)	883,016	885,374
Allowance for loan losses	(14,149)	(14,510)

Net loans	$868,867	$870,864

(1)	Total loans are net of deferred fees of $146,710 and $160,540 (not stated in thousands), at March 31, 2009 and at December 31, 2008, respectively.

Note E – Allowance for Loan Losses

Changes in the allowance for loan losses for the three month periods ended March 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Balance at December 31	$14,510	$9,808

Charge-offs	(5,589)	(559)
Recoveries	1,503	50

Net charge-offs	(4,086)	(509)

Provision for loan losses	3,725	955

Balance at March 31	$14,149	$10,254

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Other Real Estate Owned

Changes in other real estate owned, excluding repossessions, for the three month period ended March 31, 2009 is as follows:

(In thousands)

Balance at December 31, 2008	$13,171

Foreclosed real estate	9,399
Sales of foreclosed real estate	(3,757)
Additional write-ups on foreclosed real estate	337

Balance at March 31, 2009	$19,150

Note G – Deferred Tax Asset

Deferred tax assets amounted to $6,279,680 and $4,333,727 at March 31, 2009 and December 31, 2008, respectively. We expect to recover these deferred tax benefits within the next three years.

Note H – Fair Value Disclosures

Fair Value Measurements

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, the Company has adopted the fair value measurement for all non-financial assets and non-financial liabilities.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Fair Value Disclosures – Continued

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

The Company has elected to adopt FSP No. FAS 115-2, FAS 124-2, FSP No. FAS 157-4, FSP No. FAS 107-1 and APB 28-1 in the interim period ending June 30, 2009.

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

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Fair Value Disclosures – Continued

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, management classifies loans subjected to recurring fair value adjustments as Level 2.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$206,119	$—	$206,119	$—
Loans held for sale	9,055	—	9,055	—

APPALACHIAN BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Fair Value Disclosures – Continued

	Balance at December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$79,308	$—	$79,308	$—
Loans held for sale	2,783	—	2,783	—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The tables below present the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Impaired loans	$58,077	$—	$—	$58,077
Foreclosed assets	19,408	—	—	19,408

	Balance at December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Impaired loans	$34,009	$—	$—	$34,009
Foreclosed assets	13,323	—	—	13,323

For the three months ended March 31, 2009, the Company recognized adjustments related to impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis. Approximately $4.9 million of losses related to impaired loans and foreclosed assets were recognized as either charge-offs or specific allocations within the allowance for loan losses for the three months ended March 31, 2009.

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

•

the possibility that we will be unable to comply with the conditions imposed upon us in the Order to Cease and Desist, which could result in the imposition of further restrictions on our operations or penalties ;

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

Our primary market areas are Gilmer, Union, Fannin, Murray, Dawson, Lumpkin and Whitfield Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services, through the Bank and the Thrift, to individuals and small- to medium-sized businesses located within our market areas, through thirteen full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville, McCaysville, Dahlonega and Dalton, Georgia, as well as Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, and analyzes our financial condition as of March 31, 2009, as compared to December 31, 2008.

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

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of GAAP in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2008, as filed in our Annual Report on Form 10-K.

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

We believe the determination of deferred tax benefits is a significant estimate when preparing our consolidated financial statements. Some of the more critical judgments supporting the deferred taxes amount include judgments about the future recovery of these accrued tax benefits, which is based on the fact that our net income over the next three years will be sufficient to recover these taxes. Under different conditions or using different assumptions, the actual amount of deferred taxes may be different from management’s estimates provided in our consolidated financial statements.

Results of Operations

Income Statement Review

Three months ended March 31, 2009 and 2008

Overview

We had a net loss for the three months ended March 31, 2009 of $1.8 million, compared to a net income of $1.1 million for the same period in 2008, a decrease of 254.4%. Basic and diluted losses per share were $(0.32) for the three months ended March 31, 2009, compared to $0.21 for the three months ended March 31, 2008. Annualized return on average assets was (0.59%) for the three months ended March 31, 2009 compared to 0.46% for the three months ended March 31, 2008, and compared to (0.27%) for the year ended December 31, 2008. Annualized return on average equity was (9.71%) for the three months ended March 31, 2009, compared to 6.10% for the three months ended March 31, 2008, and compared to (3.80%) for the year ended December 31, 2008. Our net interest margin was 2.70% for the three months ended March 31, 2009, compared to 4.29% for the three months ended March 31, 2008, and compared to 3.61% for the year ended December 31, 2008. Our decrease in net income for the three months ended March 31, 2009 was primarily due to the decrease to our net interest margin, increase in our provision for loan losses, increase in losses and expenses related to our other real estate (“ORE”), and increase in nonaccrual loans. The decrease in our net income was offset by net gains on the sale of securities of $1.0 million during the first quarter of 2009.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2009, net interest income decreased to $6.7 million, from $9.7 million during the same period of 2008. Total revenue, net of interest expense, was $8.9 million for the three months ended March 31, 2009, which represents a decrease of 19.2% over the same period in 2008. The decrease in total revenue is a result of the lower yield on earning assets, which was offset by our $1.0 million in net gains on sales of securities during the first three months of 2009.

The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets. The taxable equivalent net interest margin was 2.70% for the three month period ended March 31, 2009 compared to 4.29% for the same period in 2008. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.94% for the first three months of 2009 compared to 4.02% during the same period for 2008. Since March 31, 2008, the Prime rate (“Prime”) has dropped from 5.25% to 3.25%, or 200 basis points. These decreases lowered the yield on earning assets more rapidly than it lowered the cost of funds. The last Prime decrease was 75 basis points in mid-December 2008. At March 31, 2009, the average maturity of our certificate of deposit portfolio was 7.0 months and our loan portfolio was comprised of 64.9% fixed rate loans. We believe that these factors, including the average maturity of our certificate of deposit portfolio, will be beneficial as we adjust to a lower interest rate environment and continue to manage our margin. Although we continue to confront this margin compression with lower cost alternative funding sources, we must pay competitive rates in order to continue our core deposit growth strategy for liquidity purposes. Pursuant to the Order, however, we will provide written notice to and obtain a waiver from the FDIC and the GDBF when we intend to use or increase our brokered deposits. Now that most of our temporary branch locations are converted to permanent banking facilities in our expansion markets, we will continue to grow core deposits and this will allow us to continue replacing alternative funding sources with these core deposits. We have replaced $12.6 million and $17.1 million of alternative funding sources with core deposits since December 31, 2008 and March 31, 2008, respectively. The Federal Reserve’s rate drops and decrease in loan demand has dictated much lower competitive deposit rates because this interest margin squeeze is a banking industry concern and not unique to our company. Deposits, excluding national and brokered deposits, have grown $63.5 million since December 31, 2008, of which $28.9 million of this growth is directly related to the opening of our new Chatsworth, Dawson County Highway 400, and Dahlonega, Georgia facilities during 2008, as well as our new Murphy, North Carolina facility during 2009. Each of these permanent facilities replaced temporary leased facilities.

The following table shows, for the three months ended March 31, 2009 and 2008, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average Balance	Income/ Expense	Yields/ Rates(4)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, held for sale	$7,634	$69	3.67%	$4,634	$61	5.34%
Loans, net of unearned income (1)	852,211	14,719	7.01	826,873	17,604	8.63
Investment securities (2) (3)	84,498	940	4.51	80,446	1,025	5.17
Interest-bearing deposits	451	—	0.00	427	2	1.90
Federal funds sold	66,657	20	0.12	5,965	43	2.92

Total interest-earning assets (3)	$1,011,451	15,748	6.31	$918,345	18,735	8.27

Interest-bearing liabilities:
Demand deposits	$134,671	854	2.57	$55,875	257	1.87
Savings deposits	159,080	931	2.37	213,277	1,726	3.28
Time deposits	694,830	6,243	3.64	502,802	6,133	4.95

Total deposits	988,581	8,028	3.29	771,954	8,116	4.26

Other short-term borrowings	10,996	121	4.46	12,572	124	4.00
Long-term debt	84,511	858	4.12	68,038	689	4.11

Total interest-bearing liabilities	$1,084,088	9,007	3.37	$852,564	8,929	4.25

Net interest income/net interest spread		6,741	2.94%		9,806	4.02%

Net yield on earning assets			2.70%			4.29%

Taxable equivalent adjustment:
Loans		4			6
Investment securities		74			86

Total taxable equivalent adjustment		78			92

Net interest income		$6,663			$9,714

(1)	Average loans exclude average nonaccrual loans of $30.5 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively. All loans and deposits are domestic.
(2)	Taxable equivalent.
(3)	Average securities exclude average unrealized gains of $1.7 million and $953,000 for the three months ended March 31, 2009 and 2008, respectively.
(4)	Annualized.

Provision for Loan Losses

The provision for loan losses is based on the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. For the three months ended March 31, 2009 and 2008, the provision for loan losses was $3.7 million and $955,000, respectively. The increase in the provision for loan losses for the three month periods ended March 31, 2009 over the same period in 2008 was primarily due to the fact that economic conditions have worsened considerably and accordingly property values have decreased since March 31, 2008. During the remainder of 2008 and the first three months of 2009, these adverse conditions negatively impacted our borrowers’ ability to sell property and repay their debts timely. As a result, we were required to foreclose on the real estate collateral with lower market values, which led to increased charge-offs as compared to prior periods. Compared to March 31, 2008, we have had $46.7 million increase in nonperforming loans and $3.6 million increase in net charge-offs, primarily in real estate – construction, real estate – residential and other consumer loans. During this period, we have also realized an increase in total loans of $37.5 million. We continue to carefully monitor our loan portfolio, including real estate – construction, real estate – residential and other consumer loans to identify any potential new loan losses, charge-offs related to all types of loans and the liquidation of foreclosed assets in a timely manner. Throughout this period, we have continued to tighten our loan underwriting practices. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the three months ended March 31, 2009 was $2.2 million, compared to $1.3 million during the same period in 2008. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Noninterest income also includes the net recognized gains on securities available-for-sale. Net gains recognized on the sale of securities increased by $1.0 million for the first three months of 2009 as compared to the same period in 2008. We reinvested the sales proceeds from these securities in shorter-term securities with lesser risk weights to improve our total risk-based capital position. Customer service fees, the largest component of noninterest income, decreased $46,000, or 8.2%, to $518,000 for the first three months of 2009 from $564,000 during the same period of 2008. The decrease in customer service fees is primarily related to the decrease in the collection of overdraft fees. Adverse economic conditions have decreased the collectability of these fees. Mortgage origination commissions decreased by $10,000 for the first three months of 2009, as compared to the same period in 2008. The decrease in mortgage origination commissions relates primarily to the continuing decline in the mortgage activity in 2009, as compared to the same period in 2008. Other operating income decreased by $13,000 for the first three months of 2009, as compared to the same period in 2008. The majority of this decrease was due to a $38,000 decrease in our earnings on cash surrender value of bank owned life insurance, which was offset by increases in other income items.

Noninterest Expenses

Noninterest expenses totaled $8.2 million for the first three months of 2009, down from $8.4 million for the same period in 2008. Salaries and employee benefits decreased $855,000, or 17.1%, to $4.1 million for the first three months of 2009, as compared to the same period in 2008. As part of management’s efforts to keep costs at a minimum in 2009, we have reduced our workforce in areas where feasible, as well as cancelled bonuses and pay raises for most of our staff. This effort has been offset by the fact that we had to adequately staff our newly built facilities. We have opened two new facilities in Dawson county and Dahlonega, Georgia, during December 2008, and one new facility in Murphy, North Carolina during January 2009.

Occupancy, furniture and equipment expenses totaled $1.1 million for the first three months in 2009, consistent with the same period in 2008. We just completed three new branch facilities, two in December 2008 and another in January 2009, which contributed to approximately $75,000 increase in depreciation expense for the first three months of 2009. This increase was partially offset by a reduction in lease payments; as these new facilities replaced temporary leased facilities, as well as decreases in various other expenses resulting from management’s efforts to contain expenses.

Other operating expenses increased $613,000 to $2.9 million for the three months ended March 31, 2009, compared to $2.3 million for the same period in 2008. This increase is primarily the result of increased losses on sales of ORE, increased expenses related to ORE, increased FDIC deposit-assessments, and other outside services costs. We had net losses on sales of ORE of approximately $427,000 during the first three months of 2009, compared to an ORE net loss of $150,000 reported in noninterest expense in the same period of 2008. Expenses related to the ORE were approximately $373,000 for the first three months of 2009, compared to $36,000 for the same period in 2008. Our FDIC deposit insurance increased $253,000, over the same period in 2008 due to FDIC’s increase in assessments as well as our increase in deposit volume since the first quarter of 2008. Other outside service costs were approximately $188,000 for the first three months of 2009, compared to $81,000 over the same period in 2008, due to additional managerial consulting services used during 2009. These costs were offset in part by a $132,000 decrease in amortization expense of a non-compete agreement, which expired in 2008, a $116,000 decrease in promotional and advertising expense, as well as various other expense decreases resulting from management’s efforts to keep other costs at a minimum without sacrificing service to our customers.

Income Taxes

We had an income tax benefit for the three months ended March 31, 2009 of $1.3 million, compared to an income tax expense of $525,000 in the same period in 2008. The tax benefit is the result of the net loss recorded during the first quarter of 2009. Management expects that its recorded deferred tax assets will be realized in the near term. The effective tax benefit was 41.8% and the effective tax rate was 31.6% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rates have decreased due to the future tax benefits from our net losses.

Balance Sheet Review

General

At March 31, 2009, we had total assets of $1.2 billion, an increase of $48.7 million, or 4.1%, from December 31, 2008. Cash and cash equivalents decreased $90.4 million, or 61.6% from December 31, 2008, to $56.5 million at March 31, 2009. Our total loans decreased $2.4 million, or 0.27%, from December 31, 2008, to $883.0 million at March 31, 2009. Securities available-for-sale increased 159.9%, from $79.3 million at December 31, 2008, to $206.1 million at March 31, 2009. Net premises and equipment increased $956,000, or 2.4%, since December 31, 2008, to $40.6 million at March 31, 2009.

Our liabilities at March 31, 2009 totaled $1.2 billion, which was an increase of 4.6% over total liabilities at December 31, 2008. Total deposits were $1.1 billion at March 31, 2009, which was a 5.0% increase over the December 31, 2008 balance of $1.0 billion. Federal Home Loan Bank advances remained at $72.0 million since December 31, 2008. Short-term borrowings decreased $274,000 or 2.6% since December 31, 2008.

Shareholder’s equity at March 31, 2009 totaled $70.4 million, which was a 2.8% decrease over the December 31, 2008 balance of $72.4 million.

Federal Funds Sold

Federal funds sold at March 31, 2009 and December 31, 2008 were $1.6 million and $133.4 million, respectively, a decrease of $131.8 million. The decrease in federal funds is the result of an increase in purchases of securities, as well as an increase in core deposits in advance of funding loans and paying off wholesale funding. We continue to try to minimize federal funds sold to maximize our use of earning assets.

Securities Portfolio

Total investment securities, including restricted equity securities, averaged $84.5 million during the first three months of 2009 and totaled $211.3 million at March 31, 2009. Total investment securities, including restricted equity securities averaged $80.4 million during the first three months of 2008 and totaled $84.2 million at December 31, 2008. These average amounts include unrealized net gains of $1.7 million and $953,000 at March 31, 2009 and 2008, respectively. At March 31, 2009, our total investment securities portfolio had an unrealized net gain of $509,000 compared with an unrealized net gain of $1.4 million at December 31, 2008. During the first quarter of 2009, we realized a net gain of $1.0 million from securities that were part of our investment portfolio at December 31, 2008. We repositioned these investments into lower risk-weighted categories to improve our risk-weighted capital ratios.

Loan Portfolio

Loans make up the largest component of our earning assets. At March 31, 2009, our total loans were $883.0 million, compared to loans of $885.4 million as of December 31, 2008, a decrease of 0.3%. As of March 31, 2009, average loans represented 84.3% of average earning assets compared to 90.0% at March 31, 2008. Average loans increased to $852.2 million (excluding average nonaccrual loans of $30.5 million) with a yield of 7.01% in the first three months of 2009, from $826.9 million (excluding average nonaccrual loans of $3.9 million) with a yield of 8.63%, compared to March 31, 2008. The decrease in the yield on loans is primarily due to significant rate decreases initiated by the Federal Reserve during 2008. The Prime rate averaged 3.25% for the three months ended March 31, 2009, compared to 6.22% for the same period in 2008. We continue to see a demand for loans, although at a much slower than normal rate. Acquisition, development and construction loans decreased 2.3% during the period from December 31, 2008 to March 31. 2009. Consistent with much of the country, the residential real estate market in North Georgia and our primary market areas has slowed considerably, but we are beginning to see a decline in the current inventory of housing especially homes that are priced below $225,000. Our business model, which includes having strong connected local bankers in each of our geographic markets, gives us a unique ability to monitor loan activity and credit quality.

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

The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term; however, the amount of the change cannot be estimated.

At March 31, 2009, our allowance for loan losses was $14.1 million, or 1.60% of total outstanding loans, compared to an allowance for loan losses of $14.5 million, or 1.64% of total outstanding loans, at December 31, 2008. The decrease to our allowance at March 31, 2009 is primarily the result of $4.1 million in net loan charge-offs offset by the additional $3.7 million charged to loan loss provision during the first three months of 2009. Shortly after December 31, 2008, certain balances related to impaired loans were charged-off. In addition, during the first quarter ended March 31, 2009, we charged down $2.6 million in loans, which related to loans which were considered impaired at March 31, 2009. These charged-off items no longer represent additional risk to our loan portfolio. In addition, $1.1 million of interest accrued during previous accounting periods was charged to the allowance for loan losses during the first quarter. Economic conditions have worsened considerably over the past year and these adverse conditions negatively impacted our borrowers’ ability to sell property and repay their debts timely. These events have caused us to have to foreclose on the real estate collateral at lower market values, which in turn has led to increased charge-offs over the last two quarters as compared to prior periods. At March 31, 2009, management felt that our allowance for loan losses compared to outstanding loans appeared to be adequate, but should further analysis dictate a future increase to our allowance for loan losses, we will provide additional provisions as appropriate.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except ratios)

Allowance for loan losses, at beginning of period	$14,510	$9,808
Loans charged off:
Commercial, financial, and agricultural	1,253	29
Real estate – construction	2,660	311
Real estate – other	1,491	52
Consumer	185	166

Total loans charged off	5,589	558

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	151	1
Real estate – construction	19	—
Real estate – other	1,271	—
Consumer	61	48

Total recoveries on loans previously charged off	1,502	49

Net loans charged off	4,087	509

Provision for loan losses	3,726	955

Allowance for loan losses, at end of period	$14,149	$10,254

Loans, net of unearned income, at end of period	$883,016	$845,558

Average loans, net of unearned income, outstanding for the period (1)	$882,759	$830,769

Ratios:
Allowance at end of period to loans, net of unearned income	1.60%	1.21%
Allowance at end of period to average loans, net of unearned income	1.60	1.23
Net charge-offs to average loans, net of unearned income	0.46	0.06
Net charge-offs to allowance at end of period	28.88	4.96
Recoveries to prior year charge-offs	17.76	2.68

(1)	Average loans include average nonaccrual loans of $30.5 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively.

Nonperforming Assets

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Total loans which the Company considered to be impaired at March 31, 2009 and December 31, 2008 were $98.3 million and $57.6 million, respectively. Of these loans, $50.8 million and $24.4 million were on nonaccrual status at March 31, 2009 and December 31, 2008, respectively. Impaired loans still on accrual status at March 31, 2009 were $47.5 million, which consisted of $45.5 million in loans secured by real estate, $1.5 in commercial, financial and agricultural loans and $440,000 in other loans. Allowances on the impaired loans at March 31, 2009 and December 31, 2008 were $3.4 million and $3.3 million, respectively. Shortly after December 31, 2008, certain balances related to impaired loans were charged-off. In addition, during the first quarter ended March 31, 2009, we charged down $2.6 million in loans, which relates to loans which were considered impaired at March 31, 2009. Impaired loans consisted primarily of real estate – construction, real estate – mortgage loans, and real estate – commercial as of March 31, 2009 and December 31, 2008.

Total impaired loans and amounts reserved at March 31, 2009 and December 31 2008 and, respectively, are as follows:

	March 31, 2009 Impaired	March 31, 2009 Reserve	December 31, 2008 Impaired	December 31, 2008 Reserve
	(In thousands)

Nonaccrual loans	$50,785	$2,755	$24,387	$1,342
Other specifically impaired loans	10,658	611	12,914	1,950
Restructured loans	36,834	—	20,306	—

Total impaired loans	$98,277	3,366	$57,607	3,292

Reserve on all other loans		10,783		11,218

Total reserve		$14,149		$14,510

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual or restructured and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, and foreclosed assets) decreased from 34.97% at December 31, 2008, to 20.13% at March 31, 2009. Total nonperforming assets at March 31, 2009 were $70.3 million, which consisted of: $39.0 million in loans secured by real estate; $2.7 million in commercial, financial and agricultural loans; $149,000 in consumer and other loans; $19.2 million of foreclosed real estate; and $258,000 of other repossessed property. Total nonperforming assets at December 31, 2008 were approximately $41.5 million. The ratio of total nonperforming assets to total assets increased from 3.50% at December 31, 2008, to 5.69% at March 31, 2009, and the ratio of nonperforming loans to total loans increased from 3.18% at December 31, 2008, to 5.76% at March 31, 2009.

The following table shows our nonperforming assets at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(In thousands)

Non-accruing loans	$50,786	$24,387
Loans past due 90 days or more and still accruing interest	81	3,783
Restructured loans	—	—

Total nonperforming loans	50,867	28,170
Other real estate	19,150	13,171
Other repossessed property	258	151

Total nonperforming assets	$70,275	$41,492

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $956,000 during the three month period from December 31, 2008 to March 31, 2009. The majority of this increase was due to the completion of construction of our new facility in Murphy, North Carolina. This new permanent facility replaced a temporary leased facility in this location.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 5.0%, from $1.0 billion at December 31, 2008, to $1.1 billion, at March 31, 2009. Noninterest-bearing deposits increased $2.8 million, or 5.6%, from year-end 2008 to $52.8 million at March 31, 2009, and interest-bearing deposits increased $48.1 million, or 5.0%, during the same period, to $1.0 million. Alternative funding sources such as Federal Home Loan Bank advances, national CDs and brokered deposits were used to supplement funding sources. At March 31, 2009, brokered deposits were $49.5 million and Federal Home Loan Bank advances were $72.0 million, compared to brokered deposits of $80.0 million and Federal Home Loan Bank advances of $72.0 million at December 31, 2008. These alternative funding sources are necessary to fund our growth in loans at reasonable spreads and are a secondary source of financing utilized to fund loan growth. The cost of these alternative funding sources can be less expensive than our local deposits. Pursuant to the Order, however, we are required to provide written notice to and obtain a waiver from the FDIC and the GDBF when we intend to use or increase our brokered deposits.

Borrowings

Short-Term Borrowings

Short-term borrowings at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)

Securities sold under agreements to repurchase	$5,368	$5,642
Other short-term line of credit	4,962	4,962

	$10,330	$10,604

At March 31, 2009, we had $26.0 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at March 31, 2009 and December 31, 2008. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

We also have a short-term note payable with a third party financial institution. The balance on this note payable was $5.0 million at March 31, 2009 and at December 31, 2008. In connection with the short-term note payable the Company has agreed, among other things, not to: (1) permit the combined tangible capital of the subsidiary Banks to be less than $60,000,000; (2) permit the Tier 1 leverage ratio to be less than 7.0% and the total risk based ratio to be less than 9.0% at any quarter end; (3) permit the return on average assets to be less than 0.0% for each fiscal quarter; (4) permit the ratio of consolidated loans classified as substandard, doubtful to Tier 1 capital plus its allowance for loan losses to exceed 60%.

The Company was in violation of certain of the above covenants as of March 31, 2009; however, we are currently in the process of renewing this note which came due in March and any covenant violations will be addressed in the renewal.

Subordinated Long-term Capital Notes

On September 30, 2008 and October 30, 2008, Appalachian Community Bank issued an aggregate of $6,125,000 and $200,000, respectively, in Fixed Rate Subordinated Notes, which will mature on September 30, 2015 (the “Notes”). Interest on the Notes is fixed at 10% per annum. The interest on the Notes is payable semi-annually in arrears on June 30 and December 31 of each year. The Bank may redeem all or some of the Notes at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date. Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation. There is no right of acceleration in the case of default in payment of principal of or interest on the Notes. The Notes qualify as Tier II capital under risk-based capital guidelines under the federal prompt corrective action guidelines.

Shareholders’ Equity

Total shareholders’ equity was $70.4 million at March 31, 2009, a decrease of $2.0 million as compared to $72.4 million at December 31, 2008. This decrease included net losses of $1.8 million for the three months ended March 31, 2009. In addition, we issued 103,196 shares of common stock to our 401(k) Plan during the first quarter of 2009 for proceeds of $263,000; and had an increase related to stock-based compensation expense of $55,000. These increases were reduced by a $597,000 decrease in the accumulated other comprehensive income on our available-for-sale securities.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining our day-to-day cash flow requirements of our customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, we would not be able to perform our primary function as a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities we serve. The objective of assets and liabilities management is not only to assure adequate liquidity in order for us to meet the needs of our customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, so that we can meet the investment objectives of our shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. Pursuant to the Order, the bank is required to review, revise, and adopt, as necessary, its written liquidity, contingency funding, and funds management policy to provide effective guidance and control over the Bank’s funds management activities. We are currently undergoing such review.

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $653.0 million, or 74.0%, of the total loan portfolio at March 31, 2009, and investment securities that mature in one year or less equaled approximately $149.9 million or 72.7% of the portfolio. Other sources of liquidity include short-term investments such as federal funds sold. At March 31, 2009, we had $1.6 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2009, time deposits that mature in one year or less equaled approximately $626.2 million. At March 31, 2009, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $26.0 million. At March 31, 2009, the outstanding balance of federal funds purchased was $-0-.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $165.4 million as of March 31, 2009. This line is subject to collateral availability. At March 31, 2009, the outstanding balance of the line of credit was $72.0 million, none of which is accounted for as a short-term line of credit.

Capital Resources

The Company, Bank and Thrift are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company, Bank and Thrift and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Bank and Thrift must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank and the Thrift to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Pursuant to the Order, we are in the process of developing a short-term and a long-term capital plan to meet regulatory required capital limits. For the Bank to be in compliance with the Order, Tier 1 Risk-based Capital must equal or exceed 8.00% of the Bank’s total assets and the Total Risk-based Capital must equal or exceed 10.00% of the Bank’s total risk-weighted assets, within 90 days of the effective date of the Order.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of March 31, 2009:
Total Risk-based Capital
Consolidated	$88,895	9.79%	$72,653	8.00%	$	N/A	N/A	%
Appalachian Community Bank	83,813	10.08	66,455	8.00		83,069	10.00
Appalachian Community Bank, F.S.B.	9,119	13.05	5,589	8.00		6,986	10.00
Tier 1 Risk-based Capital
Consolidated	71,183	7.84	36,326	4.00		N/A	N/A
Appalachian Community Bank	66,970	8.06	33,227	4.00		49,841	6.00
Appalachian Community Bank, F.S.B.	8,244	11.80	2,794	4.00		4,191	6.00
Tier 1 Leverage
Consolidated	71,183	5.90	48,241	4.00		N/A	N/A
Appalachian Community Bank	66,970	5.99	44,754	4.00		55,942	5.00
Appalachian Community Bank, F.S.B.	8,244	9.48	3,478	4.00		4,348	5.00

Contractual Obligations

As of March 31, 2009, we have entered into no new contractual agreements.

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

A summary of our commitments as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)

Loan commitments	$77,142	$77,502
Standby letters of credit	5,472	5,942

	$82,614	$83,444

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 24, 2009, Appalachian Community Bank, the wholly-owned subsidiary of Appalachian Bancshares, Inc., the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), entered into a Stipulation and Consent of Entry of Order to Cease and Desist (“Consent Agreement”), which incorporated by reference an Order to Cease and Desist (the “Order”) for the Bank. A description of the Order and the Consent Agreement is more fully described in Note C of the “Notes to Consolidated Financial Statements”. Copies of the Consent Agreement and the Order were filed as Exhibits 10.1 and 10.2, respectively, on Form 8-K on April  30, 2009. The Bank is currently working with the FDIC and the GDBF to comply with the Order.

Item 1A.  Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The cease and desist order increases our compliance costs and limits the activities that we may perform

The Bank is primarily supervised and regulated by the Federal Deposit Insurance Corporation (“the FDIC”) and the Georgia Departemnt of Banking and Finance (“the GDBF”), and the Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. As more fully described in Note C of the “Notes to Consolidated Financial Statements” on April 24, 2009, the Bank consented to an Order to Cease and Desist issued by the FDIC and the GDBF (the “Order”). The Order requires the Bank to, among other things, to file progress reports related to its compliance with the Order. The Order also substantially restricts the Bank’s lending activities. We cannot predict the further impact of the Orders upon our business, financial condition, or results of operations. In addition, we cannot predict whether the FDIC or the GDBF will take any further action with respect to the Bank, or, if any such further action were taken, whether such action, including the actions described in Note C of the “Notes to Consolidated Financial Statements” would have a material adverse effect on the Company or the Bank.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following Exhibits are filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit

10.1	Stipulation and Consent to the Issuance of an Order to Cease and Desist, dated April 24, 2009 (included as Exhibit 10.1 in the Company’s Current Report 8-K dated April 24, 2009, and Incorporated Herein by Reference.)

10.2	Order to Cease and Desist, dated April 24, 2009 Issued by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (included as Exhibit 10.2 in the Company’s Current Report 8-K dated April 24, 2009, and Incorporated Herein by Reference.)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: May 14, 2009	/s/ Tracy R. Newton
Tracy R. Newton
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2009	/s/ Danny F. Dukes
Danny F. Dukes
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 6 which are filed as a part of this report and incorporated by reference):

Exhibit No.	Exhibit

10.1	Stipulation and Consent to the Issuance of an Order to Cease and Desist, dated April 24, 2009 (included as Exhibit 10.1 in the Company’s Current Report 8-K dated April 24, 2009, and Incorporated Herein by Reference.)

10.2	Order to Cease and Desist, dated April 24, 2009 Issued by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (included as Exhibit 10.2 in the Company’s Current Report 8-K dated April 24, 2009, and Incorporated Herein by Reference.)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.