Form 10-Q
period 2009-06-30
APPALACHIAN BANCSHARES INC
filed 2009-08-19
CIK 1019883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 5,475,701 shares of common stock, $0.01 par value per share, outstanding as of August 12, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
	(In thousands, except share data)
Assets
Cash and due from banks	$44,871	$12,825
Interest-bearing deposits with other banks	139,242	731
Federal funds sold	14,132	133,351

Cash and Cash Equivalents	198,245	146,907

Securities available-for-sale	56,029	79,308

Restricted equity securities	5,225	4,932

Loans, held for sale	2,868	2,783

Loans, net of unearned income	856,866	885,374
Allowance for loan losses	(22,099)	(14,510)

Net Loans	834,767	870,864

Premises and equipment, net	40,273	39,638
Accrued interest	6,978	9,289
Cash surrender value on life insurance	9,255	9,140
Intangibles, net	—	1,992
Foreclosed assets	26,048	13,323
Other assets	5,546	7,502

Total Assets	$1,185,234	$1,185,678

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$58,879	$50,035
Interest-bearing deposits	986,299	963,241

Total Deposits	1,045,178	1,013,276

Short-term borrowings	10,332	10,604
Accrued interest	1,983	1,936
Federal Home Loan Bank Advances	72,000	72,000
Subordinated long-term capital notes	12,511	12,511
Other liabilities	4,028	2,913

Total Liabilities	1,146,032	1,113,240

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 20,000,000 shares authorized, 5,475,701 issued at June 30, 2009, and 5,372,505 issued at December 31, 2008	55	54
Paid-in capital	45,351	44,979
Retained earnings (accumulated deficit)	(6,188)	26,472
Accumulated other comprehensive income (loss)	(16)	933

Total Shareholders’ Equity	39,202	72,438

Total Liabilities and Shareholders’ Equity	$1,185,234	$1,185,678

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except shares and per share data)
Interest Income
Interest and fees on loans	$11,537	$16,379	$26,321	$34,038
Interest on securities:
Taxable securities	434	802	1,169	1,581
Nontaxable securities	131	158	262	318
Interest on deposits with other banks	9	6	9	8
Interest on federal funds sold	8	55	28	98

Total Interest Income	12,119	17,400	27,789	36,043

Interest Expense
Interest on deposits	7,968	7,142	15,996	15,258
Interest on short-term borrowings	104	121	225	245
Interest on Federal Home Loan Bank Advances	601	504	1,198	1,084
Interest on subordinated long-term capital notes	269	97	530	206

Total Interest Expense	8,942	7,864	17,949	16,793

Net Interest Income	3,177	9,536	9,840	19,250
Provision for loan losses	21,468	1,496	25,194	2,451

Net Interest Income (Loss) After Provision for Loan Losses	(18,291)	8,040	(15,354)	16,799

Noninterest Income
Customer service fees	588	660	1,106	1,224
Mortgage origination commissions	617	418	1,053	864
Net gains on sales of securities	19	—	1,040	9
Other operating income	241	264	474	510

Total Noninterest Income	1,465	1,342	3,673	2,607

Noninterest Expenses
Salaries and employee benefits	4,107	5,044	8,243	10,035
Occupancy, furniture and equipment expense	1,121	1,020	2,248	2,102
Goodwill impairment	1,992	—	1,992	—
Other operating expenses	3,712	2,362	6,614	4,651

Total Noninterest Expenses	10,932	8,426	19,097	16,788

Income (loss) before income taxes (benefit)	(27,758)	956	(30,778)	2,618
Income tax expense (benefit)	3,146	255	1,882	780

Net Income (Loss)	$(30,904)	$701	$(32,660)	$1,838

Earnings (Losses) per Common Share
Basic	$(5.64)	$0.13	$(5.98)	$0.34
Diluted	(5.64)	0.13	(5.98)	0.34

Cash Dividends Declared per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	5,475,701	5,372,505	5,464,298	5,360,747
Diluted	5,475,701	5,372,505	5,464,298	5,360,747

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net Income (Loss)	$(30,904)	$701	$(32,660)	$1,838

Other comprehensive income (loss), net of tax benefits:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(514)	(1,203)	(398)	(615)
Reclassification adjustments for gains included in net income (loss)	(19)	—	(1,040)	(9)
Income tax related to items of other comprehensive loss	181	409	489	212

Other comprehensive loss	(352)	(794)	(949)	(412)

Comprehensive Income (Loss)	$(31,256)	$(93)	$(33,609)	$1,426

See notes to consolidated financial statements.

APPALACHIAN BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating Activities
Net Income (Loss)	$(32,660)	$1,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,103	1,489
Provision for loan losses	25,194	2,451
Realized security gains, net	(1,040)	(9)
Goodwill impairment	1,992	—
Loss on disposition of other real estate	902	392
Increase in cash surrender value on life insurance	(115)	(189)
Decrease in accrued interest receivable	2,311	587
Increase (decrease) in accrued interest payable	47	(188)
Compensation associated with issuance of stock options	110	142
Net (increase) decrease in loans held for sale	(85)	2,536
Other, net	3,138	3,180

Net Cash Provided by (Used in) Operating Activities	897	12,229

Investing Activities
Net change in securities available-for-sale	22,462	(1,307)
Net increase in loans	(3,991)	(69,570)
Capital expenditures, net	(1,612)	(3,185)
Proceeds from disposition of other real estate	1,688	381

Net Cash Provided by (Used in) Investing Activities	18,547	(73,681)

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	13,942	(19,772)
Net increase in certificates of deposit	17,961	115,227
Net decrease in short-term borrowings	(272)	(9,245)
Proceeds from long-term debt	—	20,000
Repayment of long-term debt	—	(20,200)
Proceeds from issuance of common stock	263	885
Purchase of stock	—	(183)

Net Cash Provided By Financing Activities	31,894	86,712

Net Increase in Cash and Cash Equivalents	51,338	25,260

Cash and Cash Equivalents at Beginning of Period	146,907	26,499

Cash and Cash Equivalents at End of Period	$198,245	$51,759

See notes to consolidated financial statements.

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

All significant intercompany transactions and balances have been eliminated in consolidation. Unless otherwise indicated herein, the financial results of the Company refer to the Company, the Bank, the Thrift and the Real Estate Holding Company on a consolidated basis. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has prepared these consolidated financial statements assuming that it will be able to continue as a going concern. However, the Company has not shown profits since the second quarter of 2008. In addition, as of June 30, 2009, the Bank has been classified as undercapitalized, pursuant to applicable regulatory guidelines. As a result of these losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about its ability to continue as a going concern. Although management is committed to developing strategies to address these uncertainties, the outcome of these developments cannot be predicted at this time.

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

Note B – Critical Accounting Policies – Continued

Statements of Cash Flows

The Company includes cash, due from banks, and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the six months ended June 30, 2009 and 2008.

	2009	2008
	(In thousands)
Cash paid during the year for interest	$17,902	$16,981
Cash paid (received) during the year for income taxes	(1,602)	950

Non-cash Disclosures:
Loans transferred to foreclosed assets	18,349	7,795
Net decrease in unrealized gains and losses on securities available-for-sale	(949)	(412)
Sales of foreclosed assets financed through loans	3,526	5,131
Increase in cash surrender value on life insurance	115	189

Recent Developments

Statement of Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). In June 2009, FASB issued SFAS 166 and SFAS 167, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). Both Statements 166 and 167 will be effective January 1, 2010 for companies reporting earnings on a calendar-year basis. The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations’ capital adequacy was assessed using assumptions consistent with standards ultimately included in FAS 166 and FAS 167. The Company does not anticipate the new accounting principle to have a material effect on its financial positions or results of operation.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on its financial positions or results of operation.

Note C – Management’s Plan of Action for Cease and Desist Order

On April 24, 2009, Appalachian Community Bank (the “Bank”), the wholly-owned subsidiary bank of Appalachian Bancshares, Inc., entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”). Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDBF. Other material provisions of the order require the Bank to: (i) strengthen its board of directors’ oversight of management and operations of the Bank, (ii) maintain a Total Risk Based Capital Ratio of 10.0%, a Tier 1 Capital Leverage Ratio of 8.0% and is required to periodically report its liquidity ratio to the FDIC and to the GDBF (iii) revise, adopt and implement an independent loan review program and improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (iv) revise its policy for determining the adequacy of the Allowance for Loan and Lease Losses, (v) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) provide written notice to the FDIC and the GDBF when it intends to use or increase the amount of brokered deposits, and (viii) prepare and submit progress reports to the FDIC and the GDBF. The Order will remain in effect until modified or terminated by the FDIC and the GDBF.

The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law. The FDIC and GDBF did not impose or recommend any monetary penalties.

Following is an update as to the actions taken by the Bank in response to the Order. As of the date of this report, the Bank has made the following progress in complying with the above stated provisions:

(i)	Since the Order, the board of director’s participation in the affairs of the Bank has increased through greater communication with management, an analysis of management reports to the board, as well as increased committee activities. The Bank has formed an oversight committee for the purpose of monitoring the Bank’s overall compliance with the Order and this committee has been meeting weekly and reporting to the full board of the Bank at each regularly scheduled board meeting. Although not specifically required by the Order, the board engaged an independent management consulting firm to conduct an assessment of Bank management. This assessment was also submitted to the FDIC and the board is currently considering the recommendations of this consulting firm.

(ii)	The Bank has developed a capital plan, which includes expense reductions to improve earnings, restructuring the balance sheet to reduce non-performing assets, seeking new capital and limiting loan growth. The Bank is currently updating the plan and will continue to revise the plan quarterly. The Bank has also reviewed its written liquidity, contingency funding, and funds management policy and has made appropriate revisions. Both the revised capital plan and the revised liquidity policy have been submitted to the FDIC for review. The Bank’s Total Risk Based Capital ratio was 7.26% and Tier 1 Leverage Ratio was 3.74% at June 30, 2009. The Bank’s liquidity ratio at June 30, 2009 was 22.68%.

(iii)	The Bank has engaged an independent loan review firm and a loan review was conducted of over 50% of the loan portfolio.

(iv)	The Bank has revised its policy for determining the adequacy of the Allowance for Loan and Lease Losses. The revised policy was implemented for the June 30, 2009 period end. The Allowance for Loan and Lease Losses was increased to 2.58% of the loan portfolio as of June 30, 2009.

Note C – Management’s Plan of Action for Cease and Desist Order – Continued

(v)	The Bank has eliminated from its books all assets or portions of assets classified as “Loss” and 50% of all assets or portions of assets classified as “Doubtful”, which resulted in charge-offs of $13.0 million during the quarter ended June 30, 2009.

(vi)	The Bank has performed a risk segmentation analysis with respect to concentrations of credit and a plan to reduce these concentrations has been submitted to the FDIC.

(vii)	The Bank has significantly reduced its exposure to brokered deposits. Since September 30, 2008, the Bank reduced brokered deposits by 79%, or $86.6 million, while increasing core deposits by $86.2 million during the same period.

(viii)	The Bank has submitted all required progress reports to the appropriate supervisory authorities.

Note D – Securities

The carrying amounts of securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at June 30, 2009 and December 31, 2008 are presented below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2009:
Government sponsored agency securities	$6,400	$—	$105	$6,295
State and municipal securities	10,455	107	123	10,439
Mortgage-backed securities	39,011	321	236	39,096
Equity securities	187	12	—	199

	$56,053	$440	$464	$56,029

December 31, 2008:
Government sponsored agency securities	$29,993	$989	$—	$30,982
State and municipal securities	10,976	146	209	10,913
Mortgage-backed securities	36,699	553	37	37,215
Equity securities	226	—	28	198

	$77,894	$1,688	$274	$79,308

At June 30, 2009, the Company’s available-for-sale securities reflected net unrealized losses of $24,260 that resulted in a decrease in shareholders’ equity of $16,012, net of deferred taxes. At December 31, 2008, the Company’s available-for-sale securities reflected net unrealized gains of $1,413,827 that resulted in an increase in shareholders’ equity of $933,126, net of deferred taxes.

Note D – Securities – Continued

The following tables show the Company’s securities’ gross unrealized losses and fair value, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2009:
Government sponsored agency securities	$6,295	$105	$—	$—	$6,295	$105
State and municipal securities	3,665	105	479	18	4,144	123
Mortgage-backed securities	18,559	233	178	3	18,737	236

	$28,519	$443	$657	$21	$29,176	$464

December 31, 2008:
Government sponsored agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	3,444	210	—	—	3,444	210
Mortgage-backed securities	5,566	23	1,244	13	6,810	36
Equity securities	6	28	—	—	6	28

	$9,016	$261	$1,244	$13	$10,260	$274

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before recovery of its cost basis. The gross unrealized losses at both June 30, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased. Because the declines in value are not attributed to credit quality and the Company has the ability and intent to hold the securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The following table shows the sales activities for securities for the six months ended June 30, 2009 and 2008.

	2009	2008
	(In thousands)
Sales proceeds	$187,010	$4,280
Gross gains on sales	1,094	9
Gross gains on calls	—	—

Loss from other than temporary impairment	(54)	—

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

Note D – Securities – Continued

Following is a rollforward of other than temporary losses for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Beginning of period	$54	$—	$—	$—

Other than temporary losses recorded due to impairment	—	—	34	—

Other than temporary losses recorded due to loss on sales	—	—	20	—

End of period	$54	$—	$54	$—

The contractual maturities of securities available-for-sale at June 30, 2009 are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(In thousands)
Amortized Cost
Government sponsored agency securities	$—	$—	$4,400	$2,000	$6,400
State and municipal securities	—	1,095	3,059	6,301	10,455
Mortgage-backed securities	—	367	1,973	36,671	39,011
Equity securities	—	—	—	187	187

Total Amortized Cost	$—	$1,462	$9,432	$45,159	$56,053

Fair Value
Government sponsored agency securities	$—	$—	$4,317	$1,978	$6,295
State and municipal securities	—	1,108	3,100	6,231	10,439
Mortgage-backed securities	—	369	2,015	36,712	39,096
Equity securities	—	—	—	199	199

Total Amortized Cost	$—	$1,477	$9,432	$45,120	$56,029

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

Note D – Securities – Continued

Equity securities includes an investment in Appalachian Capital Trust I in the amount of $186,000, and an investment of $507 in a mortgage cooperative at June 30, 2009. Restricted equity securities include a restricted investment in Federal Home Loan Bank stock, which must be maintained to secure the available line of credit. The FHLB security is carried at cost since it does not have a readily determinable fair value due to its restricted nature and the Company does not exercise significant influence.

The carrying value of securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to $29,007,163 and $27,184,024 at June 30, 2009 and December 31, 2008, respectively.

Note E – Loans

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of June 30, 2009 and December 31, 2008 were as follows:

	At June 30, 2009	At December 31, 2008
	(In thousands)
Commercial, financial and agricultural	$68,142	$72,543
Residential real estate – acquisition and development	308,601	328,473
Commercial real estate – acquisition and development	63,767	60,866
Mortgage real estate - residential	210,201	212,661
Mortgage real estate - commercial	171,219	173,566
Consumer	26,118	28,574
Other loans	8,818	8,691

Total loans (1)	856,866	885,374
Allowance for loan losses	(22,099)	(14,510)

Net loans	$834,767	$870,864

(1)	Total loans are net of deferred fees of $119,814 and $160,540 (not stated in thousands), at June 30, 2009 and at December 31, 2008, respectively.

Note F – Allowance for Loan Losses

Changes in the allowance for loan losses for the six month periods ended June 30, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Balance at December 31	$14,510	$9,808

Charge-offs	(19,278)	(1,730)
Recoveries	1,673	115

Net charge-offs	(17,605)	(1,615)

Provision for loan losses	25,194	2,451

Balance at June 30	$22,099	$10,644

Note G – Goodwill

Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the second quarter of 2009, management tested goodwill for impairment and concluded that the entire balance of goodwill recorded was impaired, which resulted in a $2.0 million impairment charge. The impairment was due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued losses. The analysis was performed in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”).

Note H – Other Real Estate Owned

Changes in other real estate owned, excluding repossessions, for the six month period ended June 30, 2009 are as follows:

(In thousands)
Balance at December 31, 2008	$13,171

Foreclosed real estate	18,349
Sales of foreclosed real estate	(6,097)
Capital improvements on foreclosed real estate	403

Balance at June 30, 2009	$25,826

Note I – Deferred Tax Asset

Deferred tax assets amounted to $3,314,921 (net of allowance) and $4,333,727 at June 30, 2009 and December 31, 2008, respectively. We expect to recover the net deferred tax assets within the next three years. During the quarter ended June 30, 2009, we evaluated the need for a valuation allowance on deferred tax assets and it was determined that a $6.5 million valuation allowance was required due to the continued net operating losses.

Note J – Fair Value Disclosures

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

Note J – Fair Value Disclosures – Continued

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company adopted the provisions of FSP FAS 157-4 on April 1, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009.

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

Note J – Fair Value Disclosures – Continued

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$56,029	$—	$56,029	$—
Loans held for sale	2,868	—	2,868	—

	Balance at December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Securities	$79,308	$—	$79,308	$—
Loans held for sale	2,783	—	2,783	—

Note J – Fair Value Disclosures – Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The tables below present the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Impaired loans	$117,564	—	—	117,564
Foreclosed assets	26,048	—	—	26,048

	Balance at December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Impaired loans	$34,009	—	—	34,009
Foreclosed assets	13,323	—	—	13,323

For the six months ended June 30, 2009, the Company recognized adjustments related to impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis. Approximately $31.0 million of losses related to impaired loans and foreclosed assets were recognized as either charge-offs or specific allocations within the allowance for loan losses for the six months ended June 30, 2009.

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

Note J – Fair Value Disclosures – Continued

FHLB Advances and Subordinated Debt: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Letters of Credit, and Financial Guarantees Written: The fair value of commitments and letters of credit is estimated to be approximately the fees charged for these arrangements.

The estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and short-term investments	$198,245	$198,245	$146,907	$146,907
Securities available-for-sale	56,029	56,029	79,308	79,308
Restricted equity securities	5,225	5,225	4,932	4,932
Loans held for sale	2,868	2,868	2,783	2,783
Loans	834,767	838,732	870,864	872,780
Accrued interest receivable	6,978	6,978	9,289	9,289

Total Financial Assets	$1,104,112	$1,108,077	$1,114,083	$1,115,999

Financial Liabilities
Deposits	$1,045,178	$1,038,604	$1,013,276	$1,013,175
Short-term borrowings	10,332	10,332	10,604	10,604
Accrued interest payable	1,983	1,983	1,936	1,936
Long-term debt	84,511	82,018	84,511	86,700

Total Financial Liabilities	$1,142,004	$1,132,937	$1,110,327	$1,112,415

Unrecognized financial instruments
Commitments to extend credit	$68,258	$250	$77,502	$389
Standby letters of credit	5,871	21	5,942	30

Total Unrecognized Financial Instruments	$74,129	$271	$83,444	$419

Note K – Subsequent Events

Subsequent events have been evaluated through August 19, 2009, which is the date the financial statements were available to be issued. The following events occurred subsequent to June 30, 2009:

•	During July 2009, an additional $26.1 million was transferred from our impaired loans to foreclosed real estate. We expect any additional charge-offs related to these loans will not be material.

•

In August 2009, the company that performed our mortgage underwriting was notified by federal agencies that it had been suspended as an approved seller and/or servicer. This did not affect any loans held for sale at June 30, 2009. We are also party to an agreement with another company to perform these services for us, and therefore, do not anticipate any material effect on our statements of operations or financial condition.

•

On July 30, 2009, we modified and renewed our $5.0 million short-term note payable to a third party financial institution. The note was modified to provide: (1) an extended maturity date of July 30, 2010, (2) a cure period of 150 days for violations of certain covenants set forth in the note, (3) no additional advances are available, (4) interest shall be payable monthly in arrears, rather than quarterly, (5) 1,000 shares of the Thrift’s common stock be pledged to the lender as additional collateral for the note, and (6) specified principal reductions upon certain future issuances of equity or debt securities or the sale of the Thrift.

Under the terms of the modified note, the Company has agreed, among other things, not to: (1) permit the tangible capital of the Company to be less than $60,000,000; (2) permit the Company’s Tier 1 Capital to average total assets to be less than 7.0% at the end of any fiscal quarter; (3) permit the Bank or the Thrift fail to comply with a minimum Tier 1 Capital requirement of 6.0%, (4) permit the Total Risk Based Capital ratio to be less than 8.0% for the Bank and 10.0% for the Thrift at any quarter end; and (5) permit the Thrift to be classified below the “well capitalized” classification as established by the applicable federal regulator. At June 30, 2009 and the time of renewal, we were in violation of various financial covenants contained in the note payable. Upon the renewal of the note the Company executed an acknowledgement regarding the violation of these financial covenants, which confirmed that under the terms of the modified note the Company has 150 from the date of the acknowledgement to cure the covenant violations. Failure to cure the covenant violations with the 150-day period will result in a default under the terms of the note, which will allow the lender to declare the note immediately due and payable, among other remedies set forth in the note.

•	For the month of July 2009, the Company incurred a net loss of $5.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary market areas are Gilmer, Union, Fannin, Murray, Dawson, Lumpkin and Whitfield Counties, Georgia, and nearby Polk County, Tennessee, and Cherokee County, North Carolina. We provide a full range of community banking services, through the Bank and the Thrift, to individuals and small- to medium-sized businesses located within our market areas, through thirteen full-service branches in Ellijay, East Ellijay, Blue Ridge, Blairsville, Chatsworth, Dawsonville, McCaysville, Dahlonega and Dalton, Georgia, as well as Murphy, North Carolina and Ducktown, Tennessee. The following discussion describes our results of operations for the three months and six months ended June 30, 2009, as compared to the three months and six months ended June 30, 2008, and analyzes our financial condition as of June 30, 2009, as compared to December 31, 2008.

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

Results of Operations

Income Statement Review

Three and six months ended June 30, 2009 and 2008

Overview

We had a net loss for the six months ended June 30, 2009 of $32.7 million, compared to a net income of $1.8 million for the same period in 2008. Our net loss for the three months ended June 30, 2009 was $30.9 million, compared to a net income of $701,000 for the same period in 2008. Basic and diluted earnings per share were $(5.98) for the six months ended June 30, 2009 and $(5.64) for the quarter ended June 30, 2009, compared to $0.34 for the six months ended June 30, 2008 and $0.13 for the quarter ended June 30, 2008. Annualized return on average assets was (5.40)% for the six months ended June 30, 2009 and (10.08)% for the three months ended June 30, 2009, compared to 0.37% for the six months ended June 30, 2008 and 0.28% for the three months ended June 30, 2008, and compared to (0.27)% for the year ended December 31, 2008. Annualized return on average equity was (93.19)% for the six months ended June 30, 2009 and (182.74)% for the three months ended June 30, 2009, compared to 4.89% for the six months ended June 30, 2008 and 3.70% for the three months ended June 30, 2008, and compared to (3.80)% for the year ended December 31, 2008. Our net interest margin was 2.01% for the six months ended June 30, 2009 and 1.32% for the three months ended June 30, 2009, compared to 4.18% for the six months ended June 30, 2008 and 4.07% for the three months ended June 30, 2009, and compared to 3.61% for the year ended December 31, 2008. Our decrease in net income for the six months ended June 30, 2009 was primarily due to the decrease to our net interest margin, increase in our provision for loan losses, increase in losses and expenses related to our other real estate (“ORE”), and increase in nonaccrual loans.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2009, net interest income decreased $9.4 million, or 48.9%, to $9.8 million, compared to $19.3 million for the same period in 2008. For the three months ended June 30, 2009, net interest income decreased 66.7% to $3.2 million, from $9.5 million during the same period in 2008. Total revenue, net of interest expense, was $13.5 million and $4.6 million for the six and three months ended June 30, 2009, respectively. This represented a decrease of 38.2% and 57.3%, respectively, over the three and six month periods in 2008. The decrease in total revenue is a result of the lower yield on earning assets, which was offset by our $1.0 million in net gains on sales of securities during the first six months of 2009.

The net interest margin, or the net yield on earning assets, is computed by dividing taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets. The taxable equivalent net interest margin was 2.01% for the six month period ended June 30, 2009 compared to 4.18% for the same period in 2008. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.31% for the six months ended June 30, 2009 compared to 3.90% during the same period for 2008. Since June 30, 2008, the Prime rate (“Prime”) has dropped from 5.00% to 3.25%, or 175 basis points. The last Prime decrease was 75 basis points in mid-December 2008. These decreases lowered the yield on our earning assets more rapidly than it lowered our cost of funds, which has caused our net interest margin and spread to compress. At June 30, 2009, however, the average maturity of our certificate of deposit portfolio was 7.5 months and our loan portfolio was comprised of 64.2% fixed rate loans with an average maturity of 17 months. As more of our certificates of deposit begin to reprice to lower rates, we believe our net interest margin will improve. We anticipate, however, that we will continue to pay competitive rates in order to continue our core deposit growth strategy for liquidity purposes. While in the past we have used lower cost brokered deposits to confront this margin compression, under the Order, we may not renew, rollover, or increase our brokered deposits without first obtaining a waiver from the FDIC and the GDBF. In addition, since we are no longer considered “well capitalized” by our banking regulators, we are prohibited from paying rates in excess of 75 basis points above the local market average. Now that most of our temporary branch locations are converted to permanent banking facilities in our expansion markets, we will continue to grow core deposits and this will allow us to continue replacing alternative funding sources with these core deposits. We have replaced $44.6 million and $71.1 million of alternative funding sources with core deposits since December 31, 2008 and June 30, 2008, respectively. Deposits, excluding national and brokered deposits, have grown $76.5 million since December 31, 2008, of which $33.6 million of this growth is directly related to the opening of our new Chatsworth, Dawson County Highway 400, and Dahlonega, Georgia facilities during 2008, as well as our new Murphy, North Carolina facility during 2009. Each of these permanent facilities replaced temporary leased facilities.

The following table shows, for the six months ended June 30, 2009 and 2008, information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Average Balance	Income/ Expense	Yields/ Rates(4)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, held for sale	$7,053	$156	4.46%	$4,332	$114	5.28%
Loans, net of unearned income (1)	818,831	26,178	6.45	840,737	33,936	8.10
Investment securities (2) (3)	95,427	1,579	3.34	80,922	2,073	5.14
Interest-bearing deposits	7,634	9	0.24	723	8	2.22
Federal funds sold	73,167	28	0.08	8,378	98	2.35

Total interest- earning assets	$1,002,112	27,950	5.62	$935,092	36,229	7.77

Interest-bearing liabilities:
Demand deposits	$141,563	1,816	2.59	$58,802	544	1.86
Savings deposits	154,660	1,850	2.41	203,362	2,795	2.76
Time deposits	701,810	12,330	3.54	526,950	11,919	4.54

Total deposits	998,033	15,996	3.23	789,114	15,258	3.88

Other short-term borrowings	10,383	225	4.37	15,273	245	3.22
Long-term debt	84,511	1,728	4.12	65,781	1,290	3.93

Total interest-bearing liabilities	$1,092,927	17,949	3.31	$870,168	16,793	3.87

Net interest income/net interest spread		10,001	2.31%		19,436	3.90%

Net yield on earning assets			2.01%			4.18%

Taxable equivalent adjustment:
Loans		13			12
Investment securities		148			174

Total taxable equivalent adjustment		161			186

Net interest income		$9,840			$19,250

(1)	Average loans exclude average nonaccrual loans of $57.7 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively. All loans and deposits are domestic.
(2)	Taxable equivalent.
(3)	Average securities exclude average unrealized gains of $1.1 million and $884,000 for the six months ended June 30, 2009 and 2008, respectively.
(4)	Annualized.

Provision for Loan Losses

The provision for loan losses is based on the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $25.2 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the provision for loan losses was $21.5 million and $1.5 million, respectively. The increase in the provision for loan losses for the six and three month periods ended June 30, 2009 over the same periods in 2008 was primarily due to the fact that economic conditions have worsened considerably and accordingly property values have decreased since June 30, 2008. During the remainder of 2008 and the first six months of 2009, these adverse conditions negatively impacted our borrowers’ ability to sell property and repay their debts timely. As a result, we were required to impair loans and recognize the specific reserves and foreclose on the real estate collateral with lower market values, which led to increased charge-offs as compared to prior periods. Compared to June 30, 2008, we have had $124.2 million increase in nonperforming loans and $16.0 million increase in net charge-offs over the same six month period, primarily in real estate – construction, real estate – residential and commercial business loans. Our total loans have decreased by $12.7 million, since June 30, 2008. We continue to carefully monitor our loan portfolio to identify any potential loan losses and charge-offs and continue the liquidation of foreclosed assets as soon as possible. Throughout this period, we have continued to tighten our loan underwriting practices. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income for the six months ended June 30, 2009 was $3.7 million, compared to $2.6 million for the same period in 2008. Noninterest income for the three months ended June 30, 2009 was $1.5 million, compared to $1.3 million during the same period in 2008. These amounts are primarily from customer service fees, mortgage origination commissions, earnings on cash surrender value of life insurance, insurance commissions, as well as other fees charged to customers such as safe deposit box rental and ATM fees. Noninterest income also includes the net recognized gains on securities available-for-sale. Net gains recognized on the sale of securities increased by $1.0 million for the first six months of 2009 as compared to the same period in 2008. The sales proceeds from these securities were originally invested in shorter-term securities and during the second quarter of 2009 these securities matured and the proceeds deposited into our cash account for potential future cash needs. Customer service fees, the largest component of noninterest income, decreased $118,000, or 9.6%, to $1.1 million for the first six months of 2009 from $1.2 million during the same period of 2008. The decrease in customer service fees is primarily related to the decrease in the collection of overdraft fees. Adverse economic conditions have decreased the collectability of these fees. Mortgage origination commissions increased by $189,000 for the first six months of 2009, as compared to the same period in 2008. The increase in mortgage origination commissions relates primarily to the slight increase in mortgage activity in 2009, as compared to the same period in 2008. Other operating income decreased by $36,000 for the first six months of 2009, as compared to the same period in 2008. The majority of this decrease was due to a $84,000 decrease in our earnings on cash surrender value of bank owned life insurance, which was offset by increases in other income items.

Noninterest Expenses

Noninterest expenses totaled $19.1 million for the first six months of 2009, compared to $16.8 million for the same period in 2008. Salaries and employee benefits decreased $1.8 million, or 17.9%, to $8.2 million for the first six months of 2009, as compared to the same period in 2008. As part of management’s efforts to keep costs at a minimum in 2009, we have reduced our workforce in areas where feasible, as well as cancelled bonuses and pay raises for most of our staff. This effort has been offset by the increase in staff related to our newly built facilities. We opened two new facilities in Dawson county and Dahlonega, Georgia, during December 2008, and one new facility in Murphy, North Carolina during January 2009. Although we were committed to staffing these newly built facilities and establishing our branches in these locations, there are no current plans for the construction of new facilities.

Occupancy, furniture and equipment expenses totaled $2.2 million for the first six months in 2009, compared to $2.1 million for the same period in 2008. We just completed three new branch facilities, two in December 2008 and another in January 2009, which contributed to approximately $114,000 increase in depreciation expense for the first three months of 2009, as well as increased utilities, property taxes, as well as other occupancy expenses. This increase was partially offset by a reduction in lease payments; as these new facilities replaced temporary leased facilities, as well as decreases in various other expenses resulting from management’s efforts to contain expenses.

In the second quarter of 2009, management concluded that the entire balance of goodwill recorded was impaired and recorded a $2.0 million impairment charge. This was due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued losses. The analysis was performed in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”).

Other operating expenses increased $2.0 million to $6.6 million for the six months ended June 30, 2009, compared to $4.6 million for the same period in 2008. This increase is primarily the result of increased FDIC deposit-assessments, increased losses on sales of ORE, increased expenses related to ORE, and other outside services costs. Our FDIC deposit insurance increased $1.2 million over the same period in 2008 due to FDIC’s special assessment, increased assessments due to risk category as well as our increase in deposit volume since the first half of 2008. We had net losses on sales of ORE of approximately $902,000 during the first six months of 2009, compared to an ORE net loss of $392,000 reported in noninterest expense in the same period of 2008. Expenses related to the ORE were approximately $563,000 for the first six months of 2009, compared to $95,000 for the same period in 2008. Other outside service costs were approximately $432,000 for the first six months of 2009, compared to $192,000 over the same period in 2008, due to additional managerial consulting services used during 2009. These costs were offset in part by a $201,000 decrease in promotional and advertising expense, a $159,000 decrease in amortization expense of a non-compete agreement, which expired in 2008, as well as various other expense decreases resulting from management’s efforts to keep other costs at a minimum without sacrificing service to our customers.

Income Taxes

For the six months ended June 30, 2009, income tax expense amounted to $1.9 million, compared to an income tax expense of $780,000 in the same period in 2008. For the three months ended June 30, 2009, income tax expense was $3.1 million, compared to and income tax expense of $255,000 in the same period in 2008. The income tax expense recorded in 2009 is due to the Company’s establishment of a valuation allowance on its deferred tax assets in the amount of $6.5 million. During the quarter ended June 30, 2009, management discontinued the recognition of additional deferred tax assets. Management has determined that a valuation allowance on their deferred tax assets is necessary due to the probability of recovering 100% of such deferred tax assets in the near term.

Balance Sheet Review

General

At June 30, 2009, we had total assets of $1.2 billion, which was a slight decrease over our total assets at December 31, 2008. Cash and cash equivalents increased $51.3 million, or 35.0% from December 31, 2008, to $198.2 million at June 30, 2009. Securities available-for-sale decreased $23.3 million, or 29.4%, from $79.3 million at December 31, 2008, to $56.0 million at June 30, 2009. Our total loans decreased $28.5 million, or 3.2%, from December 31, 2008, to $856.9 million at June 30, 2009. Net premises and equipment increased $635,000, or 1.6%, since December 31, 2008, to $40.3 million at June 30, 2009. Foreclosed assets increased $12.7, million or 95.5%, since December 31, 2008, to $26.0 million at June 30, 2009.

Our liabilities at June 30, 2009 totaled $1.1 billion, which was a slight increase over our total liabilities at December 31, 2008. Total deposits increased $31.9 million over the December 31, 2008 balance to $1.1 billion. Federal Home Loan Bank advances remained at $72.0 million since December 31, 2008. Short-term borrowings decreased $272,000 or 2.6% since December 31, 2008.

Shareholder’s equity at June 30, 2009 totaled $39.2 million, which was a 45.9% decrease over the December 31, 2008 balance of $72.4 million.

Federal Funds Sold

Federal funds sold at June 30, 2009 and December 31, 2008 were $14.1 million and $133.4 million, respectively, a decrease of $119.2 million. The decrease in federal funds is the result of our increase in cash held at the Federal Reserve, where we are earning a higher interest rate.

Securities Portfolio

Total investment securities, including restricted equity securities, averaged $95.4 million during the first six months of 2009 and totaled $61.3 million at June 30, 2009. Total investment securities, including restricted equity securities averaged $80.9 million during the first six months of 2008 and totaled $84.2 million at December 31, 2008. These average amounts exclude average unrealized net gains of $1.1 million and $884,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, our total investment securities portfolio had an unrealized net loss of $24,000 compared with an unrealized net gain of $1.4 million at December 31, 2008. During the first six months of 2009, we realized a net gain of $1.0 million from securities that were part of our investment portfolio at December 31, 2008. The sales proceeds from these securities were originally invested in shorter-term securities with lesser risk weights to improve our total risk-based capital position. During the second quarter of 2009 these securities matured and the proceeds were deposited into our cash account for liquidity purposes and future investments.

Loan Portfolio

Loans make up the largest component of our earning assets. At June 30, 2009, our total loans were $856.9 million, compared to loans of $885.4 million as of December 31, 2008, a decrease of 3.2%. As of June 30, 2009, average loans represented 81.7% of average earning assets compared to 89.9% at June 30, 2008. Average loans decreased to $818.8 million (excluding average nonaccrual loans of $57.7 million) with a yield of 6.45% in the first six months of 2009, from $840.7 million (excluding average nonaccrual loans of $4.2 million) with a yield of 8.10%, compared to June 30, 2008. The decrease in the yield on loans is primarily due to significant rate decreases initiated by the Federal Reserve during 2008, as well as the increase in nonaccrual loans. The Prime rate averaged 3.25% for the six months ended June 30, 2009, compared to 5.65% for the same period in 2008. Acquisition, development and construction loans decreased 4.4% during the period from December 31, 2008 to June 30, 2009. Consistent with much of the country, the residential real estate market in North Georgia and our primary market areas has slowed considerably, but during the last quarter and in July, there has been an increase in residential real estate priced below $300,000 according to the local Multiple Listing Services (“MLS”) databases. This database covers Gilmer, Fannin and Union counties, which contain the majority of our residential real estate loans and our ORE. The average price of completed homes in our foreclosed real estate portfolio was approximately $209,000 at June 30, 2009. For the quarter ended June 30, 2009 our market area averaged 88 homes sold per month, but for July 2009, the number of homes sold in our market area was 105. The number of homes sold in July 2009 was 19% higher than the average monthly sales for the quarter ended June 30, 2009.

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

At June 30, 2009, our allowance for loan losses was $22.1 million, or 2.58% of total outstanding loans, compared to an allowance for loan losses of $14.5 million, or 1.64% of total outstanding loans, at December 31, 2008. The increase to our allowance at June 30, 2009 is primarily the result of $17.6 million in net loan charge-offs offset by the additional $25.2 million charged to loan loss provision during the first six months of 2009. Subsequent to December 31, 2008, certain balances related to impaired loans were charged-off. In addition, during the six months ended June 30, 2009, we charged down $10.8 million in loans, which related to loans which were considered impaired at June 30, 2009. Therefore, as of June 30, 2009, for $102.9 million of impaired loans we have no specific reserves allocated in our allowance for loan losses due to those losses already having been realized. Of course, these loans will continue to be evaluated for further losses in subsequent periods. In addition, $2.0 million of interest accrued during previous accounting periods was charged to the allowance for loan losses during the first six months of 2009. Economic conditions have worsened considerably over the past year and these adverse conditions negatively impacted our borrowers’ ability to sell property and repay their debts timely. These events have caused us to have to foreclose on the real estate collateral at lower market values, which in turn has led to increased charge-offs over the last four quarters as compared to prior periods. At June 30, 2009, management felt that our allowance for loan losses compared to outstanding loans was adequate, but should further analysis dictate a future increase to our allowance for loan losses, we will provide additional provisions as appropriate.

The following table sets forth certain information with respect to our loans, net of unearned income, and the allowance for loan losses for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(In thousands, except ratios)
Allowance for loan losses, at beginning of period	$14,510	$9,808
Loans charged off:
Commercial, financial, and agricultural	3,488	60
Real estate – construction	10,210	1,073
Real estate – other	5,112	265
Consumer	468	332

Total loans charged off	19,278	1,730

Recoveries on loans previously charged off:
Commercial, financial, and agricultural	220	3
Real estate – construction	18	––
Real estate – other	1,331	2
Consumer	104	110

Total recoveries on loans previously charged off	1,673	115

Net loans charged off	17,605	1,615

Provision for loan losses	25,194	2,451

Allowance for loan losses, at end of period	$22,099	$10,644

Loans, net of unearned income, at end of period	$856,866	$869,595

Average loans, net of unearned income, outstanding for the period (1)	$876,488	$844,959

Ratios:
Allowance at end of period to loans, net of unearned income	2.58%	1.22%
Allowance at end of period to average loans, net of unearned income	2.52	1.26
Net charge-offs to average loans, net of unearned income	2.01	0.19
Net charge-offs to allowance at end of period	79.66	15.17
Recoveries to prior year charge-offs	19.79	4.03

(1)	Average loans include average nonaccrual loans of $57.7 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively.

Nonperforming Assets

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Total loans which the Company considered to be impaired at June 30, 2009 and December 31, 2008 were $163.5 million and $57.6 million, respectively. Of these loans, $120.5 million and $24.4 million were on nonaccrual status at June 30, 2009 and December 31, 2008, respectively. Impaired loans still on accrual status at June 30, 2009 were $42.9 million, which consisted of $41.0 million in loans secured by real estate, $1.6 in commercial, financial and agricultural loans and $388,000 in other loans. Allowances on the impaired loans at June 30, 2009 and December 31, 2008 were $7.4 million and $3.3 million, respectively. During the six months ended June 30, 2009, we charged down $10.8 million in loans, which related to loans which were considered impaired at June 30, 2009. Impaired loans consisted primarily of real estate – construction, real estate – mortgage loans, and real estate – commercial as of June 30, 2009 and December 31, 2008.

Total impaired loans and amounts reserved at June 30, 2009 and December 31 2008 and, respectively, are as follows:

	June 30, 2009 Impaired	June 30, 2009 Reserve	December 31, 2008 Impaired	December 31, 2008 Reserve
	(In thousands)
Nonaccrual loans	$120,532	$6,589	$24,387	$1,342
Other specifically impaired loans	4,404	783	12,914	1,950
Restructured loans	38,514	—	20,306	—

Total impaired loans	$163,450	7,372	$57,607	3,292

Reserve on all other loans		14,727		11,218

Total reserve		$22,099		$14,510

Nonperforming assets include nonperforming loans and foreclosed assets. Nonperforming loans include loans classified as nonaccrual or restructured and loans past due 90 days or more. Our general practice is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest, unless the collateral value is greater than both the principal due and the accrued interest and collection of principal and interest is probable. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual status is accounted for on a cash basis. The ratio of the allowance for loan losses (less specific reserves) to total loans (less impaired loans) increased from 1.36% at December 31, 2008 to 2.12% at June 30, 2009. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, and foreclosed assets) decreased from 34.97% at December 31, 2008, to 14.21% at June 30, 2009. Total nonperforming assets at June 30, 2009 were $155.5 million, which consisted of: $125.7 million in loans secured by real estate; $3.2 million in commercial, financial and agricultural loans; $606,000 in consumer and other loans; $25.8 million of foreclosed real estate; and $222,000 of other repossessed property. Foreclosed real estate consisted of $11.1 million in acquisition and development real estate, $6.6 million in commercial real estate, $8.0 million in residential real estate, and $84,000 in commercial, financial and agricultural real estate at June 30, 2009. Total nonperforming assets at December 31, 2008 were approximately $41.5 million. The ratio of total nonperforming assets to total assets increased from 3.50% at December 31, 2008, to 13.07% at June 30, 2009, and the ratio of nonperforming loans to total loans increased from 3.18% at December 31, 2008, to 15.11% at June 30, 2009.

The following table shows our nonperforming assets at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(In thousands)
Non-accruing loans	$120,532	$24,387
Loans past due 90 days or more and still accruing interest	8,955	3,783
Restructured loans	—	—

Total nonperforming loans	129,487	28,170
Other real estate	25,826	13,171
Other repossessed property	222	151

Total nonperforming assets	$155,535	$41,492

Premises and Equipment

Premises and Equipment (net of depreciation) increased by approximately $635,000 during the six month period from December 31, 2008 to June 30, 2009. The majority of this increase was due to the completion of construction of our new facility in Murphy, North Carolina. This increase was offset by the additional depreciation accumulated on the Murphy facility, as well as the Dahlonega, Georgia and Dawson 400 facilities opened in December 2008. These new permanent facilities replaced temporary leased facilities in these locations.

Deposits and Other Interest-Bearing Liabilities

Deposits are the primary source of funds to support our earning assets. Total deposits increased 3.2%, from $1.01 billion at December 31, 2008, to $1.05 billion, at June 30, 2009. Noninterest-bearing deposits increased $8.8 million, or 17.7%, from year-end 2008 to $58.9 million at June 30, 2009, and interest-bearing deposits increased $23.1 million, or 2.4%, during the same period, to $986.3 million. Alternative funding sources such as Federal Home Loan Bank advances, national CDs and brokered deposits were used to supplement funding sources. In the past we have used alternative funding sources for liquidity purposes as well as a secondary source of financing. Pursuant to the Order, however, we are required to provide written notice to and obtain a waiver from the FDIC and the GDBF before we may renew, rollover or increase our brokered deposits. At June 30, 2009, brokered deposits were $31.6 million, compared to brokered deposits of $80.0 million at December 31, 2009. Federal Home Loan Bank advances were $72.0 million, unchanged from December 31, 2008. National CDs were $186.5 million and $182.7 million at June 30, 2009 and December 31, 2008, respectively. The cost of these alternative funding sources can be less expensive than our local deposits, however, pursuant to the Order, we are restricted to paying no more than 75 basis points above our area’s current market rates. For the month of June, our average yield paid on new and renewed CDs was 2.57%, compared to 2.11% average yield paid on new and renewed national CDs.

Borrowings

Short-Term Borrowings

Short-term borrowings at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Securities sold under agreements to repurchase	$5,370	$5,642
Other short-term line of credit	4,962	4,962

	$10,332	$10,604

At June 30, 2009, we had $12.5 million in available lines to purchase federal funds, on an unsecured basis, from commercial banks. In addition, we have a short-term line of credit with the Federal Home Loan Bank of Atlanta with a balance of $-0- at June 30, 2009 and December 31, 2008. The short-term line of credit with the Federal Home Loan Bank of Atlanta is in the form of a daily rate credit.

We also have a short-term note payable with a third party financial institution. The balance on this note payable was $5.0 million at June 30, 2009 and at December 31, 2008. Under the terms of the note, the Company agreed to comply with certain financial covenants regarding the capital ratios of the Company, the Bank and the Thrift. As of June 30, 2009, the Company was not in compliance with the financial covenants in the note that required the Company not to: (1) permit the tangible capital of the Company to be less than $60,000,000; (2) permit the Company’s Tier 1 Capital to average total assets to be less than 7.0% at the end of any fiscal quarter; (3) permit the Total Risk Based Capital ratio to be less than 8.0% for the Bank and 10.0% for the Thrift at any quarter end; and (4) permit the Bank to fail to comply with any minimum capital requirement imposed by any state or federal regulator; (5) permit the Bank to be classified below (worse than) the “adequately capitalized” classification established by its applicable federal regulator or (6) permit the Thrift to be classified below the “well capitalized” classification established by its applicable federal regulator.

On July 30, 2009, the note was renewed and modified to provide: (1) an extended maturity date of July 30, 2010, (2) a cure period of 150 days for violations of certain covenants set forth in the note, (3) no additional advances are available, (4) interest shall be payable monthly in arrears, rather than quarterly, (5) 1,000 shares of the Thrift’s common stock be pledged to the lender as additional collateral for the note, and (6) specified principal reductions upon certain future issuances of equity or debt securities or the sale of the Thrift. The modified note contains financial covenants which substantially similar to those described in the above paragraph and contained in the original note. The financial covenants contained in the modified note are more fully described in “Note K – Subsequent Events” to the financial statements included in this Report on Form 10-K and the modified note has been filed as an exhibit to this Form 10-K.

In connection with the renewal and modification of the note, the Company executed an acknowledgement regarding the violation of the financial covenants, which confirmed that under the terms of the modified note the Company has 150 from the date of the acknowledgement to cure the covenant violations. Failure to cure the covenant violations with the 150-day period will result in a default under the terms of the note, which will allow the lender to declare the note immediately due and payable, among other remedies set forth in the note.

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

On August 28, 2003, Appalachian Capital Trust I (“the Trust”), a Delaware statutory trust established by us, received $6.0 million principal amount of the Trust’s floating rate cumulative trust preferred securities in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of our floating rate-subordinated debentures. We have fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the trust preferred securities. We account for the trust preferred securities as long-term debt liability in the amount of $6.2 million. Interest only is payable quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 3.00 % percent until the debt becomes due on August 8, 2033. The interest rate on the Trust Preferred liability at June 30, 2009 and December 31, 2008 was_4.03% and 6.19%, respectively. The debt is callable by Appalachian Bancshares, Inc. on August 28, 2008 and every quarter thereafter. Subject to certain limitations, the trust preferred securities qualify as Tier 1 capital and are presented in the consolidated financial statements included elsewhere in this Form 10-K as “subordinated long-term capital notes”. The Company has the option to defer interest payments on this liability. As of June 30, 2009, the Company has elected to defer all interest payments on this liability.

The sole assets of the Trust are the subordinated debentures issued by us. Both the trust preferred securities and the subordinated debentures have approximately 30-year lives. However, both we and the Trust have options to call our respective securities after five years, subject to regulatory capital requirements.

Shareholders’ Equity

Total shareholders’ equity was $39.2 million at June 30, 2009, a decrease of $33.2 million as compared to $72.4 million at December 31, 2008. This decrease included net losses of $32.7 million for the six months ended June 30, 2009. In addition, we issued 103,196 shares of common stock to our 401(k) Plan during the first quarter of 2009 for proceeds of $263,000; and had an increase related to stock-based compensation expense of $110,000. These increases were reduced by a $949,000 decrease in the accumulated other comprehensive income on our available-for-sale securities.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining our day-to-day cash flow requirements of our customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, we would not be able to perform our primary function as a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities we serve. The objective of assets and liabilities management is not only to assure adequate liquidity in order for us to meet the needs of our customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities, so that we can meet the investment objectives of our shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. Pursuant to the Order, the bank is required to review, revise, and adopt, as necessary, its written liquidity, contingency funding, and funds management policy to provide effective guidance and control over the Bank’s funds management activities. The Bank has performed these steps and the revised policy has been submitted to the FDIC in the latest progress report.

The asset portion of the statement of financial condition provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities. Loans that mature in one year or less equaled approximately $632.6 million, or 73.8%, of the total loan portfolio at June 30, 2009. All of our investment securities had a maturity date of greater than one year at June 30, 2009, due to the fact that our short-term U.S. Treasury Bills matured in June and the proceeds from those funds were deposited into our cash accounts. Other sources of liquidity include short-term investments such as federal funds sold. At June 30, 2009, we had $14.1 million in federal funds sold.

The liability portion of the statement of financial condition provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2009, time deposits that mature in one year or less equaled approximately $590.8 million. At June 30, 2009, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $12.5 million. At June 30, 2009, the outstanding balance of federal funds purchased was $-0-.

We also have a line of credit with the Federal Home Loan Bank of Atlanta that improves our ability to manage liquidity and reduce interest rate risk by having a funding source to match longer-term loans. Our credit line with the Federal Home Loan Bank was at $114.2 million as of June 30, 2009. This line is subject to collateral availability. At June 30, 2009, the outstanding balance of the line of credit was $72.0 million, none of which is accounted for as a short-term line of credit.

Capital Resources

The Company, Bank and Thrift are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company, Bank and Thrift and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Bank and Thrift must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank and the Thrift to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Pursuant to the Order, we are in the process of developing a short-term and a long-term capital plan to meet regulatory required capital limits. Pursuant to the Order, Tier 1 Risk-based Capital must equal or exceed 8.00% of the Bank’s total assets and the Bank’s Total Risk-based Capital must equal or exceed 10.00% of the Bank’s total risk-weighted assets, within 90 days of the effective date of the Order.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2009:
Total Risk-based Capital
Consolidated	$62,712	7.11%	$70,606	8.00%	$	N/A	N/A	%
Appalachian Community Bank	58,773	7.26	64,749	8.00		80,936	10.00
Appalachian Community Bank, F.S.B.	7,990	11.43	5,592	8.00		6,990	10.00
Tier 1 Risk-based Capital
Consolidated	45,218	5.12	35,303	4.00		N/A	N/A
Appalachian Community Bank	42,198	5.21	32,374	4.00		49,561	6.00
Appalachian Community Bank, F.S.B.	7,112	10.18	2,796	4.00		4,194	6.00
Tier 1 Leverage
Consolidated	45,218	3.69	48,989	4.00		N/A	N/A
Appalachian Community Bank	42,198	3.74	45,168	4.00		56,460	5.00
Appalachian Community Bank, F.S.B.	7,112	7.47	3,806	4.00		4,758	5.00

As of June 30, 2009, the Bank was classified as “undercapitalized”, pursuant to applicable regulatory guidelines. An “undercapitalized” bank fails to meet the minimum level for any relevant capital requirement. A bank that reaches the undercapitalized level, is likely subject to an Order to Cease and Desist and other formal supervisory sanctions. In addition, an undercapitalized bank becomes subject to any of the following operating and managerial restrictions, which may:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require a capital restoration plan within 45 days of becoming undercapitalized;

•	restrict or prohibit asset growth, or require a bank to shrink;

•	require prior approval by the primary federal regulator for acquisitions, branching, and new lines of business;

•	require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;

•	restrict affiliate transactions;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the institution to elect new directors, dismiss directors or senior executive officer, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives;

•	prohibit material transactions outside the usual course of business;

•	prohibit amending the bylaws, charter, or both, of the bank;

•	prohibit any material changes in accounting methods; and

•	prohibit golden parachute payments, excessive compensation and bonuses.

Contractual Obligations

As of June 30, 2009, we have entered into no new contractual agreements.

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

A summary of our commitments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Loan commitments	$68,258	$77,502
Standby letters of credit	5,871	5,942

	$74,129	$83,444

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.

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

There have been no new legal proceedings and no material developments on the legal proceedings discussed in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 1A.	Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have concluded that there is substantial doubt about our ability to continue as a going concern.

We have prepared the consolidated financial statements contained in this Report on Form 10-Q for the quarter ended June 30, 2009 assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, as a result of recurring losses, as well as uncertainties associated with the Bank’s ability to increase its capital levels to meet regulatory requirements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not included any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders will lose some or all of their investment in the Company. See Note A to the Consolidated Financial Statements. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations for management’s discussion of our financial condition at June 30, 2009.

We are seeking to comply with the cease and desist order issued by our supervising authorities, but we are not yet in compliance; failure to achieve compliance could subject us to further significant regulatory enforcement action, including placing our subsidiary bank into a receivership.

As more fully described in Note C of the “Notes to Consolidated Financial Statements,” on April 24, 2009, the Bank consented to an Order to Cease and Desist issued by the FDIC and the GDBF (the “Order”). The Order requires the Bank to, among other things, to maintain or exceed Tier 1 Risk-based Capital of 8.00% of the Bank’s total assets and Total Risk-based Capital of 10.00% of the Bank’s total risk-weighted assets within 90 days of the effective date, April 24, 2009. The Order also substantially restricts the Bank’s lending activities. As of the date of this report, the Bank has not met the minimum capital requirements of the Order. The Bank is seeking to meet the minimum capital requirements set forth in the Order through a combination of earnings, additional capital from other sources and decreasing total assets through loan payoffs. We expect that our compliance with the Order will require the Bank to devote significant management attention and time on an ongoing basis to the issues raised in the Order.

We are not in compliance with certain financial covenants regarding the capital of the Company, the Bank and the Thrift which are contained in our $5.0 million short term note payable.

As of June 30, 2009, we were not in compliance with various financial covenants regarding the capital of the Company, the Bank and Thrift which are contained in our $5.0 million short term note payable to another financial institution. On July 30, 2009, we and our lender modified the note to provide that the Company has 150 days after July 30, 2009 to cure certain covenant violations, which have continued since June 30, 2009. In order to cure the covenant violations, the Company must increase its consolidated tangible capital by approximately $14.8 million to a total of at least $60.0 million, as well as significantly improve the regulatory capital ratios of the Company and the Bank. Failure to cure the covenant violations by December 27, 2009 will cause a default under the terms of the note, which will allow the lender to declare the note immediately due and payable, among other remedies contained in the note. If the Company is unable to pay the note in full if declare due and payable, other remedies to the lender include foreclosure on the collateral pledged to secure the note, which includes all of the issued and outstanding shares of common stock of the Bank and the Thrift. Such action may render the Company insolvent. See Note K – Subsequent Events to the consolidated financial statements for a description of the material terms of the note, including the financial covenants referred to above.

The Bank’s current capital ratios are below the regulatory threshold for an “adequately capitalized” institution; as a result, the Bank is considered “undercapitalized”, which will have a material and adverse affect on the Company.

The Federal Deposit Insurance Act (“FDIA”) requires each federal banking agency to take prompt corrective action with respect to banks that do not met the minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition of the payment of capital distributions and management fees, restrictions on growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized bank must file a capital restoration plan with its principal federal regulator. If an undercapitalized bank fails in any material aspect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. As a result, the Bank may be subject to the following restrictions, including, among others, requiring the recapitalization or sale of the Bank, restrictions with affiliates and limits on the interest rates the Bank may pay on deposits. Further, even after the Bank has attained adequately capitalized status, the FDIC may determine, after notice and hearing, that the Bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, and, consequently, treat the Bank as if it were undercapitalized and subject the Bank to the regulatory restrictions of such lower classification. As a result of the Bank’s undercapitalized status, the Company may be subject to potential enforcement actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for unsafe and unsound practices in conducting its business or for violations of law or regulation, which could include the filing of false or misleading regulatory reports. Enforcement actions under this authority may include the imposition of civil money penalties, the issuance of directives to increase capital, or the removal of, and prohibition orders against, “institution affiliated parties.” Finally, the Federal Reserve may implement measure to remediate undercapitalization at the Bank.

Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits.

Because we are no longer considered “well capitalized” by our banking regulators, we are, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not well capitalized will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. This national rate may be lower than the prevailing rates in our local market, and we may be unable to secure the permission of the FDIC to use a local market rate. If restrictions on the rates we are able to pay on deposit accounts negatively impacts our ability to compete for deposits in our market area, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of the shareholders on May 19, 2009 (the “Annual Meeting”), for the purposes of electing the Class III directors to the Board of Directors of the Company.

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

The following persons were nominated and elected to the Board of Directors as Class III directors, for a term expiring at the 2012 Annual Meeting:

Director	Class	Term Of Office	Number of Votes:
			For	Against	Withheld
Tracy R. Newton	III	Three Years	4,299,994	0	267,833
Kenneth D. Warren	III	Three Years	4,461,398	0	106,429

The following directors did not stand for reelection as their term of office continued: Alan S. Dover, Charles A. Edmondson, Roger E. Futch, Joseph C. Hensley, Frank E. Jones, and J Ronald Knight.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following Exhibits are filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit
10.1	Third modification to promissory note dated July 30, 2009, by and between Appalachian Bancshares, Inc., and The Park Avenue Bank.

10.2	Third amendment and restatement of loan and stock pledge agreement dated July 30, 2009, by and between Appalachian Bancshares, Inc., and The Park Avenue Bank.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPALACHIAN BANCSHARES, INC.

Dated: August 19, 2009	/s/ Tracy R. Newton
Tracy R. Newton
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2009	/s/ Danny F. Dukes
Danny F. Dukes
Executive Vice President and Chief
Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 6 which are filed as a part of this report and incorporated by reference):

Exhibit No.	Exhibit
10.1	Third modification to promissory note dated July 30, 2009, by and between Appalachian Bancshares, Inc. (“Borrower”), and The Park Avenue Bank (“Lender”).

10.2	Third amendment and restatement of loan and stock pledge agreement dated July 30, 2009, by and between Appalachian Bancshares, Inc., and The Park Avenue Bank.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.